Form 10-K
period 2002-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2003-03-31
CIK 1186258

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the
                            Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 2002
                                                                      OR
                        |_| Transition report pursuant to section 13 or 15(d) of
                            the Securities Exchange Act of 1934 (no fee
                            required) For the transition period from ____ to
                            ____

                        Commission File number 333-62477

                      ATEL Capital Equipment Fund VIII, LLC

          California                                              94-3307404
          ----------                                              ----------
(State or other jurisdiction of                               (I. R. S. Employer
     incorporation or organization)                          Identification No.)

        600 California Street, 6th Floor, San Francisco, California 94108
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


     State the aggregate market value of voting stock held by non-affiliates of the registrant. Inapplicable


                       DOCUMENTS INCORPORATED BY REFERENCE

     Prospectus   dated  December  7,  1998,   filed  pursuant  to  Rule  424(b)
(Commission File No. 33-62477) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

     ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the state of California in July 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services LLC
(ATEL), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation.

     The Company conducted a public offering of 15,000,000 of Limited Liability Company Units (Units), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and ATEL requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of February 18, 1999, the Company had received subscriptions for 775,777 Units ($7,757,770) and ATEL requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of November 30, 2000, the Company had received subscriptions for 13,570,138 ($135,701,380) Units in addition to the Initial Members' Units and the offering was terminated. All of the Units were issued and outstanding as of December 31, 2002.

     The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending 72 months after the end of the year in which the Final Closing occurs (which will be December 31, 2006) and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

Narrative Description of Business

     The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of ATEL that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

     The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

     As of December 31, 2002, the Company had purchased equipment with a total acquisition price of $245,736,450.

     The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor service, Inc. of Baa or better, or the credit equivalent as determined by ATEL, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the Managing Member, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

     During 2002, 2001 and 2000, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                                     Type of Equipment             2002    2001    2000
------                                     -----------------             ----    ----    ----
Overnite Transportation Company            Tractors and trailers         10%       *      *
Union Pacific Railroad                     Railcars                       *       16%     *
Burlington Northern Santa Fe Railroad      Locomotives and Auto Racks     *        *     10%

*  Less than 10%

     These percentages are not expected to be comparable in future periods.

     The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of ATEL or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

     ATEL will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

     The business of the Company is not seasonal.

     The Company has no full time employees.

Equipment Leasing Activities

     Through December 31, 2002, the Company has disposed of certain leased assets as set forth bel

                                                                 Excess of
Type of                    Original                              Rents Over
Equipment               Equipment Cost       Sale Price          Expenses *
---------               --------------       ----------          ----------
Transportation, rail        $ 7,128,678        $ 7,464,886         $ 1,887,775
Office automation             5,854,367          1,744,052           5,099,209
Manufacturing                   376,423             99,322             279,808
Transportation, other            21,250             22,398               2,490
                       -----------------  -----------------   -----------------
                       -----------------  -----------------   -----------------
                           $ 13,380,718        $ 9,330,658         $ 7,269,282
                       =================  =================   =================
                       =================  =================   =================

* Individual asset types included in "Other" represent less than 2% of the total.

     The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2002 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                                   Purchase Price Excluding  Percentage of Total
Asset Types                            Acquisition Fees         Acquisitions
-----------                            ----------------         ------------
Transportation, rail                         $59,769,940                 24.32%
Manufacturing                                 44,048,583                 17.93%
Transportation, other                         25,757,971                 10.48%
Aircraft                                      38,535,439                 15.68%
Transportation, intermodal
   containers                                 21,228,750                  8.64%
Gas compressors                               13,848,465                  5.64%
Point of sale / office automation              8,677,566                  3.53%
Materials handling                            11,018,547                  4.48%
Storage tanks                                  6,712,090                  2.73%
Marine vessels                                 3,952,500                  1.61%
Other *                                       12,186,599                  4.96%
                                         ----------------     ------------------
                                            $245,736,450                100.00%
                                         ================     ==================

     * Individual asset types included in "Other" represent less than 2% of the total.

                                   Purchase Price Excluding  Percentage of Total
Industry of Lessee                     Acquisition Fees          Acquisitions
------------------                     ----------------          ------------
Transportation, rail                         $59,769,940                 24.31%
Transportation, air                           38,535,439                 15.68%
Manufacturing, other                          34,889,583                 14.20%
Transportation, other                         27,245,340                 11.09%
Transportation, containers                    21,228,750                  8.64%
Manufacturing, electronics                    20,901,071                  8.51%
Retail                                        18,056,010                  7.35%
Natural gas                                   13,848,465                  5.64%
Other *                                       11,261,852                  4.58%
                                         ----------------     ------------------
                                            $245,736,450                100.00%
                                         ================     ==================

* Individual lessee industries included in "Other" represent less than 2% of the total.

     For further information regarding the Company's equipment lease portfolio as of December 31, 2002, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

     The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

     No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

Emery Worldwide Airways, Inc.:

     On January 25, 2002, the Company filed a complaint against its lessee, Emery Worldwide Airways, Inc., for failure by the lessee to properly maintain the condition and airworthiness of the aircraft on lease to the lessee, and for certain other breaches and defaults by the lessee as alleged in the complaint. The Company has claimed stipulated loss value damages in the amount of $5,648,173 as a result of the breaches and defaults under the lease by the lessee. A motion for summary judgment on the Company's claims was filed the summer of 2002, and an unfavorable ruling on the motion was handed down in the fourth quarter of 2002. A trial date for this matter had been set for May 2003, but was delayed until September 2003. In March 2003, ATEL settled with Emery for an amount equal to $1,300,000, plus the value of the aircraft. ATEL is currently taking steps to remarket the aircraft.

Burlington Northern Santa Fe Corporation:

     This complaint was filed for the recovery of $300,000 in damages for the "Agreed Value" of a destroyed locomotive, where THE CIT Group/Equipment Financing, Inc., acting as agent for the Company, agreed to "swap" the locomotive unit with Burlington Northern Santa Fe Corporation, without first obtaining the Company's consent to do so, as required by the agreement. An additional claim for holdover rent was informally asserted. A satisfactory agreement for settlement has been reached in this matter and payment of $483,653 in the settlement was received in the first quarter of 2003.

Solectron:

     This is a matter whereby the Company has declared a lessee in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by the Manager on behalf of the Company in the amount of $13,332,328. The lessee filed a counter-claim against the Company asserting unfair business practices. The Company believes that it has a reasonable basis for success of some, if not all, of its claims in this matter.

Ingersoll International:

     At December 31, 2002, ATEL had commenced action against Ingersoll International ("the Lessee) as we had declared them in default for making an unauthorized assignment of part of the leased equipment. Subsequent to December 31, 2002, ATEL, the Lessee and the unauthorized party reached an agreement in principal to have the unauthorized party assume the lease. Documents have been prepared by ATEL and sent to the other parties for signature and the Company expects all documents to be signed and this matter resolved by March 31, 2003.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

     The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Company and its investment objectives, to ATEL's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

     As of December 31, 2002, a total of 3,656 investors were record holders of Units in the Company.

ERISA Valuation

     In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, the Managing Member estimated the value per Unit of the Company's assets as of September 30, 2002. The Managing Member calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company's assets as of January 1, 2003. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on the Managing Member's perception of market conditions and the types and amounts of the Company's assets. No independent valuation was sought.

     After calculating the aggregate estimated disposition proceeds, the Managing Member then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unit holders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of September 30, 2002, the value of the Company's assets, calculated on this basis, was approximately $8.24 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

Dividends

     The Company does not make dividend distributions. However, the Members of the Company are entitled to certain distributions as provided under the Operating Agreement.

     ATEL has sole discretion in determining the amount of distributions; provided, however, that the Managing Member will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the reinvestment period to equal an amount between $0.80 and $1.00 per Unit, which was to be determined by the Managing Member. In 2001, the Managing Member determined that amount to be $0.91 per Unit.

     Investors may elect to receive distributions either on a monthly or quarterly basis.

     The rate for distributions from 2002 operations was $0.07583 per Unit per month. The distributions were paid in February through December 2002 and in January 2003. For each quarterly distribution (paid in April, July and October 2002 and in January 2003) the rate was $0.2275 per Unit. Distributions were from 2002 cash flows from operations.

     The rate for distributions from 2001 operations was $0.076667 per Unit per month for January through June 2001. The distributions were paid in February through July 2001. The rate for the distributions for July through December 2001 was $0.075833. The distributions were paid in August through December 2001 and in January 2002. For each quarterly distribution (paid in April and July 2001) the rate was $0.23 per Unit. For the quarterly distributions paid in October 2001 and January 2002, the rate was $0.2275. Distributions were from 2001 cash flows from operations.

     The rate for monthly distributions from 2000 operations was $0.075 for January through October 2000. The distributions were paid in February through November 2000. The rate for the distribution for November 2000 was $0.079167. The rate for the distribution for December 2000 was $0.07667. An additional distribution was paid in December 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all monthly distributions received to a total of $0.079167 per Unit per month for the period from February through November 2000. For each quarterly distribution (made in April, July and October 2000) the rate was $0.225 per Unit. For the quarterly distribution paid in January 2001, the rate was $0.235. An additional distribution was paid in December 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all quarterly distributions received to a total of $0.2375 per Unit per quarter for the period from February through October 2000. Distributions were from 2000 cash flows from operations.

     The following table presents summarized information regarding distributions to members other than the Managing Member (Other Members:)

                                                2002              2001              2000               1999
                                                ----              ----              ----               ----
Distributions of net income (loss)               $ (0.2800)        $ (0.0600)         $ (0.2900)         $ 0.0600
Return of investment                                1.1900            0.9700             1.2100            0.5500
                                           ---------------- ----------------- ------------------ -----------------
Distributions per unit                              0.9100            0.9100             0.9200            0.6100
Differences due to timing of distributions               -            0.0050             0.0275            0.2900
                                           ---------------- ----------------- ------------------ -----------------
Nominal distribution rates from above             $ 0.9100          $ 0.9150           $ 0.9475          $ 0.9000
                                           ================ ================= ================== =================

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company at December 31, 2002, 2001, 2000, 1999 and 1998 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                  2002             2001              2000              1999               1998
                                                  ----             ----              ----              ----               ----
Gross revenues                                  $ 32,929,975      $43,794,097      $ 31,047,485        $ 8,660,653               $ -
Net income (loss)                               $ (2,805,544)       $ 132,672      $ (2,305,631)         $ 438,835               $ -
Weighted average Units                            13,570,188       13,570,188        10,634,792          4,025,294                50
Net income (loss) allocated to
   Other Members                                $ (3,806,713)      $ (872,244)     $ (3,100,640)         $ 239,420               $ -
Net income (loss) per Unit, based on
   weighted average Units outstanding                $ (0.28)         $ (0.06)          $ (0.29)            $ 0.06               $ -
Distributions per Unit, based on
   weighted average Units outstanding                 $ 0.91           $ 0.91            $ 0.92             $ 0.61               $ -
Total Assets                                   $ 153,464,672     $184,421,674      $198,832,652      $ 145,663,336             $ 600
Non-recourse and Other Long-term Debt           $ 68,614,855      $91,383,964      $ 93,993,744       $ 71,848,617               $ -
Total Members' Capital                          $ 66,526,763      $83,361,952      $101,338,501       $ 64,130,010             $ 600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

     The Company commenced its offering of Units on December 7, 1998. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). The offering was terminated on November 30, 2000. Total proceeds of the offering was $135,701,880. Until the Company's initial portfolio of equipment was purchased, funds which had been received, but which had not yet been invested in leased equipment, were invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company's public offering provided for a total maximum capitalization of $150,000,000.

     During the funding period, the Company's primary source of liquidity was subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

     As another source of liquidity, the Company is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on ATEL's success in re-leasing or selling the equipment as it comes off lease.

     The  Company  participates  with the  Managing  Member  and  certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility                                    $    10,600,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                            18,400,000
                                                                                                 -----------------
Total borrowings under the acquisition facility                                                        29,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                 -
                                                                                                 -----------------
Total outstanding balance                                                                         $    29,000,000
                                                                                                 =================

Total available under the line of credit                                                          $    55,645,837
Total outstanding balance                                                                             (29,000,000)
                                                                                                 -----------------
Remaining availability                                                                            $    26,645,837
                                                                                                 =================

     Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and the Managing Member.

     The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the Managing Member and providing for cash distributions to the Other Members. At December 31, 2002, there were no commitments to purchase lease assets.

     ATEL or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however, that:
(i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to ATEL or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by ATEL or affiliate and the time acquired by the Company;
(iv) there is no benefit arising out of such transaction to ATEL or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.

     The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

     In 1999, the Company established a $70 million receivables funding program (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provided for borrowing at a variable interest rate and required the Managing Member on behalf of the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The Managing Member believes that this program allowed the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in April 2002.

     See Item 7a and Note 5 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding this program and related interest rate swaps.

     It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company will continue to use its sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

     ATEL expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

     See Note 4 to the financial statements,  Non-recourse debt, as set forth in
Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

     The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999. See Item 5 and 6 for additional information regarding distributions.

     If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual (resale) values and rates on re-leases of the Company's leased assets may increase as the costs of similar assets increase. However, the Company's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

     If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows

2002 vs. 2001:

     In 2002 and 2001, the Company's primary source of cash was operating lease revenues. This was also the primary source of cash flows from operations in both years.

     Rents from direct financing leases and proceeds from asset sales were the only sources of cash from investing activities in either 2002 or in 2001. In both years, uses of cash in investing activities included purchases of assets on operating and direct financing leases and payment of initial direct costs associated with those leases.

     In 2002 and 2001, sources of cash from financing activities consisted of long-term debt proceeds and borrowings under the line of credit.

2001 vs. 2000:

     In 2001, operating lease rents were the primary source of cash flows. In both 2001 and 2000, it was the Company's primary source of cash from operations.

     Sources of cash from investing activities consisted of the proceeds from sales of lease assets and cash flows from direct financing leases. In 2001, sales proceeds consisted largely of the proceeds from the sale of a fleet of railroad box cars. There was no similar sale in 2000.

     Financing sources of cash in 2001 consisted of borrowings on the line of credit and the proceeds of long-term debt. The Company's offering was concluded in 2000 and, therefore, there were no offering proceeds and related costs in 2001 comparable to those in 2000.

Results of Operations

     As of January 13, 1999, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not been completed until 2001, the results of operations in 2001, 2000 and 1999 are not expected to be comparable to future periods. With the Company's public offering and its initial asset acquisition stage terminated, the future results of operations are expected to change significantly.

     Substantially all employees of ATEL track time incurred in performing administrative services on behalf of the Company. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

2002 vs. 2001:

     Operations in 2002 resulted in a net loss of $2,805,544. Operations in 2001 resulted in net income of $132,672.

     Revenues from operating leases and direct finance leases decreased significantly in 2002 compared to 2001. These decreases were the result of asset sales over the last two years, lower lease rates on renewals and an increase in the amount of the Company's assets that are off lease. Revenues are expected to decrease again in 2003.

     Depreciation expense also decreased as a result of the sales of lease assets in 2002 and 2001.

     Average debt balances decreased in 2002 compared to 2001. This led to the decrease in interest expense compared to 2001.

     Management fees are related to the Company's revenues. As the Company's revenues decline, as a result of asset sales, the management also decrease.

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the fair values of a fleet of diesel electric locomotives and an aircraft had declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of those assets in the amount of $2,612,500 for the year ended December 31, 2002.

2001 vs. 2000:

     In 2001, operations resulted in net income of $132,672 compared to a loss of $2,305,631 in 2000. Operating lease rents increased substantially compared to 2000 as a result of acquisitions in 2000 and in 2001. These rent increases were largely offset by increased depreciation expense associated with the acquisitions and interest expense on the additional debt that was used to finance them.

     Income increased for the most part as a result of an increase in the amounts of gains realized on the sales of assets in 2001 compared to 2000. These gains increased by $1,799,839 compared to 2000.

Recent developments

     In March 2003, the Company began preliminary discussions to terminate an aircraft operating lease with Emery Worldwide. The lease had been scheduled to continue through December 31, 2004. The carrying value of the aircraft at December 31, 2002 was $10,624,043 and the proposed amount of the settlement is $8,100,000. This is expected to result in a loss of $2,524,043 on the sale of the aircraft if this transaction is consumated. The sale is expected to take place on March 31, 2003 or early in the second quarter of 2003.

Derivative Financial Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

     SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

     The Company adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Company recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See Note 5 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Recent Accounting Pronouncement

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a
significant   impact  on  the  Company's   financial  position  and  results  of
operations.

Internal Controls

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Critical Accounting Policies

     The policies discussed below are considered by management of the Company to be critical to an understanding of the Company's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Asset Valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

     In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2002, there was $10,600,000 outstanding on the floating rate line of credit and the effective interest rate of the borrowings ranged from 3.29% to 3.30%.

     Also, as described in Item 7 in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of December 31, 2002, borrowings on the facility were $62,912,000 and the associated variable interest rate was 2.0081%. The average fixed interest rate achieved with the swap agreements was 6.861% at December 31, 2002.

     In general, these swap agreements eliminate the Company's interest rate risk associated with variable interest rate borrowings. However, the Company is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Company's facility borrowings at December 31, 2002, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Company's 2003 variable interest expense by approximately $528,500.

     See the Notes to the financial statements as set forth in Part II, Item 8 for additional information.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 28.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund VIII, LLC

     We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in members' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 7, 2003

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                     ASSETS

                                                                     2002               2001
                                                                     ----               ----
Cash and cash equivalents                                       $       2,263,479  $     2,269,137
Accounts receivable, net of allowance for doubtful accounts of
   $516,365 in 2002 and $41,365 in 2001                                1,874,311         3,256,527
Due from Managing Member                                                 171,119                 -
Other assets                                                              55,000            85,000
Investments in equipment and leases                                  149,100,763       178,811,010
                                                               ------------------ -----------------
Total assets                                                       $ 153,464,672     $ 184,421,674
                                                               ================== =================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                                      $ 62,912,000      $ 85,369,000
Non-recourse debt                                                      5,702,855         6,014,964
Line of credit                                                        10,600,000         2,500,000
Accounts payable                                                         697,720           649,538
Accrued interest payable                                                  96,179            76,980
Interest rate swap contracts                                           5,381,342         4,700,622
Unearned operating lease income                                        1,547,813         1,748,618
                                                               ------------------ -----------------
Total liabilities                                                     86,937,909       101,059,722

Members' capital                                                      66,526,763        83,361,952
                                                               ------------------ -----------------
Total liabilities and members' capital                             $ 153,464,672     $ 184,421,674
                                                               ================== =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Revenues:                                                         2002              2001               2000
                                                                  ----              ----               ----
   Leasing activities:
      Operating leases                                          $ 31,638,196       $ 40,911,071      $ 29,965,693
      Direct financing leases                                        807,678            920,026           810,501
      Gain on sales of assets                                        271,751          1,801,292             1,453
Interest                                                              15,547            131,575           175,029
Other                                                                196,803             30,133            94,809
                                                             ---------------- ------------------------------------
                                                                  32,929,975         43,794,097        31,047,485
Expenses:
Depreciation and amortization                                     23,162,548         31,243,646        22,588,276
Interest expense                                                   6,148,759          9,058,622         7,365,041
Asset management fees to Managing Member                           1,481,576          1,849,335         1,465,566
Cost reimbursements to Managing Member                               832,539            924,375         1,408,523
Provision for doubtful accounts                                      475,000             82,615                 -
Provision for losses and impairments                               2,612,500                  -                 -
Railcar maintenance                                                  215,009                  -                 -
Aircraft inspection and maintenance                                  211,268                  -                 -
Professional fees                                                    179,562            215,450           127,345
Other                                                                416,758            287,382           398,365
                                                             ---------------- ------------------------------------
                                                                  35,735,519         43,661,425        33,353,116
                                                             ---------------- ------------------------------------
Net income (loss)                                               $ (2,805,544)         $ 132,672      $ (2,305,631)
                                                             ================ ====================================

Net income (loss):
   Managing Member                                               $ 1,001,169        $ 1,004,916         $ 795,009
   Other Members                                                  (3,806,713)          (872,244)       (3,100,640)
                                                             ---------------- ------------------------------------
                                                                $ (2,805,544)         $ 132,672      $ (2,305,631)
                                                             ================ ====================================

Net (loss) per Limited Liability Company Unit (Other Members)        $ (0.28)           $ (0.06)          $ (0.29)
Weighted average number of Units outstanding                      13,570,188         13,570,188        10,634,792















                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                                  Accumulated
                                                                                                     Other
                                                                                                 Comprehensive
                                                    Other Members                Managing           Income
                                                    -------------
                                               Units            Amount            Member            (Loss)             Total
                                               -----            ------            ------            ------             -----
Balance December 31, 1999                        7,744,326     $ 64,130,010     $           -      $           -       $64,130,010
Capital contributions                            5,825,862       58,258,620                 -                  -        58,258,620
Less selling commissions to affiliates                           (5,534,569)                -                  -        (5,534,569)
Other syndication costs to affiliates                            (2,619,534)                -                  -        (2,619,534)
Distributions to Managing Member                                          -          (795,009)                 -          (795,009)
Distributions to Other Members
   ($0.92 per Unit)                                              (9,795,386)                -                  -        (9,795,386)
Net income (loss)                                                (3,100,640)          795,009                           (2,305,631)
                                          ----------------- ---------------- ----------------- ------------------ -----------------
Balance December 31, 2000                       13,570,188      101,338,501                 -                  -       101,338,501
Distributions to Managing Member                                          -        (1,004,916)                 -        (1,004,916)
Distributions to Other Members
   ($0.91 per Unit)                                             (12,403,683)                -                  -       (12,403,683)
Cumulative effect of change in
   accounting principle at
   January 1, 2001                                                        -                 -           (821,196)         (821,196)
Unrealized decrease in value of
   interest rate swap contracts                                           -                 -         (3,879,426)       (3,879,426)
Net income (loss)                                                  (872,244)        1,004,916                  -           132,672
                                          ----------------- ---------------- ----------------- ------------------ -----------------
Balance December 31, 2001                       13,570,188       88,062,574                 -         (4,700,622)       83,361,952
Distributions to Managing Member                                          -        (1,001,169)                 -        (1,001,169)
Distributions to Other Members
   ($0.91 per Unit)                                             (12,347,756)                -                  -       (12,347,756)
Unrealized decrease in value of
   interest rate swap contracts                                           -                 -           (680,720)         (680,720)
Net income (loss)                                                (3,806,713)        1,001,169                  -        (2,805,544)
                                          ----------------- ---------------- ----------------- ------------------ -----------------
Balance December 31, 2002                       13,570,188      $71,908,105     $           -       $ (5,381,342)     $ 66,526,763
                                          ================= ================ ================= ================== =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                   2002              2001               2000
                                                                                   ----              ----               ----
Operating activities:
Net income (loss)                                                                $ (2,805,544)         $ 132,672      $ (2,305,631)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Gain on sales of assets                                                           (271,751)        (1,801,292)           (1,453)
   Depreciation and amortization                                                   23,162,548         31,243,646        22,588,276
   Provision for doubtful accounts                                                    475,000             82,615                 -
   Provision for losses and impairments                                             2,612,500                  -                 -
   Changes in operating assets and liabilities:
      Accounts receivable                                                             907,216          2,000,427        (3,214,783)
      Due from Managing Member                                                       (171,119)                 -                 -
      Other assets                                                                     30,000             30,000            30,000
      Accounts payable, Managing Member                                                     -           (695,548)         (115,739)
      Accounts payable, other                                                          48,182            163,643           484,772
      Accrued interest                                                                 19,199           (190,843)          153,221
      Unearned lease income                                                          (200,805)          (302,523)          793,444
                                                                             ----------------- ------------------ -----------------
Net cash provided by operating activities                                          23,805,426         30,662,797        18,412,107
                                                                             ----------------- ------------------ -----------------

Investing activities:
Purchases of equipment on operating leases                                                  -        (26,556,373)      (66,010,813)
Purchases of equipment on direct financing leases                                    (293,570)          (810,271)       (9,367,277)
Reduction of net investment in direct financing leases                              2,134,026          2,806,236         2,154,474
Payment of initial direct costs to Managing Member                                    (37,440)          (147,721)         (844,058)
Proceeds from sales of assets                                                       2,403,934          7,348,063             7,761
                                                                             ----------------- ------------------ -----------------
Net cash provided by (used in) investing activities                                 4,206,950        (17,360,066)      (74,059,913)
                                                                             ----------------- ------------------ -----------------

Financing activities:
Borrowings under line of credit                                                    12,400,000         23,556,335        28,555,729
Repayments of line of credit                                                       (4,300,000)       (21,056,335)      (36,055,729)
Proceeds of other long-term debt                                                    3,900,000         19,000,000        34,900,000
Repayments of other long-term debt                                                (26,357,000)       (20,299,000)      (12,906,000)
Distributions to Other Members                                                    (12,347,756)       (12,403,683)       (9,795,386)
Distributions to Managing Member                                                   (1,001,169)        (1,004,916)         (795,009)
Repayments of non-recourse debt                                                      (312,109)        (1,310,780)       (2,186,487)
Proceeds of non-recourse debt                                                               -                  -         2,337,614
Capital contributions received                                                              -                  -        58,258,620
Payment of selling commissions and other syndication costs to
   Managing Member                                                                          -                  -        (8,154,103)
                                                                             ----------------- ------------------ -----------------
Net cash (used in) provided by financing activities                               (28,018,034)       (13,518,379)       54,159,249
                                                                             ----------------- ------------------ -----------------

Net decrease in cash and cash equivalents                                              (5,658)          (215,648)       (1,488,557)
Cash and cash equivalents at beginning of year                                      2,269,137          2,484,785         3,973,342
                                                                             ----------------- ------------------ -----------------
Cash and cash equivalents at end of year                                          $ 2,263,479        $ 2,269,137       $ 2,484,785
                                                                             ================= ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                   2002              2001               2000
                                                                                   ----              ----               ----

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                            $ 6,129,560        $ 9,249,465       $ 6,571,597
                                                                             ================= ================== =================

Schedule of non-cash transactions:

Change in fair value of interest rate swaps contracts                              $ (680,720)      $ (3,879,426)              $ -
                                                                             ================= ================== =================






                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1.  Organization and Limited Liability Company matters:

     ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the state of California on July 31, 1998 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Company may continue until December 31, 2019. The Managing Member of the Company is ATEL Financial Services LLC (ATEL), a California corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation. Each Member's personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

     On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received. On that date, the Company commenced operations in its primary business (leasing activities).

     The Company's business consists of leasing various types of equipment. As of December 31, 2002, the original terms of the leases ranged from six months to nine years.

     Pursuant to the Operating Agreement, the Managing Member receives compensation and reimbursements for services rendered on behalf of the Company (see Note 6). The Managing Member is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

     Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

     Revenues from operating leases are recognized evenly over the lives of the related leases.

Direct financing leases:

     Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Statements of cash flows:

     For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

     The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.

     The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                 2002              2001
                                                 ----              ----
 Financial statement basis of net assets       $ 66,526,763       $ 83,361,952
 Tax basis of net assets                         26,812,937         50,905,460
                                           ----------------- ------------------
 Difference                                    $ 39,713,826       $ 32,456,492
                                           ================= ==================

     The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for bad debts, impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

     The following reconciles the net income reported in these financial statements to the loss reported on the Company's federal tax return (unaudited):

                                                         2002              2001               2000
                                                         ----              ----               ----
Net income (loss) per financial statements             $ (2,805,544)         $ 132,672      $ (2,305,631)
Adjustment to depreciation expense                      (14,111,240)       (19,612,115)      (29,978,571)
Provisions for doubtful accounts and losses               3,087,500             82,615                 -
Adjustments to lease revenues                             1,616,517          3,898,290         3,265,841
                                                   ----------------- ------------------ -----------------
Net loss per federal tax return                       $ (12,212,767)     $ (15,498,538)    $ (29,018,361)
                                                   ================= ================== =================

Per unit data:

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Credit risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2002, 2001 and 2000.

Basis of presentation:

     The accompanying financial statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Asset valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Derivative financial instruments:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

     SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Company recorded its interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

     The Company utilizes cash flow hedges comprised of interest rate swaps (hedges of variable rate interest bearing debt instruments). Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

     The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (AOCI) and the
ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is dedesignated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis).

     Credit exposure from derivative financial instruments arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Recent accounting pronouncement:

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

Initial direct costs:

     The  Company   capitalizes   initial  direct  costs   associated  with  the
acquisition of lease assets. The costs are amortized over a five year period using a straight line method.

Accounts receivable:

     Accounts receivable represent the amounts billed under lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investments in equipment and leases:

     The Company's investments in equipment and leases consist of the following:

                                                                               Depreciation
                                                                                Expense or         Reclass-
                                             December 31,                      Amortization      ifications or      December 31,
                                                 2001          Additions        of Leases        Dispositions           2002
                                                 ----          ---------        ---------        ------------           ----
Net investment in operating leases            $ 157,558,157             $ -     $ (22,784,103)     $ (15,369,785)    $ 119,404,269
Net investment in direct financing leases        14,181,674         293,570        (2,134,026)        (1,107,614)       11,233,604
Assets held for sale or lease                     6,055,819               -                 -         14,345,216        20,401,035
Reserves for losses and impairments                       -      (2,612,500)                -                  -        (2,612,500)
Initial direct costs, net of accumulated
   amortization of $1,075,687 in 2002 and
   730,615 in 2001                                1,015,360          37,440          (378,445)                 -           674,355
                                            ---------------- --------------- ----------------- ------------------ -----------------
                                              $ 178,811,010    $ (2,281,490)    $ (25,296,574)      $ (2,132,183)    $ 149,100,763
                                            ================ =============== ================= ================== =================

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the fair values of a fleet of diesel electric locomotives and an aircraft had declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of those assets in the amount of $2,612,500 for the year ended December 31, 2002.

Operating leases:

Property on operating leases consists of the following:

                                                                    Reclass-
                               December 31,                      ifications or      December 31,
                                   2001           Additions       Dispositions          2002
                                   ----           ---------       ------------          ----
Manufacturing                 $   49,186,963               $ -         $ 513,672   $     49,700,635
Aircraft                           38,535,439                -        (5,725,300)        32,810,139
Transportation, rail               37,626,277                -       (16,571,608)        21,054,669
Transportation, other              23,438,156                -                 -         23,438,156
Containers                         21,228,750                -           (21,250)        21,207,500
Natural gas compressors            14,051,601                -                 -         14,051,601
Materials handling                  7,662,557                -          (281,837)         7,380,720
Marine vessel                       4,314,031                -        (4,314,031)                 -
Other                              12,743,053                -         1,375,349         14,118,402
                             ----------------- ---------------- ----------------- ------------------
                                  208,786,827                -       (25,025,005)       183,761,822
Less accumulated depreciation     (51,228,670)     (22,784,103)        9,655,220        (64,357,553)
                             ----------------- ---------------- ----------------- ------------------
                              $ 157,558,157     $ (22,784,103)   $   (15,369,785)  $   119,404,269
                             ================= ================ ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investments in equipment and leases (continued):

Direct financing leases:

     As of December 31, 2002 and 2001, investment in direct financing leases consists of anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company's investment in direct financing leases as of December 31, 2002 and 2001:

                                                                  2002              2001
                                                                  ----              ----
Total minimum lease payments receivable                      $      8,634,652  $     12,119,703
Estimated residual values of leased equipment (unguaranteed)       4,510,520          4,785,886
                                                            ----------------- ------------------
Investment in direct financing leases                             13,145,172         16,905,589
Less unearned income                                              (1,911,568)        (2,723,915)
                                                            ----------------- ------------------
Net investment in direct financing leases                    $    11,233,604   $     14,181,674
                                                            ================= ==================

     All of the property on leases was acquired in 2002, 2001, 2000 and 1999.

     At December 31, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                          Direct
       Year ending     Operating        Financing
      December 31,      Leases            Leases             Total
      ------------      ------            ------             -----
              2003   $  25,180,670    $      2,524,494  $     27,705,164
              2004       15,717,391         2,063,877         17,781,268
              2005       11,386,580         1,976,473         13,363,053
              2006        7,219,524         1,727,378          8,946,902
              2007        5,200,244           293,628          5,493,872
        Thereafter        4,002,677            48,802          4,051,479
                    ---------------- ----------------- ------------------
                     $  68,707,086    $      8,634,652  $     77,341,738
                    ================ ================= ==================

     At December 31, 2002, there were no commitments to purchase lease assets.

     Reserves for losses and impairments and allowance for doubtful accounts:

     Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                        Reserve for     Allowance for
                                        losses and         doubtful
                                        impairments        accounts
    Balance December 31, 1999               $       -        $        -
    Provision                                       -                 -
                                      ---------------- -----------------
    Balance December 31, 2000                       -                 -
    Provision                                                    82,615
    Charge offs                                     -           (41,250)
                                      ---------------- -----------------
    Balance December 31, 2001                       -            41,365
    Provision                               2,612,500           475,000
                                      ---------------- -----------------
    Balance December 31, 2002             $ 2,612,500         $ 516,365
                                      ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


4.  Non-recourse debt:

     At December 31, 2002, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 7.98% to 10.00%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2002, the carrying value of the pledged assets is $17,682,618. The notes mature from 2003 through 2006.

     Future minimum payments of non-recourse debt are as follows:

        Year ending
       December 31,       Principal         Interest           Total
                2003            397,915          483,617         $ 881,532
                2004          4,425,556          170,437         4,595,993
                2005            418,256           77,737           495,993
                2006            461,128           34,866           495,994
                       ----------------- ---------------- -----------------
                            $ 5,702,855        $ 766,657       $ 6,469,512
                       ================= ================ =================


5.  Other long-term debt:

     In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (2.0081% at December 31, 2002), based on an index of A1 commercial paper.

     The Program requires the Managing Member on behalf of the Company to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2002, the Company receives or pays interest on a notional principal of $62,912,000, based on the difference between nominal rates ranging from 3.60% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


5.  Other long-term debt (continued):

Borrowings under the Program are as follows:

                           Original          Balance       Payment Rate on
                            Amount        December 31,     Interest Swap
        Date Borrowed      Borrowed           2002           Agreement
        -------------      --------           ----           ---------
         11/11/99          $ 20,000,000      $ 6,005,000       6.84%
         12/21/99            20,000,000       14,792,000       7.41%
         12/24/99            25,000,000        8,471,000       7.44%
          4/17/00             6,500,000        3,785,000       7.45%
          4/28/00             1,900,000          612,000       7.72%
          8/3/00             19,000,000       12,100,000       7.50%
         10/31/00             7,500,000        4,450,000       7.13%
          1/29/01             8,000,000        4,923,000       5.91%
          6/1/01              2,000,000          776,000       5.04%
          9/1/01              9,000,000        4,048,000       4.35%
          1/31/02             3,900,000        2,950,000       3.60%
                       ----------------- ----------------
                          $ 122,800,000      $62,912,000
                       ================= ================

     The long-term debt borrowings mature from 2003 through 2009. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                  Swap Notional /                                          Rates on
  Year ending           Debt                                             Interest Swap
  December 31,       Principal         Interest           Total           Agreements*
  ------------       ---------         --------           -----           -----------
           2003       $ 21,073,000      $ 3,636,621      $ 24,709,621    6.861%-6.901%
           2004         15,092,000        2,394,241        17,486,241    6.896%-6.962%
           2005         11,351,000        1,507,894        12,858,894    6.985%-7.137%
           2006          6,950,000          884,435         7,834,435    7.172%-7.203%
           2007          4,701,000          439,685         5,140,685    6.896%-7.028%
           2008          3,025,000          169,486         3,194,486    6.214%-6.887%
           2009            720,000            9,149           729,149    5.042%-5.068%
                  ----------------- ---------------- -----------------
                      $ 62,912,000      $ 9,041,511      $ 71,953,511
                  ================= ================ =================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.0081% at December 31, 2002).

     In 2002 and 2001, the net effect of the interest rate swaps was to increase interest expense by $1,818,380 and $2,166,018, respectively.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


6.  Related party transactions:

     The terms of the Limited Company Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

     The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by ATEL Financial Services LLC.

     Substantially all employees of the Managing Member record time incurred in performing administrative services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of actual costs incurred on behalf of the Company or the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

     The  Managing  Member  and/or  affiliates  earned  fees,   commissions  and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                   2002              2001               2000
                                                                                   ----              ----               ----
Asset management fees to Managing Member                                          $ 1,481,576        $ 1,849,335       $ 1,465,566
Administrative costs reimbursed to Managing Member                                    832,539            924,375         1,408,523
Initial direct costs paid to Managing Member                                           37,440            147,721           844,058
Selling commissions (equal to 9.5% of the selling price of the Limited
   Liability Company units, deducted from Other Members' capital)                           -                  -         5,534,569
Reimbursement of other syndication costs to Managing Member                                 -                  -         2,619,534
                                                                             ----------------- ------------------ -----------------
                                                                                  $ 2,351,555        $ 2,921,431      $ 11,872,250
                                                                             ================= ================== =================


7.  Members' capital:

As of December 31, 2002, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

     As difined in the Company's Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to ATEL. In accordance with the terms of the of Operating Agreement, additional allocations of income was made to the Managing Member in 2002, 2001 and 2000. The amount allocated was determined to bring the Managing Member's ending capital account balance to zero at the end of each year.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


8.  Concentration of credit risk and major customers:

     The Company leases equipment to lessees in diversified industries. Leases are subject to the Managing Member's credit committee review. The leases provide for the return of the equipment upon default.

     As of December 31, 2002, 2001 and 2000 there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                             2002          2001          2000
                                             ----          ----          ----
      Transportation, rail                    14%          18%            20%
      Transportation, air                     17%          17%            15%
      Manufacturing, other                    17%          15%            15%
      Transportation, other                   12%          12%            13%
      Transportation, containers              11%           *             10%
      Manufacturing, electronics              10%           *             10%

      * Less than 10%

     During 2002, one customer comprised 10% of the Company's revenues from leases. During 2001, one customer comprised 16% of the Company's revenues from leases. During 2000, one customer comprised 10% of the Company's revenues from leases.


9.  Line of credit:

     The  Company  participates  with the  Managing  Member  and  certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility                                     $   10,600,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                             18,400,000
                                                                                                  -----------------
Total borrowings under the acquisition facility                                                         29,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                  -
                                                                                                  -----------------
Total outstanding balance                                                                          $   29,000,000
                                                                                                  =================

Total available under the line of credit                                                           $   55,645,837
Total outstanding balance                                                                             (29,000,000)
                                                                                                  -----------------
Remaining availability                                                                             $   26,645,837
                                                                                                  =================

     Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and the Managing Member.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


9.  Line of credit (continued):

     The Company  borrowed  $12,400,000,  $23,556,335 and $28,555,729  under the line of credit during 2002, 2001 and 2000, respectively. Repayments on the line of credit were $4,300,000, $21,056,335 and $36,055,729 during 2002, 2001 and
2000, respectively. At December 31, 2002, $10,600,000 remained outstanding. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rates on borrowings at December 31, 2002 ranged 3.29% to 3.30%.

     The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2002.


10.  Fair value of financial instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

     The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

     The fair value of the Company's non-recourse debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's non-recourse debt at December 31, 2002 is $5,918,609.

Other long-term debt:

     The carrying value of the Partnership's other long-term debt approximates its fair value at December 31, 2002 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Line of credit:

     The carrying amounts of the Company's variable interest rate line of credit approximates fair value.

Interest rate swaps:

     The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2002.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


11.  Other comprehensive income (loss):

For the years ended December 31, 2002, 2001 and in 2000, other comprehensive income (loss) consisted of the following:

                                                                                   2002              2001               2000
                                                                                   ----              ----               ----
Net income (loss)                                                                $ (2,805,544)         $ 132,672      $ (2,305,631)
Other comprehensive income:
Cumulative effect of change in accounting principle at January 1, 2001                      -           (821,196)                -
Increase (decrease) in value of interest rate swap contracts during the year         (680,720)        (3,879,426)                -
                                                                              ---------------- ------------------ -----------------
Comprehensive net income (loss)                                                  $ (3,486,264)      $ (4,567,950)     $ (2,305,631)
                                                                              ================ ================== =================


12.  Selected quarterly data (unaudited):

                                                               March 31,         June 30,        September 30,      December 31,
Quarter ended                                                    2001              2001              2001               2001
                                                                 ----              ----              ----               ----

Total revenues                                                  $15,961,653       $ 9,205,063        $ 9,505,505       $ 9,121,876
Net income (loss)                                               $ 4,225,174      $ (1,010,900)      $ (3,306,950)        $ 225,348
Net income (loss) per limited partnership unit                       $ 0.29           $ (0.09)           $ (0.26)           $ 0.00

                                                               March 31,         June 30,        September 30,      December 31,
Quarter ended                                                    2002              2002              2002               2002
                                                                 ----              ----              ----               ----

Total revenues                                                  $ 9,071,677       $ 8,160,128        $ 7,684,683       $ 8,013,487
Net income (loss)                                                 $ (79,008)       $ (365,999)        $ (523,737)     $ (1,836,800)
Net income (loss) per limited partnership unit                      $ (0.02)          $ (0.08)           $ (0.06)          $ (0.12)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The registrant is a Limited Liability Company and, therefore, has no officers or directors.

     All of the outstanding capital stock of ATEL Financial Services LLC (the Managing Member) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash                Chairman of the Board of Directors of ACG, AFS,
                              ALC, AEC, AIS and ASC; President and Chief
                              Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi          Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter         Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais             Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

     Dean L. Cash, age 52, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

     Paritosh K. Choksi, age 49, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

     Donald E. Carpenter, age 54, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

     Vasco H. Morais, age 44, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

     The registrant is a Limited Liability Company and, therefore, has no officers or directors.

     Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2001, 2000 and 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements
- Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

     The Company paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

     Through December 31, 2000, $12,891,631 of such commissions had been paid to ATEL or its affiliates. Of that amount, $11,050,485 was re-allowed to other broker/dealers. There are no further amounts to be paid.

Asset Management Fee

     The Company will pay ATEL an Asset Management Fee in an amount equal to 4.5% of Operating Revenues, which will include Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee will be paid on a monthly basis. The amount of the Asset Management Fee payable in any year will be reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee will be paid for services rendered by ATEL and its Affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment.

     ATEL will supervise performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. ATEL intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its Affiliates who are in the business of providing such services.

Asset Management Fee Limit:

     The Asset Management Fee will be subject to the Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Company's term by calculating the total fees that would be paid to ATEL if the Managing Member were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus ATEL's Carried Interest, as described below. To the extent that the amount paid to ATEL as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the alternative fee schedule.

     To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to ATEL in a subsequent period, but only if and to the extent that such deferred compensation would be payable within the Asset Management Fee Limit for the subsequent period. Any deferred fees which cannot be paid under the applicable limitations in any subsequent period through the date of liquidation would be forfeited by ATEL upon liquidation.

Alternative Fee Schedule:

     For purposes of the Asset Management Fee Limit, the Company will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re- Leasing Fee, and Carried Interest as follows:

     An Equipment Management Fee will be calculated to equal the lesser of (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases which contain Net Lease Provisions), or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of ATEL or its Affiliate, then the amount so calculated shall be 1% of Gross Revenues from such Operating Leases.

     An Incentive Management Fee will be calculated to equal 4% of Distributions of Cash from Operations until Holders have received a return of their Original Invested Capital plus a Priority Distribution, and, thereafter, to equal a total of 7.5% of Distributions from all sources, including Sale or Refinancing Proceeds. In subordinating the increase in the Incentive Management Fee to a cumulative return of a Holder's Original Invested Capital plus a Priority Distribution, a Holder would be deemed to have received Distributions of Original Invested Capital only to the extent that Distributions to the Holder exceed the amount of the Priority Distribution.

     An Equipment Resale/Re-Leasing Fee will be calculated in an amount equal to the lesser of (i) 3% of the sale price of the Equipment, or (ii) one-half the normal competitive equipment sale commission charged by unaffiliated parties for resale services. Such fee would apply only after the Holders have received a return of their Original Invested Capital plus a Priority Distribution. In connection with the releasing of Equipment to lessees other than previous lessees or their Affiliates, the fee would be in an amount equal to the lesser of (i) the competitive rate for comparable services for similar equipment, or
(ii) 2% of the gross rental payments derived from the re-lease of such Equipment, payable out of each rental payment received by the Company from such re-lease.

     A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.

     See Note 6 to the financial statements included in Part II, Item 8 for amounts paid.

Managing Member's Interest in Operating Proceeds

     Net income, net loss and investment tax credits are allocated 92.5% to the Other Members and 7.5% to ATEL. See financial statements included in Item 8,
Part I of this report for amounts allocated to the Managing Member in 2002, 2001 and 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

     At December 31, 2002, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

     The shareholders of ATEL are beneficial owners of Limited Liability Company Units as follows:

 (1)                                              (2)                                (3)                                  (4)
                                                   Name and Address of                Amount and Nature of              Percent
      Title of Class                                Beneficial Owner                  Beneficial Ownership              of Class
      --------------                                ----------------                  --------------------              --------

Limited Liability Company Units                A. J. Batt                           Initial Limited Liability                0.0002%
                                            600 California Street, 6th Floor    Company Units
                                                 San Francisco, CA 94108       25 Units ($250)
                                                                                (owned by wife)

Limited Liability Company Units                Dean Cash                            Initial Limited Liability                0.0002%
                                            600 California Street, 6th Floor    Company Units
                                                 San Francisco, CA 94108       25 Units ($250)
                                                                                (owned by wife)

Changes in Control

     The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove a Managing Member.

     ATEL may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Liability Company Units.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 6 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.


Item 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)Financial Statements and Schedules
   1.     Financial Statements
          Included in Part II of this report:
          Report of Independent Auditors
          Balance Sheets at December 31, 2002 and 2001
          Statements of Operations for the years ended December 31, 2002, 2001 and 2000 Statements of Changes in Members' Capital for the years ended December 31, 2002, 2001 and 2000 Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to Financial Statements

   2.     Financial Statement Schedules
          Allschedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (b)    Reports on Form 8-K for the fourth quarter of 2002
          None

   (c)Exhibits
          (3)and (4) Agreement of Limited Liability Company, included as
             Exhibit B to Prospectus, is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1998 (File Number 333-62477) (Exhibit 28.1)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     3/26/03

                    ATEL Capital Equipment Fund VIII, LLC
                      (Registrant)


By: ATEL Financial Services LLC,
    Managing Member of Registrant



              By:    /s/ Dean Cash
                    ----------------------------------------------------
                    Dean Cash,
                    President and Chief Executive Officer of ATEL Financial Services LLC (Managing Member)





              By:   /s/ Paritosh K. Choksi
                    ----------------------------------------------------
                    Paritosh K. Choksi
                    Executive Vice President of ATEL Financial Services LLC (Managing Member)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


 SIGNATURE                               CAPACITIES                      DATE



      /s/ Dean Cash       President, Chairman and Chief Executive        3/26/03
------------------------   Officer of ATEL Financial Services LLC
        Dean Cash



 /s/ Paritosh K. Choksi   Executive Vice President and director of       3/26/03
------------------------   ATEL Financial Services LLC, Principal
   Paritosh K. Choksi      financial officer of registrant; principal
                           financial officer and director of ATEL
                           Financial Services LLC


 /s/ Donald E. Carpenter  Principal accounting officer of                3/26/03
------------------------   registrant; principal accounting officer
   Donald E. Carpenter     of ATEL Financial Services LLC





     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:


     No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VIII, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:          3/26/03

/s/ Paritosh K. Choksi
-------------------------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of Managing Member

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VIII, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:          3/26/03

 /s/ Dean Cash
-------------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VIII, LLC, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:          3/26/03



 /s/ Dean Cash
------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VIII, LP, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:          3/26/03



/s/ Paritosh K. Choksi
------------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant