Form 10-K/A
period 2002-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2003-03-31
CIK 1186258

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |_| Annual report pursuant to section 13 or 15(d) of
                  the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 2002
                                                          OR
              |X| Transition report pursuant to section 13 or 15(d)
                  of the Securities Exchange Act of 1934 (no fee required) For the transition period from August 12, 2002 to December 31, 2002

                        Commission File number 333-100452

                       ATEL Capital Equipment Fund X, LLC

           California                                             68-0517690
           ----------                                             ----------
 (State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

        600 California Street, 6th Floor, San Francisco, California 94108
        -----------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     State the aggregate market value of voting stock held by non-affiliates of the registrant. Inapplicable


                       DOCUMENTS INCORPORATED BY REFERENCE

  None

                                     PART I

Item 1:  BUSINESS

Not applicable.

Item 2.  PROPERTIES

Not applicable.

Item 3.  LEGAL PROCEEDINGS

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Not applicable.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 3 through 5.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund X, LLC

     We have audited the accompanying balance sheet of ATEL Capital Equipment Fund X, LLC (a development stage enterprise) (the Fund) as of December 31, 2002, and the related statements of changes in members' capital and cash flows for the period from August 12, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC (a development stage enterprise) at December 31, 2002, and its cash flows for the period from August 12, 2002 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
March 7, 2003

                       ATEL CAPITAL EQUIPMENT FUND X, LLC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

December 31, 2002


                                     ASSETS

Cash                                                                      $600
                                                               ================


                                MEMBERS' CAPITAL


Members' capital:
     Managing Member                                                      $100
     Initial Member                                                        500
                                                               ----------------
Total members' capital                                                    $600
                                                               ================
                                                               ================




                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                 FOR THE PERIOD FROM AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002

                     Initial Member                         Managing
                          Units            Amount            Member             Total

Capital contributions             50              $500              $100              $600
                     ================ ================= =================  ================




                             STATEMENT OF CASH FLOWS

                 FOR THE PERIOD FROM AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002


Financing activities:
Capital contributions received                                            $600
                                                               ----------------
                                                               ----------------
Net increase in cash                                                       600
Cash at inception                                                            -
                                                               ----------------
                                                               ----------------
Cash at end of period                                                     $600
                                                               ================
                                                               ================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2002


1.  Organization and Limited Liability Company matters:

     ATEL Capital  Equipment Fund X, LLC (a development  stage  enterprise) (the
Fund) was formed under the laws of the state of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Fund shall continue until December 31, 2021. Contributions in the amount of $600 were received as of December 31, 2002, $100 of which represented the Managing Member's (ATEL Financial Services, LLC's) continuing interest, and $500 of which represented the Initial Member's capital investment.

     As of December 31, 2002, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or the Managing Member on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.


2.  Income taxes:

     The Fund does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.


3.  Members' capital:

     As of December 31, 2002, 50 Units were issued and outstanding. The Fund is authorized to issue up to 15,000,000 additional Units.

     The Fund Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


4. Commitments and management:

     The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management and resale.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

Not applicable.

Item 11.  EXECUTIVE COMPENSATION

Not applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Not applicable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


Item 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

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


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

  (a)Financial Statements and Schedules
  1.      Financial Statements
          Included in Part II of this report:
          Report of Independent Auditors
          Balance Sheet at December 31, 2002
          Statement of Changes in Members' Capital for the period from August 12, 2002 (inception) through December 31, 2002 Statement of Cash Flows for the period from August 12, 2002 (inception) through December 31, 2002 Notes to Financial Statements

  2.      Financial Statement Schedules
          Allschedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


  (b)Reports on Form 8-K for the fourth quarter of 2002 Not applicable.

  (c)Exhibits
          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: 3/26/03

                            ATEL Capital Equipment Fund X, LLC
                             (Registrant)


        By: ATEL Financial Corporation,
            Managing Member of Registrant



                      By:   /s/ Dean L. Cash
                            ---------------------------------------------------
                            Dean Cash
                            President of ATEL Financial Services LLC (Managing
                              Member)





                      By:   /s/ Paritosh K. Choksi
                            ---------------------------------------------------
                            Paritosh K. Choksi
                            Executive Vice President of ATEL Financial Services
                              LLC (Managing Member)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                             CAPACITIES                       DATE



    /s/ Dean L. Cash       President, Chairman and Chief                3/26/03
-------------------------   Executive Officer of ATEL Financial
        Dean Cash           Services



 /s/ Paritosh K. Choksi    Principal financial officer of               3/26/03
-------------------------   registrant; principal financial officer
   Paritosh K. Choksi       and director of ATEL Financial Services
                            LLC



 /s/ Donald E. Carpenter   Principal accounting officer of              3/26/03
-------------------------   registrant; principal accounting officer
   Donald E. Carpenter      of ATEL Financial Services LLC

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund X, LLC;

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



Date:           3/26/03

/s/ Paritosh K. Choksi
--------------------------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of Managing Member

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund X, LLC;

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



Date:           3/26/03

/s/ Dean L. Cash
--------------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund X, LLC, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           3/26/03



/s/ Dean L. Cash
--------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund X, LP, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           3/26/03



/s/ Paritosh K. Choksi
--------------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant