Form 10-Q
period 2003-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2003-05-15
CIK 1186258

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the quarterly period ended March 31, 2003

             |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the transition period from _______ to _______

                        Commission File Number 333-100452

                       ATEL Capital Equipment Fund X, LLC
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

      California                                                68-0517690
      ----------                                                ----------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                              Identification No.)

     600 California Street, 6th Floor, San Francisco, California 94108-2733
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800
       ------------------------------------------------------------------

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

The number of Limited Partnership Units outstanding as of March 31, 2003 was 50

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                2003               2002
                                                ----               ----
Cash and cash equivalents                             $ 600              $ 600
                                          ================== ==================


                                MEMBERS' CAPITAL


Members' capital                                      $ 600              $ 600
                                          ================== ==================



                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2003
                                   (Unaudited)

                                    Initial Member                 Managing
                                    --------------
                               Units             Amount             Member              Total

Balance December 31, 2002               50              $ 500              $ 100              $ 600
                         ------------------ ------------------ ------------------ ------------------
Balance March 31, 2003                  50              $ 500              $ 100              $ 600
                         ================== ================== ================== ==================


                             STATEMENT OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003
                                   (Unaudited)



Cash and cash equivalents at beginning of period                          $ 600
                                                               -----------------
Cash and cash equivalents at end of period                                $ 600
                                                               =================
                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (a development stage enterprise) (the Company) was formed under the laws of the state of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company shall continue until December 31, 2021. Contributions in the amount of $600 were received as of March 31, 2003, $100 of which represented the Managing Member's (ATEL Financial Services, LLC's, an affiliated entity) continuing interest, and $500 of which represented the Initial Member's capital investment.

As of March 31, 2003, the Company had not commenced operations other than those relating to organizational matters. The Company, or the Managing Member on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Company is limited by certain provisions of the Operating Agreement.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on April 9, 2003, the Company commenced operations.


2.  Income taxes:

The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.


3.  Members' capital:

As of March 31, 2003, 50 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 additional Units.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Inapplicable.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

         Inapplicable.

Item 4.  Controls and procedures.

Internal Controls

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 was performed as of a date within ninety days before the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO of the Managing Member concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

     (1) Effective date of the offering: March 12, 2003; File Number: 333-100452

     (2) Offering commenced: March 12, 2003

     (3) The offering did not terminate before any securities were sold.

     (4) The offering has not been terminated prior to the sale of all of the securities.

     (5) The managing underwriter is ATEL Securities Corporation.

     (6) The title of the registered class of securities is "Units of Limited Liability Company interest."

     (7) Aggregate amount and offering price of securities registered and sold as of April 30, 2003:


                                                        Aggregate                             Aggregate
                                                        price of                              price of
                                                        offering                              offering
                                      Amount             amount             Amount             amount
        Title of Security           Registered         registered            sold               sold
        -----------------           ----------         ----------            ----               ----

  Limited Company units                 15,000,000       $150,000,000            337,084        $ 3,370,840

     (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                    Direct or indirect payments to
                                     directors, officers, general
                                   partners of the issuer or their
                                    associates; to persons owning
                                      ten percent or more of any           Direct or
                                    class of equity securities of          indirect
                                   the issuer; and to affiliates of       payments to
                                    the issuer                              others              Total
                                    ----------                              ------              -----

  Underwriting discounts and
  commissions                             $ 50,563                             $ 252,813          $ 303,376

  Other expenses                                 -                               202,250            202,250

                                 ------------------                    ------------------ ------------------
  Total expenses                          $ 50,563                             $ 455,063          $ 505,626
                                 ==================                    ================== ==================

     (9) Net offering proceeds to the issuer after the total expenses in item 8:                $ 2,865,214

     (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                    Direct or indirect payments to
                                     directors, officers, general
                                   partners of the issuer or their
                                    associates; to persons owning
                                      ten percent or more of any           Direct or
                                    class of equity securities of          indirect
                                   the issuer; and to affiliates of       payments to
                                    the issuer                              others              Total
                                    ----------                              ------              -----

 Purchase and installation of
  machinery and equipment                      $ -                           $ 2,848,360        $ 2,848,360

  Working capital                                -                                16,854             16,854
                                 ------------------                    ------------------ ------------------
                                               $ -                           $ 2,865,214        $ 2,865,214
                                 ==================                    ================== ==================

     (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report:

          Balance Sheets, March 31, 2003 and December 31, 2002.

          Statement of Changes in Partners' Capital for the three month period ended March 31, 2003.

          Notes to the Financial Statements

      2.  Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)       Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 13, 2003

                       ATEL CAPITAL EQUIPMENT FUND X, LLC
                                  (Registrant)



                                   By: ATEL Financial Corporation
                                       Managing Member of Registrant




  By: /s/ Dean L. Cash
      ---------------------
      Dean L. Cash
      President and Chief Executive Officer
      of Managing Member




  By: /s/ Paritosh K. Choksi
      ---------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E. Carpenter
      ---------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     May 13, 2003


/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant,
Executive Vice President of Managing Member

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     May 13, 2003


/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 13, 2003



/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 13, 2003



/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal Financial Officer of Registrant