Form 10-Q
period 2003-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2003-08-14
CIK 1186258

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 2003

               |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the transition period from _______ to _______

                        Commission File Number 333-100452

                       ATEL Capital Equipment Fund X, LLC
             (Exact name of registrant as specified in its charter)

California                                                            68-0517690
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

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

The number of Limited Liability Company Units outstanding as of June 30, 2003 was 1,295,969

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                 2003               2002
Cash and cash equivalents                        $ 8,647,450              $ 600
Prepaid syndication costs                            590,934                  -
Investments in leases                              2,263,774                  -
                                           ------------------ ------------------
Total assets                                     $11,502,158              $ 600
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Managing Member                                 $ 215,990                $ -
   Other                                               2,615                  -

Unearned operating lease income                       44,607                  -
                                           ------------------ ------------------
Total liabilities                                    263,212                  -

Members' capital                                  11,238,946                600
                                           ------------------ ------------------
Total liabilities and members' capital           $11,502,158              $ 600
                                           ================== ==================




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 2003
                                   (Unaudited)


Revenues:
   Leasing activities:
      Operating leases                                               $ 114,204
Interest                                                                    87
                                                             ------------------
                                                                       114,291
Expenses:
Depreciation and amortization                                          126,045
Professional fees                                                       18,758
Postage                                                                  8,000
Asset management fees to Managing Member                                 6,031
Cost reimbursements to Managing Member                                   1,999
Other                                                                   21,144
                                                             ------------------
                                                                       181,977
                                                             ------------------
Net loss                                                             $ (67,686)
                                                             ==================

Net income (loss):
   Managing member                                                     $ 2,794
   Other members                                                       (70,480)
                                                             ------------------
                                                                     $ (67,686)
                                                             ==================

Net loss per Limited Liability Company Unit                            ($0.115)
Weighted average number of Units outstanding                           611,691


                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2003
                                   (Unaudited)

                                                 Initial Member                 Managing
                                            Units             Amount             Member              Total

Balance December 31, 2002                            50              $ 500              $ 100              $ 600
Capital contributions                         1,295,919         12,959,190                  -         12,959,190
Less selling commissions to affiliates                -         (1,166,327)                 -         (1,166,327)
Other syndication costs to affiliates                 -           (448,243)                 -           (448,243)
Distributions to members                              -            (35,694)            (2,894)           (38,588)
Net income (loss)                                     -            (70,480)             2,794            (67,686)
                                      ------------------ ------------------ ------------------ ------------------
Balance June 30, 2003                         1,295,969        $11,238,946                $ -        $11,238,946
                                      ================== ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 2003
                                   (Unaudited)



Operating activities:
Net loss                                                              $ (67,686)
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                        126,045
   Changes in operating assets and liabilities:
      Prepaid syndication costs                                        (590,934)
      Accounts payable, Managing Member                                 215,990
      Accounts payable, other                                             2,615
      Unearned operating lease income                                    44,607
                                                              ------------------
Net cash used in operations                                            (269,363)
                                                              ------------------

Investing activities:
Purchases of equipment on operating leases                           (2,182,126)
Payments of initial direct costs to Managing Member                    (207,693)
                                                              ------------------
Net cash used in investing activities                                (2,389,819)
                                                              ------------------

Financing activities:
Capital contributions received                                       12,959,190
Payment of syndication costs to Managing Member                      (1,614,570)
Distributions to other members                                          (35,694)
Distributions to Managing Member                                         (2,894)
                                                              ------------------
Net cash provided by financing activities                            11,306,032
                                                              ------------------

Net increase in cash and cash equivalents                             8,646,850

Cash and cash equivalents at beginning of period                            600
                                                              ------------------
Cash and cash equivalents at end of period                          $ 8,647,450
                                                              ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


2.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the Company) was formed under the laws of the state of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company shall continue until December 31, 2021.

The Company, or the Managing Member on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Company is limited by certain provisions of the Company's Operating Agreement.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on April 9, 2003, the Company commenced operations.

ATEL Financial Services, LLC, an affiliated entity, acts as the Managing Member of the Company.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                        Depreciation
                                       Additions         Expense or             Net
                                     to Operating      Amortization of        Balance
                                         Lease         Initial Direct        June 30,
                                        Assets              Costs              2003

Net investment in operating leases       $ 2,182,126         $ (120,351)       $ 2,061,775
Initial direct costs                         207,693             (5,694)           201,999
                                   ------------------ ------------------ ------------------
                                         $ 2,389,819         $ (126,045)       $ 2,263,774
                                   ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                        Balance
                                         Acquisitions                  June 30,
                                1st Quarter        2nd Quarter           2003
Mining                              $        -        $ 2,000,000        $ 2,000,000
Manufacturing                                -            182,126            182,126
                             ------------------ ------------------ ------------------
                                             -          2,182,126          2,182,126
Less accumulated depreciation                -           (120,351)          (120,351)
                             ------------------ ------------------ ------------------
                                    $        -        $ 2,061,775        $ 2,061,775
                             ================== ================== ==================

The average assumed residual values for assets on operating leases was 19% at June 30, 2003.

All of the property on leases was acquired in 2003.

At June 30, 2003, the aggregate amounts of future minimum lease payments to be received are as follows:


                                       Year ending      Operating
                                      December 31,       Leases
               Six months ending December 31, 2003          $ 283,825
                     Year ending December 31, 2004            567,650
                                              2005            493,525
                                                    ------------------
                                                          $ 1,345,000
                                                    ==================

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


4.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the Managing Member record time incurred in performing services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

The  Managing   Member   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9% of the selling price of the
   Limited Liability Company units, deducted from Other
   Members' capital)                                               $ 1,166,327
Reimbursement of other syndication costs to Managing Member            448,243
Asset management fees to Managing Member                                 6,031
Costs reimbursed to Managing Member                                      1,999
                                                             ------------------
                                                                   $ 1,622,600
                                                             ==================


5.  Members' capital:

As of June 30, 2003, 1,295,969 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


6.  Commitments:

As of June 30, 2003, the Company had outstanding commitments to purchase lease equipment totaling approximately $655,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the second quarter of 2003, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through June 30, 2003, the Company had received subscriptions for 1,295,969 Units ($12,959,690). As of June 30, 2003, all of those Units were issued and outstanding.

During the funding period, the Company's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Company has contractual obligations with lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Managing Member's success in re-leasing or selling the equipment as it comes off lease.

The Company anticipates reinvesting a portion of lease payments from owned assets on lease in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the members.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2003, such commitments totaled approximately $655,000.

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

Cash Flows

During the first half of 2003, the Company's primary source of liquidity was the proceeds of its offering of Units.

In 2003, the primary source of cash from operations was rents from operating leases.

In 2003, there were no sources of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating lease assets and payments of initial direct costs associated with the lease asset purchases.

In 2003, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash consisted of payments of syndication costs associated with the offering and distributions to the members.

Results of operations

In 2003, operations resulted in a net loss of $67,686 for the six and three month periods. The Company's primary source of revenues is from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. Operating lease revenues and depreciation expense are expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. Such fees are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Results of operations in future periods are expected to vary considerably from those of the first half of 2003 as the Company continues to acquire significant amounts of lease assets.


Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt will be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases will bee assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2003, there was no outstanding balance on the floating interest rate line of credit.


Item 4.  Controls and procedures.

Internal Controls

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

(7) Aggregate amount and offering price of securities registered and sold as of July 31, 2003:


                                                        Aggregate                             Aggregate
                                                        price of                              price of
                                                        offering                              offering
                                      Amount             amount             Amount             amount
        Title of Security           Registered         registered            sold               sold

Limited Liability Company units         15,000,000       $150,000,000          1,866,448        $18,664,480

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

  Underwriting discounts and
  commissions                            $ 279,967                           $ 1,399,836        $ 1,679,803

  Other expenses                                 -                             1,119,869          1,119,869

                                 ------------------                    ------------------ ------------------
  Total expenses                         $ 279,967                           $ 2,519,705        $ 2,799,672
                                 ==================                    ================== ==================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                     $15,864,808

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

  Purchase and installation of
  machinery and equipment                $ 209,514                           $15,561,971        $15,771,486

  Working capital                                -                                93,322             93,322
                                 ------------------                    ------------------ ------------------
                                               $ -                           $15,655,294        $15,864,808
                                 ==================                    ================== ==================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report:

               Balance Sheets, June 30, 2003 and December 31, 2002.

               Statements of operations for the six and three month periods ended June 30, 2003.

               Statement of changes in members' capital for the six month period ended June 30, 2003.

               Statements of cash flows for the six and three month periods ended June 30, 2003.

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



Date:     August 12, 2003


/s/ Dean L. Cash
--------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant,
Executive Vice President of Managing Member

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



Date:     August 12, 2003


/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     August 12, 2003



/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     August 12, 2003



/s/ Dean L. Cash
--------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal Financial Officer of Registrant

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 12, 2003

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