Form 10-Q
period 2003-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2003-11-14
CIK 1186258

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period endedSeptember 30, 2003

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

The number of Limited Liability Company Units outstanding as ofSeptember 30, 2003 was 3,025,789.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                            September 30,         December 31,
                                                2003               2002
                                             (Unaudited)
Cash and cash equivalents                       $19,782,296              $ 600
Prepaid syndication costs                           270,101                  -
Investments in leases                             5,662,630                  -
                                          ------------------ ------------------
Total assets                                    $25,715,027              $ 600
                                          ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Managing Member                                $ 234,670                $ -
   Other                                             36,658                  -

Unearned operating lease income                     105,584                  -
                                          ------------------ ------------------
Total liabilities                                   376,912                  -

Members' capital                                 25,338,115                600
                                          ------------------ ------------------
Total liabilities and members' capital          $25,715,027              $ 600
                                          ================== ==================




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                 FOR THE PERIOD FROM AUGUST 22, 2002 (INCEPTION)
                              TO SEPTEMBER 30, 2002
                                   AND FOR THE
                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                                  Periods Ended September 30,         Period Ended
                                                             2003                     September 30,
                                                 Nine Months       Three Months           2002
Revenues:
Leasing activities:
   Operating leases                                   $ 320,637          $ 206,433                $ -
   Direct finance leases                                 15,990             15,990                  -
Interest                                                 17,582             17,495                  -
Other                                                        78                 78                  -
                                              ------------------ ------------------ ------------------
                                                        354,287            239,996                  -
Expenses:
Depreciation and amortization                           395,765            269,720                  -
Professional fees                                        24,992              6,234                  -
Asset management fees to Managing Member                 16,656             10,625                  -
Postage                                                  16,195              8,195                  -
Cost reimbursements to Managing Member                   15,858             13,859                  -
Other                                                    55,694             34,550                  -
                                              ------------------ ------------------ ------------------
                                                        525,160            343,183                  -
                                              ------------------ ------------------ ------------------
Net loss                                             $ (170,873)        $ (103,187)               $ -
                                              ================== ================== ==================

Net income (loss):
   Managing Member                                     $ 25,412           $ 22,618                  -
   Other Members                                       (196,285)          (125,805)                 -
                                              ------------------ ------------------ ------------------
                                                     $ (170,873)        $ (103,187)               $ -
                                              ================== ================== ==================

Net loss per Limited Liability Company Unit              ($0.14)            ($0.05)             $0.00
Weighted average number of Units outstanding          1,410,961          2,737,770                 10




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                 FOR THE PERIOD FROM AUGUST 22, 2002 (INCEPTION)
                              TO DECEMBER 31, 2002
                                   AND FOR THE
                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                                   Other Members                  Managing
                                              Units             Amount             Member              Total

Initial capital contributions                          50              $ 500              $ 100              $ 600
                                        ------------------ ------------------ ------------------ ------------------
Balance December 31, 2002                              50                500                100                600

Capital contributions                           3,025,739         30,257,390                  -         30,257,390
Less selling commissions to affiliates                  -         (2,723,165)                 -         (2,723,165)
Other syndication costs to affiliates                   -         (1,685,674)                 -         (1,685,674)
Distributions to Members                                -           (314,651)           (25,512)          (340,163)
Net income (loss)                                       -           (196,285)            25,412           (170,873)
                                        ------------------ ------------------ ------------------ ------------------
Balance September 30, 2003                       3,025,789        $25,338,115                $ -        $25,338,115
                                        ================== ================== ================== ==================







                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                 FOR THE PERIOD FROM AUGUST 22, 2002 (INCEPTION)
                              TO SEPTEMBER 30, 2002
                                   AND FOR THE
                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                    Periods Ended September 30,         Period Ended
                                                                               2003                     September 30,
                                                                   Nine Months       Three Months           2002
Operating activities:
Net loss                                                               $ (170,873)        $ (103,187)               $ -
Adjustments to reconcile net loss to cash provided by operating activities:
   Depreciation and amortization                                          395,765            269,720                  -
   Changes in operating assets and liabilities:
      Prepaid syndication costs                                          (270,101)           320,833                  -
      Accounts payable, Managing Member                                   234,670             18,680                  -
      Accounts payable, other                                              36,658             34,043                  -
      Unearned operating lease income                                     105,584             60,977                  -
                                                                ------------------ ------------------ ------------------
Net cash provided by operations                                           331,703            601,066                  -
                                                                ------------------ ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                             (4,975,351)        (2,793,225)                 -
Purchases of equipment on direct financing leases                        (654,526)          (654,526)                 -
Payments of initial direct costs to Managing Member                      (475,458)          (267,765)                 -
Reduction of net investment in direct financing leases                     46,940             46,940                  -
                                                                ------------------ ------------------ ------------------
Net cash used in investing activities                                  (6,058,395)        (3,668,576)                 -
                                                                ------------------ ------------------ ------------------

Financing activities:
Capital contributions received                                         30,257,390         17,298,200                600
Payment of syndication costs to Managing Member                        (4,408,839)        (2,794,269)                 -
Distributions to Other Members                                           (314,651)          (278,957)                 -
Distributions to Managing Member                                          (25,512)           (22,618)                 -
                                                                ------------------ ------------------ ------------------
Net cash provided by financing activities                              25,508,388         14,202,356                600
                                                                ------------------ ------------------ ------------------

Net increase in cash and cash equivalents                              19,781,696         11,134,846                600

Cash and cash equivalents at beginning of period                              600          8,647,450                  -
                                                                ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                            $19,782,296        $19,782,296              $ 600
                                                                ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

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

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                                  Depreciation /
                                                                                   Amortization
                                                                                    Expense or             Net
                                                Balance                           Amortization of        Balance
                                             December 31,                        Direct Financing     September 30,
                                                 2002             Additions           Leases              2003

Net investment in operating leases                       $ -        $ 4,975,351         $ (370,343)       $ 4,605,008
Net investment in direct financing leases                  -            654,526            (46,940)           607,586
Initial direct costs                                       -            475,458            (25,422)           450,036
                                           ------------------ ------------------ ------------------ ------------------
                                                         $ -        $ 6,105,335         $ (442,705)       $ 5,662,630
                                           ================== ================== ================== ==================

Operating leases:

Property on operating leases consists of the following:

                                                                                                                  Net
                                    Balance                                                 Reclassi-           Balance
                                 December 31,       Depreciation                          fications or       September 30,
                                     2002              Expense           Additions        Dispositions           2003

Mining                                $        -         $        -        $ 2,000,000           $      -        $ 2,000,000
Materials handling                             -                  -          2,793,225                  -          2,793,225
Manufacturing                                  -                  -            182,126                  -            182,126
                               ------------------ ------------------ ------------------ ------------------ ------------------
                                               -                  -          4,975,351                  -          4,975,351
Less accumulated depreciation                  -           (370,343)                 -                  -           (370,343)
                               ------------------ ------------------ ------------------ ------------------ ------------------
                                      $        -         $ (370,343)       $ 4,975,351            $     -        $ 4,605,008
                               ================== ================== ================== ================== ==================

The average assumed residual values for assets on operating leases was 17% at September 30, 2003.

Direct financing leases:

The following lists the components of the Company's investment in direct financing leases as of September 30, 2003:

Total minimum lease payments receivable                          $ 757,668
Estimated residual values of leased equipment (unguaranteed)             -
                                                              -------------
Investment in direct financing leases                              757,668
Less unearned income                                              (150,082)
                                                              -------------
Net investment in direct financing leases                        $ 607,586
                                                              =============

All of the property on leases was acquired in 2003.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

At September 30, 2003, the aggregate amounts of future minimum lease payments to be received are as follows:

                                                               Direct
                                           Operating          Financing
                                             Leases             Leases              Total
 Three months ending December 31, 2003         $ 291,776           $ 62,929          $ 354,705
         Year ending December 31, 2004         1,167,106            251,715          1,418,821
                                  2005         1,092,981            251,715          1,344,696
                                  2006           599,456            191,309            790,765
                                  2007           599,456                  -            599,456
                                  2008           349,683                  -            349,683
                                       ------------------ ------------------ ------------------
                                             $ 4,100,458          $ 757,668        $ 4,858,126
                                       ================== ================== ==================


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

The  Managing   Member   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows:

                                                                                   Periods Ended September 30,
                                                                                              2003
                                                                                  Nine Months       Three Months
Selling commissions (equal to 9% of the selling price of the Limited Liability
   Company Units, deducted from Other Members' capital)                              $ 2,723,165        $ 1,556,838
Reimbursement of other syndication costs to Managing Member, deducted from
   Other Members' capital                                                              1,685,674          1,237,431
Asset management fees to Managing Member                                                  16,656             10,625
Costs reimbursed to Managing Member                                                       15,858             13,859
                                                                               ------------------ ------------------
                                                                                     $ 4,441,353        $ 2,818,753
                                                                               ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


5.  Members' capital:

As of September 30, 2003, 3,025,789 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units.

The Company's Net Income, Net Losses, and Distributions, as defined in the Limited Liability Company Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Distributions to the Other Members were as follows in the periods ended September 30, 2003:

                                                  Periods Ended September 30,
                                                            2003
                                                 Nine Months       Three Months

Distributions                                  $      314,651     $      278,957

Weighted average number of Units outstanding        1,410,961          2,737,770

Weighted average distributions per Unit                 $0.22              $0.10


6.  Commitments:

As of September 30, 2003, the Company had no outstanding commitments to purchase lease equipment.

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

Capital Resources and Liquidity

During the first three quarters of 2003, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through September 30, 2003, the Company had received subscriptions for 3,025,789 Units ($30,257,890). As of September 30, 2003, all of those Units were issued and outstanding.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 2003, there were no such commitments.

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

Cash Flows

During the first nine months of 2003, the Company's primary source of liquidity was the proceeds of its offering of Units.

In 2003, the primary source of cash from operations was rents from operating leases.

In 2003, the only source of cash from investing activities was rents from direct financing leases. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payments of initial direct costs associated with the lease asset purchases.

In 2003, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash consisted of payments of syndication costs associated with the offering and distributions to the members.

Results of operations

In 2003, operations resulted in a net loss of $170,873 for the nine month period and $103,187 for the three month period. The Company's primary source of revenues is from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. Operating lease revenues and depreciation expense are expected to increase in future periods as acquisitions continue. Revenues from direct financing leases are also expected to increase in future periods as lease asset acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. Such fees are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Results of operations in future periods are expected to vary considerably from those of the first nine months of 2003 as the Company continues to acquire significant amounts of lease assets.


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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt will be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases will be assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member, in connection with other funds it manages or has managed, has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with a floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2003, the Company had no outstanding balances subject to floating interest rates.


Item 4.  Controls and procedures.

Internal Controls

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

     (7) Aggregate amount and offering price of securities registered and sold as of October 31, 2003:

                                                          Aggregate                             Aggregate
                                                          price of                              price of
                                                          offering                              offering
                                        Amount             amount             Amount             amount
          Title of Security           Registered         registered            sold               sold

  Limited Liability Company units         15,000,000       $150,000,000          3,587,041        $35,870,410

     (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                      Direct or indirect payments to
                                      directors, officers, Managing
                                      Member of the issuer or their
                                      associates; to persons owning
                                        ten percent or more of any           Direct or
                                      class of equity securities of          indirect
                                     the issuer; and to affiliates of       payments to
                                      the issuer                              others              Total

    Underwriting discounts and
    commissions                            $ 538,056                           $ 2,690,281        $ 3,228,337

    Other expenses                                 -                             2,043,520          2,043,520

                                   ------------------                    ------------------ ------------------
    Total expenses                         $ 538,056                           $ 4,733,801        $ 5,271,857
                                   ==================                    ================== ==================

     (9) Net offering proceeds to the issuer after the total expenses in item 8:                  $30,598,553

     (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                      Direct or indirect payments to
                                      directors, officers, Managing
                                      Member of the issuer or their
                                      associates; to persons owning
                                        ten percent or more of any           Direct or
                                      class of equity securities of          indirect
                                     the issuer; and to affiliates of       payments to
                                      the issuer                              others              Total

    Purchase and installation of
    machinery and equipment                $ 507,203                           $29,911,998        $30,419,201

    Working capital                                -                               179,352            179,352
                                   ------------------                    ------------------ ------------------
                                           $ 507,203                           $30,091,350        $30,598,553
                                   ==================                    ================== ==================

     (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report:

          Balance Sheets, September 30, 2003 and December 31, 2002.

          Statements  of  operations   for  the  period  from  August  22,  2002
          (inception) to September 30, 2002 and for the nine and three month periods ended September 30, 2003.

          Statements of changes in members' capital for the period from August 22, 2002 (inception) to December 31, 2002 and for the nine month period ended September 30, 2003.

          Statements of cash flows for the period from August 22, 2002 (inception) to September 30, 2002 and for the nine and three month periods ended September 30, 2003.

          Notes to the Financial Statements

      2.  Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.  Other Exhibits

          99.1 Certification of Paritosh K. Choksi

          99.2 Certification of Dean L. Cash

          99.3 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          99.4 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

(b)       Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 12, 2003

                       ATEL CAPITAL EQUIPMENT FUND X, LLC
                                  (Registrant)



                                   By: ATEL Financial Services LLC
                                       Managing Member of Registrant




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

Exhibit 99.1
                                 CERTIFICATIONS


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



Date:     November 12, 2003


  /s/ PARITOSH K. CHOKSI
--------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant,
Executive Vice President of Managing Member

Exhibit 99.2
                                 CERTIFICATIONS


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



Date:     November 12, 2003


  /s/ DEAN L. CASH
--------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     November 12, 2003



  /s/ DEAN L. CASH
--------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     November 12, 2003



  /s/ PARITOSH K. CHOKSI
--------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal Financial Officer of Registrant