Form 10-K/A
period 2002-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2003-11-25
CIK 1186258

Form 10K/A

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

This amendment is filed in order to correct the name of the entity on the certifications on pages 9 through 11.

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
                     ================ ================= =================  ================




                             STATEMENT OF CASH FLOWS

                 FOR THE PERIOD FROM AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002


Financing activities:
Capital contributions received                                            $600
                                                               ----------------
Net increase in cash                                                       600
Cash at inception                                                            -
                                                               ----------------
Cash at end of period                                                     $600
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



Date: 11/20/03

                            ATEL Capital Equipment Fund X, LLC
                             (Registrant)


        By: ATEL Financial Corporation,
            Managing Member of Registrant



                      By:   /s/ Dean L. Cash
                            ---------------------
                            Dean Cash
                            President of ATEL Financial Services LLC (Managing
                              Member)





                      By:   /s/ Paritosh K. Choksi
                            ------------------------
                            Paritosh K. Choksi
                            Executive Vice President of ATEL Financial Services
                              LLC (Managing Member)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                             CAPACITIES                       DATE



    /s/ Dean L. Cash       President, Chairman and Chief                11/20/03
-------------------------   Executive Officer of ATEL Financial
        Dean Cash           Services



 /s/ Paritosh K. Choksi    Principal financial officer of               11/20/03
-------------------------   registrant; principal financial officer
   Paritosh K. Choksi       and director of ATEL Financial Services
                            LLC



 /s/ Donald E. Carpenter   Principal accounting officer of              11/20/03
-------------------------   registrant; principal accounting officer
   Donald E. Carpenter      of ATEL Financial Services LLC

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Capital Equipment Fund X, LLC;

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



Date:           11/20/03

/s/ Paritosh K. Choksi
-------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of Managing Member

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Capital Equipment Fund X, LLC;

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



Date:           11/20/03

/s/ Dean L. Cash
-------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           11/20/03



/s/ Dean L. Cash
------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Capital Equipment Fund X, LP, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           11/20/03



/s/ Paritosh K. Choksi
------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant