Form 10-K
period 2003-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2004-03-30
CIK 1186258

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Annual report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (fee required)
                For the Year Ended December 31, 2003
                                       OR
            |_| Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (no fee required)
                For the transition period from _______ to _______

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable

The number of Limited Liability Company Units outstanding as of December 31, 2003 was 4,483,382.

                       DOCUMENTS INCORPORATED BY REFERENCE

  None

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund X, LLC (the Company) was formed under the laws of the state of California on August 12, 2002. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services LLC
(AFS), a California limited liability corporation.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of June 2, 2003, the Company had received subscriptions for 774,383 Units ($7,743,830), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The offering is scheduled to terminate on or before March 11, 2005.

As of December 31, 2003, 4,483,382 Units ($44,833,820) were issued and outstanding.

The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period ("Reinvestment Period"), ending six calendar years after the termination of the offering (which will be no later than March 11, 2011) and
(iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

Narrative Description of Business

The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

Through December 31, 2003, the Company had purchased equipment with a total acquisition price of $14,482,433.

The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

During 2003, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                             Type of Equipment
Colowyo Coal Company L.P.          Mining                                   37%
Ball Corporation                   Materials handling                       26%
ARYx Therapeutics, Inc.            Telecommunications                       14%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal.

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2003 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt.

                      Purchase Price Excluding              Percentage of Total
Asset Types               Acquisition Fees                      Acquisitions
-----------              ----------------                       ------------
Manufacturing                $ 6,270,943                               42.25%
Materials handling             4,827,588                               32.53%
Mining equipment               2,000,000                               13.47%
Office automation              1,743,902                               11.75%
                        -----------------                   ------------------
                             $14,842,434                              100.00%
                        =================                   ==================

                      Purchase Price Excluding              Percentage of Total
Industry of Lessee        Acquisition Fees                     Acquisitions
------------------        ----------------                     ------------
Manufacturing                $11,796,000                               79.48%
Mining                         2,000,000                               13.47%
Health Care                    1,046,434                                7.05%
                        -----------------                   ------------------
                             $14,842,434                              100.00%
                        =================                   ==================

For further information regarding the Company's equipment lease portfolio as of December 31, 2003, see Note 3 to the financial statements, Investment in leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company's consolidated financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Company and its investment objectives, to AFS's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

As of December 31, 2003, a total of 1,205 investors were record holders of Units in the Company.

Dividends

The Company does not make dividend distributions. However, the Members of the Company are entitled to certain distributions as provided under the Operating Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the Reinvestment Period to equal an amount of $0.80 per Unit.

The rate for monthly distributions from 2003 operations was $0.0667 per Unit for April through December 2003. The distributions were paid in May through December 2003 and in January 2004. The rate for quarterly distributions paid in July, October 2003 and January 2004 was $0.20, per Unit. Distributions were from 2003 cash flows from operations.

The following table presents summarized information regarding distributions to members other than the Managing Member ("Other Members"):

                                                                    2003
Net loss per Unit, based on weighted
   average Units outstanding                                           $ (0.12)
Return of investment                                                      0.54
                                                              -----------------
                                                              -----------------
Distributions per Unit, based on weighted average
   Units outstanding                                                      0.42
Differences due to timing of distributions                                0.18
                                                              -----------------
                                                              -----------------
Actual distribution rates per Unit                                      $ 0.60
                                                              =================

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

(7) Aggregate amount and offering price of securities registered and sold as of February 29, 2004:


                                                                                   Aggregate                           Aggregate
                                                                                    price of                           price of
                                                                                    offering                           offering
                                                                   Amount            amount           Amount            amount
          Title of Security                                      Registered        registered          sold              sold
          -----------------                                      ----------        ----------          ----              ----

          Units of Limited Liability Company interest               15,000,000      $150,000,000         5,334,224     $ 53,342,240




(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                                                Direct or
                                                                indirect
                                                                payments to
                                                                directors,
                                                                officers,
                                                                Managing Member
                                                                of the issuer or
                                                                their
                                                                associates; to
                                                                persons owning
                                                                  ten percent or more of any         Direct or
                                                                class of equity securities of        indirect
                                                               the issuer; and to affiliates of     payments to
                                                                 the issuer                           others             Total
                                                                 ----------                           ------             -----

                            Underwriting discounts and
                            commissions                              $ 800,134                         $ 4,000,668      $ 4,800,802

                            Other expenses                                   -                           2,917,112        2,917,112

                                                              -----------------                   ----------------- ----------------
                            Total expenses                           $ 800,134                         $ 6,917,780      $ 7,717,914
                                                              =================                   ================= ================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                                            $ 45,624,326

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                                                Direct or
                                                                indirect
                                                                payments to
                                                                directors,
                                                                officers,
                                                                Managing Member
                                                                of the issuer or
                                                                their
                                                                associates; to
                                                                persons owning
                                                                  ten percent or more of any         Direct or
                                                                class of equity securities of        indirect
                                                               the issuer; and to affiliates of     payments to
                                                                 the issuer                           others             Total
                                                                 ----------                           ------             -----
                            Purchase and installation of
                            machinery and equipment                $ 1,115,615                        $ 44,242,000     $ 45,357,615

                            Working capital                                  -                             266,711          266,711
                                                              -----------------                  ------------------ ----------------
                                                                   $ 1,115,615                        $ 44,508,711     $ 45,624,326
                                                              =================                  ================== ================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2003 and 2002 and for the periods then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                    2003              2002
                                                    ----              ----
Gross revenues                                       $ 907,914               $ -
Net loss                                            $ (183,013)              $ -
Weighted average Units                               2,229,909                10
Net loss allocated to Other Members                 $ (258,926)              $ -
Net loss per Unit, based on weighted
   average Units outstanding                            ($0.12)            $0.00
Distributions per Unit, based on weighted average
   Units outstanding                                    $ 0.42               $ -
Total Assets                                       $37,815,563             $ 600
Total Members' Capital                             $37,110,663             $ 600

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

Capital Resources and Liquidity

The Company commenced its offering of Units on March 12, 2003. On April 9, 2003, the Company commenced operations in its primary business (leasing activities). Until the Company's initial portfolio of equipment has been purchased, funds that have been received, but that have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company's public offering provides for a total maximum capitalization of $150,000,000.

During the funding period, the Company's primary source of liquidity will be subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Company is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

Throughout the Reinvestment Period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members. At December 31, 2003, the Company had commitments to purchase lease assets totaling approximately $1,605,000.

AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that:
(i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of April 2003. The distribution was made in May 2003 and additional distributions have been consistently made through December 2003.

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

Cash Flows

The Company is currently conducting a public offering of its Units. In 2003, the offering provided most of the Company's cash flows.

In 2003, our primary source of cash from operating sources was rents from operating leases.

During 2003, we used cash in investing activities to purchase operating and direct financing lease assets and to pay initial direct costs to AFS. Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets.

In 2003, financing sources of cash flows consisted solely of the proceeds of our public offering of Units. We used cash to pay for the costs of the offering and to make distributions to the Members.

Results of Operations

As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2003, the results of operations in 2003 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

As of December 31, 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                            Manufacturing                           79%
                            Mining                                  14%

In 2003, operations resulted in a net loss of $183,013. Our primary source of revenues is operating leases. We expect that operating leases will continue to be the primary source of revenues and that the amounts earned will increase as we continue to acquire additional lease assets. Our depreciation expense is directly related to the assets we have on operating leases. We also expect that depreciation expense will increase in future periods in relation to operating lease revenues as we acquire more assets.

Substantially   all   employees  of  AFS  track  time   incurred  in  performing
administrative services on behalf of the Company. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Management fees in 2003 were $48,550 and costs reimbursements were $48,235. These amounts are expected to increase in future periods as the operations of the Company expand.

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. If derivative financial instruments are utilized, the Company will be required to record derivative instruments at fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income or other comprehensive income, as appropriate.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's financial statements. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS, in conjunction with other companies it manages, has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with a floating interest rate revolving line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate revolving line of credit is repaid. As of December 31, 2003, the Company has not been included in the floating rate revolving line of credit as a borrower and there were no variable rate borrowings as of that date.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 21.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the Compay) as of December 31, 2003 and 2002, and the related statements of operations, changes in members' capital and cash flows for the year ended December 31, 2003 and for the period from August 12, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC at December 31, 2003 and 2002, and the results of its operations and cash flows for the year ended December 31, 2003 and for the period from August 12, 2002 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 20, 2004

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                     ASSETS

                                                 2003              2002
                                                 ----              ----

Cash and cash equivalents                       $ 22,680,652            $ 600

Due from affiliate                                   248,428                -

Accounts receivable                                    3,179                -

Prepaid syndication costs                            156,624                -

Investments in leases                             14,726,680                -
                                           ------------------ ----------------
Total assets                                    $ 37,815,563            $ 600
                                           ================== ================


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Managing Member                                 $ 472,041              $ -
   Other                                             127,131                -

Unearned operating lease income                      105,728                -
                                           ------------------ ----------------
Total liabilities                                    704,900                -

Members' capital                                  37,110,663              600
                                           ------------------ ----------------
Total liabilities and Members' capital          $ 37,815,563            $ 600
                                           ================== ================




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                 FOR THE PERIOD FROM AUGUST 22, 2002 (INCEPTION)
                              TO DECEMBER 31, 2002
                                   AND FOR THE
                          YEAR ENDED DECEMBER 31, 2003


                                                   2003              2002
                                                   ----              ----
Revenues:
Leasing activities:
   Operating leases                                  $ 786,291              $ -
   Direct finance leases                                44,134                -
   Gain on sales of assets                              10,991                -
Interest                                                66,325                -
Other                                                      173                -
                                             ------------------ ----------------
                                                       907,914                -
Expenses:
Depreciation                                           796,842                -
Amortization                                            66,861                -
Asset management fees to Managing Member                48,550                -
Cost reimbursements to Managing Member                  48,235                -
Professional fees                                       33,563                -
Postage                                                 19,156                -
Interest expense                                         8,045                -
Other                                                   69,675                -
                                             ------------------ ----------------
                                                     1,090,927                -
                                             ------------------ ----------------
Net loss                                            $ (183,013)             $ -
                                             ================== ================

Net income (loss):
   Managing Member                                    $ 75,913                -
   Other Members                                      (258,926)               -
                                             ------------------ ----------------
                                                    $ (183,013)             $ -
                                             ================== ================

Net loss per Limited Liability Company Unit             ($0.12)           $0.00

Weighted average number of Units outstanding         2,229,909               10




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                 FOR THE PERIOD FROM AUGUST 22, 2002 (INCEPTION)
                              TO DECEMBER 31, 2002
                             AND FOR THE YEAR ENDED
                                DECEMBER 31, 2003


                                                         Other Members                 Managing
                                                    Units             Amount            Member             Total

Initial capital contributions                                50             $ 500              $ 100            $ 600
                                               ----------------- ----------------- ------------------ ----------------
Balance December 31, 2002                                    50               500                100              600

Capital contributions                                 4,483,332        44,833,320                  -       44,833,320
Less selling commissions to affiliates                        -        (4,034,999)                 -       (4,034,999)
Other syndication costs to affiliates                         -        (2,491,736)                 -       (2,491,736)
Distributions to Other Members ($0.42 per Unit)               -          (937,496)           (76,013)      (1,013,509)
Net income (loss)                                             -          (258,926)            75,913         (183,013)
                                               ----------------- ----------------- ------------------ ----------------
Balance December 31, 2003                             4,483,382      $ 37,110,663                $ -     $ 37,110,663
                                               ================= ================= ================== ================







                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                 FOR THE PERIOD FROM AUGUST 22, 2002 (INCEPTION)
                              TO DECEMBER 31, 2002
                             AND FOR THE YEAR ENDED
                                DECEMBER 31, 2003


                                                                       2003              2002
                                                                       ----              ----
Operating activities:
Net loss                                                                $ (183,013)             $ -
Adjustments to reconcile net loss to cash provided by operating activities:
   Gain on sales of assets                                                 (10,991)
   Depreciation                                                            796,842                -
   Amortization                                                             66,861
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (3,179)               -
      Prepaid syndication costs                                           (156,624)               -
      Accounts payable, Managing Member                                    472,041                -
      Accounts payable, other                                              127,131                -
      Unearned operating lease income                                      105,728                -
                                                                 ------------------ ----------------
Net cash provided by operations                                          1,214,796                -
                                                                 ------------------ ----------------

Investing activities:
Purchases of equipment on operating leases                             (14,144,965)               -
Proceeds from sales of assets                                              257,206                -
Due from affiliate                                                        (248,428)               -
Purchases of equipment on direct financing leases                         (697,468)               -
Payments of initial direct costs to Managing Member                     (1,092,193)               -
Reduction of net investment in direct financing leases                      98,028                -
                                                                 ------------------ ----------------
Net cash used in investing activities                                  (15,827,820)               -
                                                                 ------------------ ----------------

Financing activities:
Capital contributions received                                          44,833,320              600
Payment of syndication costs to Managing Member                         (6,526,735)               -
Distributions to Other Members                                            (937,496)               -
Distributions to Managing Member                                           (76,013)               -
                                                                 ------------------ ----------------
Net cash provided by financing activities                               37,293,076              600
                                                                 ------------------ ----------------

Net increase in cash and cash equivalents                               22,680,052              600

Cash and cash equivalents at beginning of period                               600                -
                                                                 ------------------ ----------------
Cash and cash equivalents at end of period                            $ 22,680,652            $ 600
                                                                 ================== ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                   $ 8,045              $ -
                                                                 ================== ================



                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the Company) was formed under the laws of the state of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company may continue until December 31, 2021.

The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on April 9, 2003, the Company commenced operations. As of December 31, 2001, the Company had received subscriptions for 4,483,382 ($44,833,820) Units, including the Initial Members' Units. All of the Units were issued and outstanding as of December 31, 2003. The Company's offering will terminate on or before March 11, 2005.

ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the Managing Member of the Company.

The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units) (Note 4). The amount of such costs to be borne by the Company is limited by certain provisions of the Company's Operating Agreement.

The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period (ending six calendar years after the completion of the Company's public offering of Units) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).


2. Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Accounts receivable:

Accounts receivable represent the amounts billed under lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off on specific identification by AFS.

Investment in notes receivable:

Income from notes receivable is reported using the financing method of accounting. The Company's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Notes receivable are charged off on specific identification by AFS. To date, the Company has made no provisions for losses on notes receivable nor has the Company written off any notes receivables. Notes receivable are to be charged off on specific identification by AFS.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

Initial direct costs:

The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized over a five year period using the straight line method.

Income taxes:

The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements at December 31 (unaudited):

                                               2003              2002
                                               ----              ----
  Financial statement basis of net assets $    37,815,563   $            600
  Tax basis of net assets                      43,059,556                600
                                         ----------------- ------------------
  Difference                              $     5,243,993  $               -
                                         ================= ==================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Income taxes (continued):

The following reconciles the net loss reported in these financial statements to the loss reported on the Company's federal tax return (unaudited) for the year ended December 31, 2003:


     Net loss per financial statements                    $      (183,013)
     Adjustment to depreciation expense                          (778,726)
     Adjustments to lease revenues                                200,884
                                                         -----------------
     Net loss per federal tax return                      $       (760,855)
                                                         =================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2003.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued June 2003.

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

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's financial statements. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                               Depreciation /
                                                                                Amortization
                                                                                 Expense or                              Net
                                               Balance                         Amortization of      Reclassi-          Balance
                                            December 31,                      Direct Financing    fications or      December 31,
                                                2002           Additions           Leases         Dispositions          2003
                                                ----           ---------           ------         ------------          ----

Net investment in operating leases                     $ -       $14,144,965        $ (796,842)        $ (380,860)    $ 12,967,263
Net investment in direct financing leases                -           697,468           (98,028)           136,011          735,451
Initial direct costs                                     -         1,092,193           (66,861)            (1,366)       1,023,966
                                           ---------------- ----------------- ----------------- ------------------ ----------------
                                                       $ -       $15,934,626        $ (961,731)        $ (246,215)    $ 14,726,680
                                           ================ ================= ================= ================== ================

All of the property on leases was acquired in 2003.

Operating leases:

Property on operating leases consists of the following:

                                                                                                             Net
                                   Balance                                              Reclassi-          Balance
                                December 31,      Depreciation                        fications or      December 31,
                                    2002            Expense          Additions        Dispositions          2003
                                    ----            -------          ---------        ------------          ----
Manufacturing                        $       -     $           -       $ 6,270,943      $    (422,435)     $ 5,848,508
Materials handling                           -                 -         4,827,588                  -        4,827,588
Mining                                       -                 -         2,000,000                  -        2,000,000
Data processing                              -                 -         1,046,434                  -        1,046,434
                               ---------------- ----------------- ----------------- ------------------ ----------------
                                             -                 -        14,144,965           (422,435)      13,722,530
Less accumulated depreciation                -          (796,842)                -             41,575         (755,267)
                               ---------------- ----------------- ----------------- ------------------ ----------------
                                     $       -        $ (796,842)     $ 14,144,965)        $ (380,860)     $12,967,263)
                               ================ ================= ================= ================== ================

The average assumed residual values for assets on operating leases was 20% at December 31, 2003.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investment in leases (continued):

Direct financing leases:

The following lists the components of the Company's investment in direct financing leases as of December 31, 2003:

Total minimum lease payments receivable                           $     885,790
Estimated residual values of leased equipment (unguaranteed)              9,106
                                                                ----------------
Investment in direct financing leases                                   894,896
Less unearned income                                                   (159,445)
                                                                ----------------
Net investment in direct financing leases                             $ 735,451
                                                                ================

At December 31, 2003, the aggregate amounts of future minimum lease payments to be received are as follows:

                                                Direct
            Year ending     Operating         Financing
           December 31,       Leases            Leases             Total
                   2004     $ 2,592,323        $ 341,552        $    2,933,875
                   2005         2,592,323           337,764          2,930,087
                   2006         2,031,673           206,474          2,238,147
                   2007         1,773,716                 -          1,773,716
                   2008         1,476,311                 -          1,476,311
             Thereafter           470,851                 -            470,851
                         ----------------- ----------------- ------------------
                              $10,937,197         $ 885,790       $ 11,822,987
                         ================= ================= ==================


4.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

Substantially all employees of AFS record time incurred in performing services on behalf of all of the Companies serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


4. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows for the year ended December 31, 2003:

Selling commissions (equal to 9% of the selling price of the
   Limited Liability Company Units, deducted from Other
   Members' capital)                                                $ 4,034,999
Reimbursement of other syndication costs to Managing Member,
   deducted from Other Members' capital                               2,491,736
Asset management fees to AFS                                             48,550
Costs reimbursed to AFS                                                  48,235
                                                                 ---------------
                                                                    $ 6,623,520
                                                                 ===============

On December 31, 2003, the Company sold certain assets subject to operating leases and direct financing leases to the lessee. The assets being sold were a part of a larger sale involving the sale of assets belonging to an affiliate of the Company. On December 31, 2003, the lessee/purchaser sent the proceeds of the sale by wire transfer to the account of the Company's affiliate. The funds belonging to the Company were transferred to the Company on the Company's next business day.


5.  Members' capital:

As of December 31, 2003, 4,483,382 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units.

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to ATEL. In accordance with the terms of the of Operating Agreement, an additional allocation of income was made to AFS in 2003. The amount allocated was determined to bring AFS's ending capital account balance to zero at the end of 2003.


6.  Commitments:

As of December 31, 2003, the Company had outstanding commitments to purchase lease equipment totaling approximately $1,605,000.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


7. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS's credit committee review. The leases and notes receivable provide for the return of the equipment upon default.

As of December 31, 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                            Manufacturing                           79%
                            Mining                                  14%

During 2003, three customers comprised 37%, 26% and 14% of the Company's revenues from leases.


8. Selected quarterly data (unaudited):

                                             March 31,          June 30,        September 30,     December 31,
Quarter ended                                   2003              2003              2003              2003
                                                ----              ----              ----              ----

Total revenues                                   $ -         $ 114,291          $ 239,996        $ 553,627
Net loss                                         $ -         $ (67,686)        $ (103,187)       $ (12,140)
Net loss per Limited Liability Company Unit      $ -           $ (0.12)           $ (0.05)         $ (0.00)


9. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2003 approximate fair value because of the liquidity and short-term maturity of these instruments.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Due to the increased scrutiny and reporting requirements of Sarbanes-Oxley, it came to the attention of the chief executive officer and the chief financial officer of the Company in connection with the audit of the Company for the year ended December 31, 2003, that enhanced internal controls were needed to facilitate a more effective closing of the Company's financial statements, and that this would require additional skilled personnel. To address this issue the Company has taken steps to upgrade the accounting staff and will take additional steps in 2004 to add personnel to its accounting department to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process will be adequate in all respects. It should be noted that the control issues affecting the closing process and disclosure did not materially affect the accuracy and completeness of the Company's financial reporting and disclosure reflected in this report, and the audited financial statements included herein contain no qualification or limitation on the scope of the auditor's opinion.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG" or "ATEL"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash                Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi          Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter         Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais             Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 53, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 50, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.ksi received a bachelor of technology degree in mechanical engineering from th

Donald E. Carpenter, age 55, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 45, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.


Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2003 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9.0% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

Through December 31, 2003, $4,034,999 of such commissions had been paid to AFS or its affiliates. Of that amount, $3,362,499 has been re-allowed to other broker/dealers.

Asset Management Fee

The Company will pay AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which will include Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee will be paid on a monthly basis. The amount of the Asset Management Fee payable in any year will be reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee will be paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment.

AFS will supervise performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

Asset Management Fee Limit:

The Asset Management Fee will be subject to the Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Company's term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS's Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the alternative fee schedule.

To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to AFS in a subsequent period, but only if and to the extent that such deferred compensation would be payable within the Asset Management Fee Limit for the subsequent period. Any deferred fees which cannot be paid under the applicable limitations in any subsequent period through the date of liquidation would be forfeited by AFS upon liquidation.

Alternative Fee Schedule:

For purposes of the Asset Management Fee Limit, the Company will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re- Leasing Fee, and Carried Interest as follows:

An Equipment Management Fee will be calculated to equal the lesser of (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases which contain Net Lease Provisions), or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of AFS or its Affiliate, then the amount so calculated shall be 1% of Gross Revenues from such Operating Leases.

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

See Note 4 to the financial statements included in Item 8 for amounts paid.

Managing Member's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to AFS. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2003.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2003, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

 (1)                                       (2)                                        (3)                                  (4)
                                           Name and Address of                  Amount and Nature of                 Percent
Title of Class                             Beneficial Owner                     Beneficial Ownership                 of Class

Limited Liability                          ATEL Capital Group                   Initial Limited Liability                0.0011%
                                           600 California Street, 6th Floor     Company Units
                                           San Francisco, CA  94108             50 Units ($500)

Changes in Control

The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove a Managing Member.

AFS may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Members holding 10% or more of the total outstanding Limited Liability Company Units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 4 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Since inception, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                            2003              2002
                                            ----              ----
    Audit fees                         $        14,360            $    -
    Audit related fees                               -                 -
    Tax fees                                         -                 -
    Other                                            -                 -
                                      ----------------- -----------------
                                              $ 14,360            $    -
                                      ================= =================

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting as a member of the board of directors of that company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)Financial Statements and Schedules

   1.     Financial Statements

          Included in Part II of this report:

          Report of Independent Auditors

          Balance Sheets at December 31, 2003 and 2002

          Statements of operations for the year ended December 31, 2003 and for the period from August 12, 2002 (inception) through December 31, 2002

          Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the period from August 12, 2002 (inception) through December 31, 2002

          Statements of Cash Flows for the year ended December 31, 2003 and for the period from August 12, 2002 (inception) through December 31, 2002

          Notes to Financial Statements

   2.     Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (b)Reports on Form 8-K for the fourth quarter of 2003 None.

   (c)Exhibits

          (3) and (4) Limited Liability Company Operating Agreement, included as Exhibit B to Prospectus

          (14.1) Code of Ethics

          (28.1) Prospectus (

          31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          Date:             3/26/2004

                                             ATEL Capital Equipment Fund X, LLC
                                              (Registrant)


          By: ATEL Financial Corporation,
              Managing Member of Registrant



              By:   /s/ Dean L. Cash
                    ------------------------
                    Dean Cash
                    President of ATEL Financial Services LLC (Managing Member)





              By:   /s/ Paritosh K. Choksi
                    --------------------------
                    Paritosh K. Choksi
                    Executive Vice President of ATEL Financial
                    Services LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                       CAPACITIES                                DATE



      /s/ Dean L. Cash       President, Chairman and Chief Executive  3/26/2004
---------------------------   Officer of ATEL Financial Services LLC
         Dean Cash



   /s/ Paritosh K. Choksi    Executive Vice President and director    3/26/2004
---------------------------   of ATEL Financial Services LLC,
     Paritosh K. Choksi       Principal financial officer of
                              registrant; principal financial officer
                              and director of ATEL Financial
                              Services LLC




  /s/ Donald E. Carpenter    Principal accounting officer of          3/26/2004
---------------------------   registrant; principal accounting
    Donald E. Carpenter       officer of ATEL Financial Services LLC






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

EXHIBIT 14.1


                               ATEL CAPITAL GROUP

  CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF
                               ACCOUNTING OFFICER

A. SCOPE.

This ATEL Capital Group Code of Ethics is applicable to the ATEL Capital Group's Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, or persons acting in such capacity (collectively the "Covered Officers"), each of whom acts in such capacity on behalf of its affiliate, ATEL Financial Services, LLC, which is the general partner or manager, as the case may be, of each of the public limited partnerships and limited liability companies sponsored by the Company. ATEL Capital Group is referred to herein as the "Company," ATEL Financial Services, LLC is referred to as "AFS" and the sponsored limited partnerships and limited liability companies are referred to herein as the "Funds" and each of them as a "Fund." The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Accordingly, under the Securities and Exchange Commission's interpretation of its disclosure rules, the ATEL Leasing Corporation board of directors functions as the de facto audit committee for each Fund with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Company's Board of Directors shall have oversight responsibility over the activities of ALC's Board of Directors for purposes of this Code of Ethics.

B. PURPOSE.

The Company is proud of the values with which it and its subsidiaries and affiliates conduct business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company's commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company's employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company and its subsidiaries, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company's commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company and its subsidiaries honor this commitment.

C. ETHICS STANDARDS.

1. Honest and Ethical Conduct.

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest.

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and its subsidiaries and affiliates, including the Funds, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, any of its subsidiaries or a Fund for personal gain, self-deal, or take advantage of corporate or Fund opportunities. They shall act on behalf of the Company, its subsidiaries and the Funds free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company's General Counsel or a member of the Company's Board of Directors. No action may be taken with respect to such transaction or party unless and until the Company's Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for each Fund, that AFS as manager or general partner of the Fund has certain inherent conflicts of interest. The provisions of each Fund's Operating Agreement or Limited Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage each Fund's affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to each Fund as its manager or general partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of a Fund's Operating Agreement or Limited Partnership Agreement, as the case may be, and are consistent with AFS's fiduciary duty to the Fund, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure.

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company, its subsidiaries or affiliates or a Fund, and in other public communications made by the Company, its subsidiaries or affiliates or a Fund, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company's, any of its subsidiaries' or affiliates' or a Fund's independent public auditors or investors.

4. Legal Compliance.

In conducting the business of the Company, its subsidiaries and affiliates and the Funds, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company, any of its affiliates or subsidiaries or a Fund does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company, any of its affiliates or subsidiaries or a Fund is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS.

1. Reporting Known or Suspected Violations.

The Covered Officers will promptly bring to the attention of the Company's General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company's General Counsel will investigate reports of violations and the findings communicated to the Company's Board of Directors.

2. Accountability for Violations.

If the Company's Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company, its subsidiaries, affiliates or a Fund.

                                      ATEL
                          CAPITAL EQUIPMENT FUND X, LLC

                         Limited Liability Company Units

ATEL Capital Equipment Fund X, LLC will buy a diversified portfolio of primarily low-technology equipment leased to corporations. ATEL Financial Services, LLC is the Fund's Manager. The Fund will collect lease payments and eventually sell the equipment. Its objective will be to distribute to investors the lease payments and sales proceeds remaining after it pays its expenses and fees. The Fund intends to use approximately 87% of the capital it raises from the sale of Units to purchase its investments in equipment. At least an additional one-half of one percent of its initial capital will be held as capital reserves. Of the remaining capital, 9% will be used to pay selling commissions and up to 3.5% will be used to pay other offering and organization expenses.

A PURCHASE OF UNITS INVOLVES SIGNIFICANT RISKS. See "Risk Factors" on page 9. Risks include:


o    Investors must rely on ATEL to manage the Fund;

o    The Fund will pay ATEL substantial fees;

o    The Fund has not specified all of its equipment investments;

o The Fund's performance is subject to risks relating to lessee defaults and the value of equipment at the end of the leases;

o    The Fund will borrow to buy equipment;

o No market exists for the Units, and an investor may be unable to sell his Units;

o The Fund expects to have more cash to distribute than taxable income, so, as in prior ATEL programs, a substantial portion of Fund distributions is expected to be a return of capital; and

o The Fund does not guarantee its distributions or the return of investors' capital.

The Fund is offering a total of 15,000,000 of its Units of limited liability company interest for a price of $10 per Unit. An investor must purchase a minimum of 250 Units, except that an Individual Retirement Account or other retirement plan can purchase a minimum of 200 Units. No Units will be sold unless a minimum of $1,200,000 in cash is received within one year from the start of the offering. The Fund will deposit its subscriptions in a bank escrow account until that amount is received. Upon the earlier of termination of the offering or satisfaction of the escrow condition, any interest which accrues on funds held in escrow will be distributed to subscribers and allocated among them on the basis of the respective amounts of the subscriptions and the number of days that such amounts were on deposit in the escrow account. Rejected subscriptions will be returned without interest or reduction within 30 days of receipt. The brokers selling the Units are not required to sell any specific number of Units, but will use their best efforts to sell Units.



                                         Selling            Proceeds
                      Price to Public    Commissions        to Fund
                      ----------------   ----------------   ----------------

  Per Unit            $         10       $      0.90        $       9.10
  Total Minimum       $  1,200,000       $   108,000        $  1,092,000
  Total Maximum       $150,000,000       $13,500,000        $136,500,000

  Neither the Securities and Exchange Commission nor any state securities commission has approved or disapproved these securities nor has any state securities commission passed upon the accuracy or adequacy of this prospectus. Any representation to the contrary is a criminal offense.


                 THE DATE OF THIS PROSPECTUS IS MARCH 12, 2003



The prospectus consists of this sticker, the prospectus dated March 12, 2003, and prospectus Supplement No. 1 dated September 30, 2003.

     THE USE OF FORECASTS IN THIS OFFERING IS PROHIBITED. ANY REPRESENTATIONS TO THE CONTRARY AND ANY PREDICTIONS, WRITTEN OR ORAL, AS TO THE AMOUNT OR CERTAINTY OF ANY PRESENT OR FUTURE CASH BENEFIT OR TAX CONSEQUENCE WHICH MAY FLOW FROM AN INVESTMENT IN THIS PROGRAM IS NOT PERMITTED.
















              [The Remainder of this Page Intentionally Left Blank]

                                TABLE OF CONTENTS


                                                                            Page
SUMMARY OF THE OFFERING........................................................7
   The Fund....................................................................7
   Management..................................................................7
   Risk Factors................................................................7
   Who Should Invest...........................................................7
   Use of Capital..............................................................8
   ATEL's Fees.................................................................8
   Income, Losses and Distributions............................................8
   Income Tax Consequences.....................................................8
   Summary of the Operating Agreement..........................................8
   Plan of Distribution........................................................9
RISK FACTORS..................................................................10
   Equipment Leasing Risks....................................................10
   Risks Inherent in the Structure of the Fund................................12
   Risks Relating to Tax Matters..............................................15
   Risks Relating to ERISA Matters............................................16
WHO SHOULD INVEST.............................................................16
ESTIMATED USE OF PROCEEDS.....................................................18
MANAGEMENT COMPENSATION.......................................................20
   Summary Table..............................................................20
   Narrative Description of Compensation......................................20
   Limitations on Fees........................................................22
   Defined Terms Used in Description of Compensation..........................24
INVESTMENT OBJECTIVES AND POLICIES............................................25
   Principal Investment Objectives............................................25
   General Policies...........................................................25
   Types of Equipment.........................................................28
   Prior Program Diversification..............................................32
   Borrowing Policies.........................................................34
   Description of Lessees.....................................................35
   Foreign Leases.............................................................36
   Description of Leases......................................................37
   Growth Capital Equipment Financing.........................................38
   Leasing Industry and Competition...........................................39
   Joint Venture Investments..................................................40
   General Restrictions.......................................................41
   Changes in Investment Objectives and Policies..............................41
CONFLICTS OF INTEREST.........................................................42
ORGANIZATIONAL DIAGRAM........................................................44
FIDUCIARY DUTY OF THE MANAGER.................................................44
MANAGEMENT....................................................................45
   The Manager................................................................45
   Selection and Management of Investments....................................48
   Management Compensation....................................................48
   Changes in Management......................................................49
   The Dealer Manager.........................................................49
PRIOR PERFORMANCE SUMMARY.....................................................49
INCOME, LOSSES AND DISTRIBUTIONS..............................................52
   Allocations of Net Income and Net Loss.....................................52

   Timing and Method of Distributions.........................................53
   Allocations of Distributions...............................................53
   Reinvestment...............................................................54
   Return of Unused Capital...................................................54
   Cash from Reserve Account..................................................54
   Sources of Distributions-- Accounting Matters..............................54
CAPITALIZATION................................................................55
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION...................55
FEDERAL INCOME TAX CONSEQUENCES...............................................56
   Opinions of Derenthal & Dannhauser.........................................56
   Classification as a Partnership............................................57
   Allocations of Profits and Losses..........................................58
   Income Recognition.........................................................59
   Taxation of Investors......................................................60
   Limitation on Deduction of Losses..........................................60
     Tax Basis................................................................60
     At Risk Rules............................................................60
     Passive Loss Limitation..................................................61
     Hobby Losses.............................................................61
   Tax Status of Leases.......................................................62
   Cost Recovery..............................................................62
   Tax Consequences Respecting Equity Interests...............................62
   Deductibility of Management Fees...........................................63
   Tax Liabilities in Later Years.............................................63
   Sales or Exchanges of Fund Equipment.......................................63
   Disposition of Units.......................................................64
   Liquidation of the Fund....................................................64
   Fund Elections.............................................................64
   Treatment of Gifts of Units................................................65
   Investment by Qualified Retirement Plans and IRAs..........................65
   Individual Tax Rates.......................................................66
   Alternative Minimum Tax....................................................66
   Fund Tax Returns and Tax Information.......................................68
   Interest and Penalties.....................................................68
   Audit of Tax Returns.......................................................69
   Registration Provisions....................................................70
   Miscellaneous Fund Tax Aspects.............................................70
   Foreign Tax Considerations of U.S. Investors...............................70
   U.S. Taxation of Foreign Persons...........................................70
   Future Federal Income Tax Changes..........................................71
   State and Local Taxes......................................................71
   Need for Independent Advice................................................71
ERISA CONSIDERATIONS..........................................................71
   Prohibited Transactions Under ERISA and the Code...........................71
   Plan Assets................................................................72
   Other ERISA Considerations.................................................73
SUMMARY OF THE OPERATING AGREEMENT............................................74
   The Duties of the Manager..................................................74
   Liability of Holders.......................................................74
   Term and Dissolution.......................................................74
   Voting Rights of Members...................................................75

   Dissenters' Rights and Limitations on Mergers and Roll-ups.................76
   Meetings...................................................................76
   Books of Account and Records...............................................76
   Status of Units............................................................77
   Transferability of Units...................................................77
   Repurchase of Units........................................................79
   Indemnification of the Manager.............................................79
PLAN OF DISTRIBUTION..........................................................80
   Distribution...............................................................80
   Selling Compensation and Certain Expenses..................................80
   Escrow Arrangements........................................................81
   Investments by Certain Persons.............................................82
   State Requirements.........................................................82
REPORTS TO HOLDERS............................................................84
SUPPLEMENTAL SALES MATERIAL...................................................84
LEGAL OPINIONS................................................................85
EXPERTS.......................................................................85
ADDITIONAL INFORMATION........................................................85
GLOSSARY......................................................................86
FINANCIAL STATEMENTS.........................................................F-1
Exhibit A-- Prior Performance Information....................................A-1
Exhibit B-- Operating Agreement..............................................B-1
Exhibit C-- Subscription Instructions and Documents..........................C-1

                      [This Page Intentionally Left Blank]

                             SUMMARY OF THE OFFERING

     This summary outlines the main points of the offering. The summary does not replace the more detailed information found in the remainder of this Prospectus. All prospective investors are urged to read this Prospectus in its entirety.

     The Fund: The Fund is a California limited liability company, which intends to invest in a variety of types of equipment and to lease the equipment to corporations. The Fund expects to acquire mostly low-technology equipment such as the basic equipment used by companies in the manufacturing, mining and transportation industries. The portfolio will also include some more high-technology equipment, such as communications equipment, medical equipment and office equipment. The Fund will seek to buy equipment and leases that will produce lease payments and eventual sales prices that will provide a favorable return on its investments and cash distributions to its investors. The Fund's equipment will primarily be leased to major publicly owned corporations. Some of its equipment investments will finance capital equipment for other public and private companies. In some of these investments, the Fund may acquire equity interests and warrants and rights to purchase equity interests in these companies.

     Management: The Manager of the Fund is ATEL Financial Services, LLC. ATEL and its family of related ATEL companies will provide various services to the Fund, including asset management and company administration. ATEL will be responsible for supervising all of the Fund's business and affairs. ATEL will act as a fiduciary to the Fund, and, consequently, is required to exercise good faith and integrity in all dealings with respect to Fund affairs. The offices of the Fund and ATEL are located at 600 California Street, 6th Floor, San Francisco, California 94108, and its telephone numbers are (415) 989-8800 and
(800) 543-ATEL (2835).

     Risk Factors: An investment in Units involves risks, including the following:

     -- Investors must rely on ATEL to manage the Fund' business;

     -- The Fund will pay ATEL substantial fees;

     -- The Fund has not specified all its equipment investments;

     -- The Fund's performance is subject to risks relating to lessee defaults and the value of equipment at the end of the leases;

     -- The Fund will borrow to buy equipment investments;

     -- No market exists for the Units, and an investor may be unable to sell his Units;

     -- The Fund expects to have more cash to distribute than taxable income, so, as in prior ATEL programs, a substantial portion of Fund distributions is expected to be a return of capital; and

     -- The Fund does not guarantee its distributions or the return of investors' capital.

See the discussion under "Risk Factors" for a more complete description of these and other risks relating to an investment in Units.

     Who Should Invest: The Units are a long-term investment, with a primary objective of regular cash distributions. Investors must satisfy minimum net worth and income requirements, which require, generally, that investors have either:

     -- an annual gross income of at least $45,000 and net worth (exclusive of home, home furnishings and automobiles) of at least $45,000; or

     -- a net worth (determined with the same exclusions) of at least $150,000.

     Use of Capital: The Fund expects to invest approximately 87% of its capital in the cash portion of the purchase price of equipment. It intends to retain an additional 0.5% as reserves for general working capital purposes, and to use the balance to pay selling commissions equal to 9%, and other offering and organization expenses in the estimated amount of from 2.5% to 3.5%.

     ATEL's Fees: The Fund will pay ATEL and its family of related companies substantial fees and compensation in connection with this offering and the operation of the Fund's business, including the following:

     -- ATEL Securities Corporation will organize and manage the group of broker-dealers selling the Units. It will receive selling commissions, most of which it will pay to the participating broker dealers. ATEL Securities Corporation may retain up to 1.5% of the sale price of Units.

     -- The Fund will pay ATEL an annual asset management fee equal to 4% of the revenues from leases and sales of the Fund's equipment, subject to fee limits.

     -- ATEL will have an interest equal to 7.5% of all of the Fund's income, loss and cash distributions.

     The Fund will also reimburse ATEL for offering expenses and administrative expenses ATEL incurs on behalf of the Fund, subject to some limitations.

     Income, Losses and Distributions: Fund income and loss for tax purposes and cash distributions will be allocated 92.5% to investors and 7.5% to ATEL. The Fund intends to distribute all cash revenues remaining after the Fund

     -- pays its expenses, including fees paid to ATEL,

     -- establishes or restores its capital reserves, and

     -- to the extent permitted, sets aside amounts for reinvestment in additional equipment.

     Until the end of a six-year period following the end of the offering of Units, the Fund may invest its revenues in additional equipment. Before it can reinvest its revenues, though, it must first satisfy conditions which include distributions to each investor for the year equal to at least 8% of the purchase price of the Units.

     Income Tax Consequences: This Prospectus has a discussion of federal income tax consequences relating to an investment in Units under the caption "Federal Income Tax Consequences." Investors should consult with their tax and financial advisors to determine whether an investment in Units is suitable for their portfolio.

     Summary of the Operating Agreement: The Operating Agreement that will govern the relationship between the investors and ATEL is a complex legal document. The following is a brief summary of certain provisions of the Operating Agreement discussed in greater detail under "Summary of the Operating Agreement."

     -- Voting Rights of Members. Each investor will become a member of the Fund, and will be entitled to cast one vote for each Unit owned as of the record date for any vote of all the members. The members are entitled to vote on only certain fundamental organizational matters affecting the Fund, and have no voice in Fund operations or policies.

     -- Meetings. ATEL or Members holding 10% or more of the total outstanding Units may call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote.

     -- Dissenters' Rights and Limitations on Mergers and Roll-ups. The Operating Agreement provides Members with protection in a proposed reorganization in which the investors would be issued new securities in the resulting entity.

     -- Transferability of Units. ATEL may condition any proposed transfer of Units on, among other things, legal opinions confirming that the proposed transfer does not violate securities laws and will not result in adverse tax consequences to the Fund. The Fund will not permit any transfer which does not follow the rules in the Operating Agreement.

     -- Liability of Investors. Under the Operating Agreement and California law, an investor complying with the Operating Agreement will not personally be liable for any debt of the Fund.

     -- Status of Units. Under the Operating Agreement, each Unit will be fully paid and nonassessable and all Units have equal voting and other rights, except there are limitations on the voting of Units held by ATEL.

     -- Term and Dissolution. The Fund intends to begin selling its assets and distributing all available cash to its Members beginning after the end of the sixth full year following the end of the offering, with the final distribution expected approximately ten to eleven years after the termination of the offering. In any event, the Fund must end no later than December 31, 2022.

     -- Books of Account and Records. ATEL is responsible under the Operating Agreement for keeping books of account and records of the Fund showing all of the contributions to the capital of the Fund and all of the expenses and transactions of the Fund. These books of account and records will be kept at the principal place of business of the Fund in the State of California, and each Member and his authorized representatives shall have, at all times during reasonable business hours, free access to and the right to inspect and copy at their expense the books of the Fund, and each Member shall have the right to compel the Fund to deliver copies of certain of these records on demand.

     -- Indemnification of ATEL. The Operating Agreement provides that ATEL and its related companies who perform services for the Fund will be indemnified against certain liabilities.

     Plan of Distribution: The Units will be offered through ATEL Securities Corporation, the dealer manager, who will organize a group of other broker-dealers who are members of the National Association of Securities Dealers, Inc. ("NASD").

     Until subscriptions for a total of 120,000 Units are received and accepted, all offering proceeds will be deposited in an escrow account. Upon receipt and acceptance of subscriptions to a minimum of 120,000 Units, the subscription proceeds will be released to the Fund. The offering will terminate not later than two years from the date of this Prospectus.

                                  RISK FACTORS

     The purchase of Units involves various risks. Therefore, investors should consider the following factors, among others discussed in this Prospectus, before making a decision to purchase Units.

Equipment Leasing Risks

     The success of the Fund will be subject to risks inherent in the equipment leasing business. A number of factors may threaten the Fund's ability to operate profitably. These include:

     -- the quality of the equipment the Fund buys and leases,

     -- the continuing creditworthiness of the Fund's lessees,

     -- defaults by lessees,

     -- changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates,

     -- the continuing strength of the equipment manufacturers,

     -- the timing of purchases and the ability to forecast technological advances for equipment,

     -- technological and economic obsolescence, and

     -- increases in Fund expenses (including energy, labor, taxes and insurance expenses).

     The Fund may be harmed if a lessee defaults on its lease. If a lessee does not make lease payments to the Fund when they are due under its lease or violates the terms of its lease contract in another important way, the Fund may be forced to cancel the lease and recover the equipment. The Fund may do this at a time when the Manager may be unable to arrange for a new lease or the sale of such equipment right away. The Fund would then lose the expected lease revenues and might not be able to recover the entire amount of the its original investment. If a lessee files for protection under the bankruptcy laws, the Fund may experience difficulties and delays in recovering the equipment from the defaulting lessee. The equipment may be returned in poor condition and the Fund may be unable to enforce important lease provisions against an insolvent lessee, including the contract provisions that require the lessee to return the equipment in good condition. In some cases, a lessee's deteriorating financial condition may make trying to recover what the lessee owes the Fund impractical. The costs of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee or purchaser for the equipment may be high and may affect the Fund's profits.

     The amount of the Fund's profit will depend in part on the value of its equipment when the leases end. In general, leased equipment loses value over a lease term. In negotiating leases, the Manager will assume a value for the equipment at the end of the lease. The Manager will seek lease payments plus equipment value at the end of the lease which is enough to return the Fund's investment in the equipment and provide a profit. The value of the equipment at the end of a lease will depend on a number of factors, including:

     -- the condition of the equipment;

     -- the cost of similar new equipment;

     -- the supply of and demand of similar equipment; and

     -- whether the equipment has become obsolete.

The Fund cannot assure that its value assumptions will be accurate or that the equipment will not lose value more rapidly than anticipated.

     The Fund may lease equipment outside of the United States. The Fund may lease equipment to foreign subsidiaries of United States corporations and to foreign lessees. The Fund may also lease equipment to U.S. lessees, which is to be used outside the United States. The Manager will seek to limit the Fund's total cash investment in equipment under foreign leases or used primarily outside the United States to not more than 20% of its capital. The laws, courts and tax authorities of a foreign country may govern the Fund's equipment leased or used in that country. The Fund will attempt to require foreign lessees to consent to the jurisdiction of U.S. courts if disputes should arise under the lease. Even if the Fund is successful in this effort, if a foreign lessee defaults, the Fund may find it difficult or impossible to enforce judgments against foreign lessees, recover leased equipment or enforce the Fund's rights under the lease. Also, the use and operation of equipment in foreign countries may result in unanticipated taxes or confiscation without fair compensation. The Fund will attempt to negotiate lease provisions, which require:

     -- payment in U.S. currency;

     -- reimbursement for any foreign taxes billed to the Fund; and

     -- insurance covering the risk of confiscation.

If lease payments or other lease terms involve payments in foreign currency, the Fund will be subject to the risk of currency exchange rate fluctuations, which could reduce the Fund's overall profit on an investment. Many countries also have laws regulating the transfer and exchange of currencies, and these laws may affect a foreign lessee's ability to comply with lease terms. Finally, certain depreciation or cost recovery methods used in calculating taxable income may not be available for equipment leased by a foreign lessee or "used predominantly outside the United States."

     Demand for equipment fluctuates. The Fund's ability to keep the equipment leased and the terms of its purchase, lease and sale of equipment depend on various factors, many of which neither the Manager nor the Fund can control. Factors that have an effect on the demand for equipment include the effects of inflation or recession, and fluctuations in supply and demand resulting from, among other things, technological and economic obsolescence. In this regard, it should be noted that the total investment in equipment by U.S. businesses and the total volume of equipment leasing financing declined in 2001 from the prior year, and declined again in 2002 from the volume of investment and leasing in 2001. (See "Leasing Industry and Competition"). There can be no assurance that demand for equipment may not decline further in future years.

     The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. In seeking leases, the Fund will compete with financial institutions, manufacturers and public and private leasing companies, many of which may have greater financial resources than the Fund.

     Risks of leases that depend for profit on equipment value at the end of the lease. Most of the Fund's leases will provide for total lease payments that are less than the original price of the equipment. At the end of these leases, the Fund must either renew the lease, find a new lessee or sell the equipment to cover its investment and make a profit.

     Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause the damage or loss of equipment. Not all potential casualties can be insured, and, if insured, the insurance proceeds may not be sufficient to cover a loss.

     Some types of equipment are under special government regulation. The use, maintenance and ownership of certain types of equipment are regulated by federal, state and/or local authorities. Regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards or deregulation may also affect the ownership, operation and resale value of equipment.

     In addition, certain types of equipment, such as railcars, marine vessels and aircraft, are subject to extensive safety and operating regulations imposed by government and/or industry organizations. These agencies or organizations may require changes or improvements to equipment and the Fund may have to spend its own capital to comply. These changes may also require the equipment to be removed from service for a period of time. The terms of leases may provide for rent reductions if the equipment must remain out of service for an extended period or is removed from service. The Fund may then have reduced operating revenues from the leases for these items of equipment. If the Fund did not have the capital to make a required change, it might be required to sell the affected equipment or to sell other items of its equipment in order to obtain the necessary cash; in either event, the Fund could suffer a loss on its investment and might lose future revenues, and the Fund might also have adverse tax consequences.

     A portion of the Fund's equipment portfolio will consist of financing provided to entities without substantial operating histories or records of profitability. The Fund will primarily lease equipment to large and established corporations. However, the Fund may invest a portion of its capital in providing financing to companies that do not have substantial operating histories or records of profitability, and that are developing products or services prior to bringing them to market, including development of some new and untested technologies. Because of their stage of development and the types of products and technologies they are seeking to develop, these companies will be more subject to changes and fluctuations in financial, technology and product markets. These lessees and borrowers therefore will involve greater risks of default than financing, and investment in, more established, profitable or investment grade entities.

     Risks Relating to Lending Activities. In addition to credit risks, the Fund may be subject to other risks in equipment financing transactions in which it is deemed to be a lender. Some courts have held that certain loan features, such as equity interests, constitute additional interest. State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined and how it is calculated. Although the Fund will generally seek assurances and or opinions to the effect that its transactions do not violate applicable usury laws, a finding that an equity interest is additional interest could result in a court determining that the rate of interest charged by the Fund is usurious, the "interest" obligation under the Fund's loan could be declared void, and the Fund could be deemed liable for damages or penalties under the applicable state law.

     The Fund will be subject to the risk of claims asserting theories of "lender liability." Various common law and statutory theories have been advanced to hold lenders liable to their borrowers. The general principle underlying this theory of liability is that lenders have a form of duty to their borrowers, regardless of the terms of the loan agreements and other financing documents. Breach of that duty by the lender can lead to liability for damages to the borrower. The Fund and its Manager intend to act in good faith in all dealings with the Fund's borrowers and in a manner designed to mitigate any potential for such liability. Nevertheless, this area of law is rapidly changing and there can be no assurance that actions the Fund believes are appropriate to take in protecting the Fund's interests as lender might not cause it to be liable for a deemed breach of a duty to a borrower.

     The Fund may not be able to register aircraft or marine vessels. The Fund may invest in aircraft or marine vessels. Aircraft or marine vessels operated in the United States must be registered with the Federal Aviation Administration ("FAA") or the U.S. Coast Guard ("USCG"), which limit registration to aircraft or marine vessels owned by U.S. Citizens and Resident Aliens. The FAA's and USCG's Rules are not clear on the status of certain forms of entity that own aircraft or marine vessels. The Fund will acquire aircraft or marine vessels only if they are appropriately registered. If registration were later revoked for any reason, the aircraft or marine vessel could not be operated in the United States airspace or territorial waters, and the Fund would be subject to resulting risks, including a possible forced sale of the aircraft or marine vessel, possible uninsured casualties, the loss of benefits of the central recording system under federal law and a breach by the Fund of leases or financing agreements.

Risks Inherent in the Structure of the Fund

     Investors will have limited voting rights and must rely on management for the success of the Fund. ATEL, as the Manager, will make all decisions in the management of the Fund. The success of the Fund will, to a large extent, depend on the quality of its management, particularly decisions on the purchase, leasing and sale of its equipment. Investors are not permitted to take part in the management of the Fund and have only limited voting rights. An affirmative vote by holders of a majority of the Units is required to remove the Manager. No person should purchase Units unless he is willing to entrust all aspects of management of the Fund to the Manager and has evaluated the Manager's capabilities to perform such functions.

     The Manager is subject to certain potential conflicts of interest. These include potential conflicts relating to the following matters:

     -    The Manager engages in other, potentially competing activities

     - The Fund may be in competition for investments with prior programs sponsored by the Manager

     -    The Manager and Affiliates will receive substantial compensation

     - Agreements between the Fund and the Manager and its Affiliates are not at arm's length

     - No independent managing underwriter has been engaged for the distribution of Units

     - The Fund, the Manager and prospective holders are not represented by separate counsel

     - The Fund may, under certain conditions and restrictions, enter into joint ventures with other programs affiliated with the Manager

See the discussion under "Conflicts of Interest" for a more complete description of the foregoing matters.

     The Manager will receive substantial compensation. The Fund will pay substantial fees to the Manager and its related companies before distributions are paid to investors even if the Fund does not produce profits. The Manager will also be subject to conflicts of interest in its management of the Fund. In particular, the Fund expects to borrow up to 50% of the aggregate cost of equipment, and this will result in higher Asset Management Fees than if less debt were incurred.

     The Fund has not identified all of its equipment and lessees. An investor cannot assess all of the potential risks of an investment in Units because all of the equipment to be purchased and the lessees to whom the equipment will be leased have not been identified. A prospective investor will not have complete information as to the manufacturers of the Fund's equipment, the number of leases to be entered into, the specific types and models of equipment to be acquired, or the identity, financial condition and creditworthiness of the companies who will lease its equipment. Investors must rely upon the judgment and ability of the Manager in its selection of equipment to purchase, the evaluation of equipment manufacturers, the selection of lessees and the negotiation of leases.

     The Fund will borrow to buy equipment and will bear the risks of borrowing. The Fund will borrow a portion of the purchase price of its equipment. The Fund expects to borrow a total amount equal to 50% of the aggregate cost of its equipment, the maximum permitted under the Operating Agreement. The Fund can expect to make a profit on equipment purchased with debt only if the equipment produces more than enough cash from lease payments and sales price to pay the principal and interest on the debt, recover the purchase price and cover fees and other operating expenses.

      The Fund intends to use both:

     -- debt in which only the asset financed by the lender is collateral securing the obligation, and

     -- debt in which all of the Fund's assets or a selected pool of the assets are collateral securing the obligation.

     When a borrower defaults on a secured loan, the lender usually has the right to immediate payment of the entire debt and to sell the collateral to pay the debt. In this way, the Fund's borrowing may involve a greater risk of loss than if no debt were used, because the Fund must meet its fixed payment obligations regardless of the amount of revenue it receives from the equipment. At the same time, the use of debt increases the potential size of the Fund's equipment portfolio, the amount of lease revenues and potential sale proceeds. Greater amounts of debt would also increase the total fees payable to the Manager, because its asset management fees are determined as a percentage of the Fund's total revenues.

     The amount and terms of debt available to the Fund for the purchase of equipment may also determine the amount of cash distributed to investors and the amount of tax benefits they receive. The Fund has not entered into any loan agreements, and it cannot guarantee the availability or terms of any possible debt financing.

     The Fund may borrow on terms that provide for a lump sum payment on the due date. The Fund may have debt that is not repaid in regular installments over the term of the loan, but requires a large payment of principal and interest on the final due date. This "balloon payment" debt is riskier than debt that is repaid in regular installments over the term of the loan, because the Fund's ability to repay the loan when it becomes due may depend on its ability to find a new loan or a buyer when the lump sum payment is due. If the economy is not favorable at that time or the value of the equipment has fallen, the Fund might default on its loan and lose the equipment.

     There are significant limitations on the transferability of Units. The Manager will take steps to assure that no public trading market develops for the Units. If a public trading market were to develop, the Fund could suffer a very unfavorable change in the way it is taxed under the federal tax laws. Investors will probably not be able to sell their Units for full value if they need to in an emergency. Units may also not be accepted as collateral for a loan. Consequently, investors should consider the purchase of Units only as a long-term investment.

     A substantial portion of Fund distributions from lease revenues is expected to be a return of capital. The amount of cash the Fund will distribute to investors each year is not the same as the amount of taxable income that is passed through to the investor. For example, the Fund may have tax deductions that do not represent direct cash expenses, so the Fund may have more cash available to distribute than it has taxable income. When an investor receives a distribution of more cash in a year than his share of income, he will be deemed to be receiving a return of his invested capital rather than investment income. Distributions by the Fund may be characterized differently for tax, accounting and economic purposes as a return of capital, investment income or a portion of each. The portion of total distributions that will be a return of capital and the portion that will be investment income at the end of the Fund will depend on a number of factors in the Fund's operations, and cannot be determined until all of its equipment is sold and an investor can compare the total amount of all cash distributions to the total capital invested.

     The amount of capital actually raised by the Fund may determine its diversification and profitability. The Fund's offering will be not less than $1,200,000 nor more than $150,000,000. If the Fund receives only the minimum capital, it will be more difficult to diversify its equipment and lessees, and any single lease transaction will have a greater impact on its potential profits. The Fund has no minimum number of lease transactions nor is there any restriction on the percentage of the minimum capital that it may use to buy equipment of a single type or equipment leased to a single lessee.

     The Fund is a newly-formed entity. The Fund was formed in August 2002, and has no operating history.

     A delay in the investment could affect the Fund's ability to meet its investment objectives. Any overall decline in corporate expansion or demand for capital goods could delay investment of the Fund's capital, and its production of lease revenues. Reduced capital investment by U.S. business during 2001 and 2002 and reduced volumes of equipment lease financing during those years reflects reduced demand for capital equipement which, if it continues, could delay the Fund's investment of its gross proceeds. As of the date of this Prospectus, the most recent prior ATEL program, ATEL Capital Equipment Fund IX, LLC had a total of approximately $20,775,000 available to invest in equipment but not yet committed to any identified transactions. The Manager cannot predict the course of the U.S. economy, and there can be no assurance that the Fund will not experience delays in investment should demand for equipment decline or fail to recover in the future.

     Investment by the Fund in joint ownership of equipment may involve risks. Some of the Fund's investments may be owned by joint ventures between the Fund and unaffiliated third parties or, under certain circumstances, programs related to the Fund or the Manager, or as co-owners with such parties. The investment by the Fund in joint ownership of equipment, instead of investing in the equipment directly or as the sole owner, may involve risks such as:

     -- the Fund's co-venturer might become bankrupt,

     -- the co-venturer may have interests or goals tha are inconsistent with those of the Fund,

     -- the parties may reach an impasse on joint venture decisions,

     -- the co-venturer may be in a position to take action contrary to the instructions or the requests of the Fund or contrary to the Fund's policies or objectives, or

     -- actions by a co-venturer might have the result of subjecting equipment owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or might have other adverse consequences for the Fund.

Risks Relating to Tax Matters

     In determining whether to invest in the Units, a prospective investor should consider possible tax consequences, which may include:

     -- the Fund could be taxed as a corporation. If so the yield to an investor would be substantially reduced.

     -- the IRS could disallow or reduce the Fund's deductions. If so, Fund income would increase or Fund losses would decrease.

     -- the IRS could reallocate Fund income, gain, deduction and loss in a manner that is different from the provisions of the operating agreement. If so, an investor's share of such items would be different from that described in this prospectus.

     -- a tax-exempt organization will have unrelated business taxable income from an investment in the Fund. IRAs and other retirement plans are tax-exempt entities.

     -- changes in the tax law or regulations may adversely affect the Fund, the investors and the value of the Fund's equipment.

     -- the opinion of tax counsel is limited in scope and qualified by certain assumptions. There can be no assurance that the IRS will not challenge the Fund's tax positions. An IRS challenge, if successful, could have a detrimental effect on the Fund's ability to realize its investment objectives.

     -- investors may have tax liability greater than their distributions.

     -- an investor's share of losses incurred by the Fund will be subject to the passive loss limitation on deductibility. An investor may be unable to deduct Fund losses until termination of the Fund.

     -- investors may have tax liability from Fund portfolio income. Portfolio income may not be offset by passive activity losses.

     -- an audit of an investor's tax return could result from the audit of the Fund's tax return.

     -- investors may be required to file tax returns and pay state, local and/or foreign taxes as a result of an investment in the Fund.

     -- investors may be subject to withholding.

     Each investor is urged to consult his tax advisor regarding his own tax situation and potential changes in the tax law.

Risks Relating to ERISA Matters

     In considering an investment of the assets of an IRA, Keogh Plan, corporate retirement plan or other qualified retirement plan in the Fund, the plan fiduciary should assess:

     -- whether the investment is prudent. In this regard, it is unlikely that there will be a secondary market for the sale of the Units; and

     --  whether  the   investment  is  made  solely  in  the  interest  of  the
     participants in the IRA or qualified retirement plan.

     For retirement plans that are subject to ERISA, the fiduciary should assess whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of The Internal Revenue Code.

     ERISA may apply a look-through rule when a retirement plan makes an equity investment in another entity. If the rule does not apply, the retirement plan's assets would include only the security, such as the Units, representing the equity investment. If the rule does apply, the retirement plan's assets would be deemed to include all of the assets held by the entity in which it has invested. For this reason, the Fund is limiting sales to retirement plans to less than 25% of the Units.

     ERISA requires that plan assets be valued at their fair market value as of the close of the plan year. It may be difficult to value the Units accurately from year to year. There will not be a secondary market for Units. Any change in the value of the equipment may not be reflected in the value of the Units.

                                WHO SHOULD INVEST

     The Units represent a long-term investment, the primary benefit of which is expected to be cash distributions. A purchase of Units is suitable only for persons who meet the financial suitability standards described below and who have no need for liquidity from this investment. In order to subscribe for Units, each investor must execute a Subscription Agreement, a specimen of which is attached as Exhibit C. The Subscription Agreement provided to the investor for execution must be accompanied by a copy of this Prospectus, and each subscriber has the right to cancel his subscription during a period of five business days after the subscriber has submitted the executed Subscription Agreement to the broker-dealer through which the Units are sold. The Fund and/or the selling broker-dealer will send each investor a written confirmation of the acceptance of the investor's subscription for Units upon admission to the Fund.

     The Fund has established suitability standards which require that an investor:

     -- have an annual gross income of at least $45,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $45,000; or

     -- have a net worth (determined with the same exclusions) of at least $150,000.

     Certain state securities commissioners may establish suitability standards different from the above for their states, and these different standards are described under "Plan of Distribution -- State Requirements" or will be included in a supplement. By executing the Subscription Agreement, an investor represents that he meets the suitability standards applicable to him, and agrees that such standards may be applied to any proposed transferee of his Units. Each participating broker-dealer who sells Units has the affirmative duty, confirmed in the Selected Dealer Agreement entered into with the Dealer Manager, to determine prior to the sale of Units that an investment in Units is a suitable investment for its subscribing customer, must execute a representation in the Subscription Agreement regarding such suitability, and must maintain information concerning suitability for at least six years following the date of investment. The selling broker and the sponsor must make every reasonable effort to determine that the purchase of Units is a suitable and appropriate investment for each purchaser, based on relevant information concerning the investor, including the investor's age, investment objectives, investment experience, income, net worth, financial situation, and other investments, as well as any other pertinent factors.

     The minimum number of Units that an investor may purchase is 250, representing a total minimum investment of $2,500, except that an Individual Retirement Account or a qualified pension plan, profit-sharing plan, stock bonus plan or Keogh Plan may purchase a minimum of 200 Units ($2,000). Additional investments may be made in a minimum amount of 50 Units ($500) per subscription, and minimum additional increments of one Unit ($10). Investors seeking to acquire additional Units after their initial subscription need not complete a second subscription agreement. In addition to restrictions on transfer imposed by the Fund, an investor seeking to transfer his Units after his initial investment may be subject to the securities or "Blue Sky" laws of the state in which the transfer is to take place.

     Fund income realized by an IRA or a qualified pension plan, profit-sharing plan, stock bonus plan or Keogh Plan will be taxable to the plan as "unrelated business taxable income" under the Internal Revenue Code. In considering an investment in the Fund, plan fiduciaries should consider, among other things, the diversification requirements of Section 401(a)(1)(C) of the Internal Revenue Code, additional legal requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the prudent investment standards generally imposed on plan fiduciaries. Also, in certain circumstances, the assets of an entity in which a Qualified Plan or IRA has made an equity investment may constitute "plan assets." To the extent necessary to avoid this result, the Fund will limit the sale and transfer of Units to any IRA or a qualified pension plan, profit-sharing plan, stock bonus plan or Keogh Plan so that less than 25% of the total outstanding Units are held by these investors at all times. Each investor must make a representation at the time of his subscription as to the record and beneficial ownership of the Units subscribed.

     Investors should also note that the Fund is required by the Operating Agreement to distribute its available cash to the extent necessary to allow a Holder in a 31% federal income tax bracket to pay the federal income taxes due on his income from the Fund for the year. So it is possible that a Holder in a higher tax bracket might not receive enough cash from the Fund to pay his tax liabilities. However, the Manager is also required to make cash distributions in certain minimum amounts prior to any reinvestment in equipment and must distribute all available revenues after the sixth year following the year the offering closes. The Manager expects distributions will be in amounts that will exceed the expected tax liabilities resulting from allocations of income regardless of the investors' tax brackets. Distributions to nonresident or foreign investors may be subject to withholding taxes, which would reduce the amount of cash actually received by such investors.

     Under federal law, certain types of equipment, including aircraft and marine vessels, may not be operated unless they are owned by United States Citizens or Resident Aliens. To assure that the Fund will not exceed relevant federal limits on foreign ownership, the Manager will not permit more than 20% of the outstanding Units to be held by persons other than U.S. Citizens and Resident Aliens, and may deny or condition any proposed subscription or transfer in order to comply with such limitation. Furthermore, any Holder who ceases to be a United States Citizen or Resident Alien may be required to tender his Units to the Fund for repurchase at a price determined pursuant to the formula described under "Summary of Operating Agreement -- Repurchase of Units." A UNIT HOLDER WHO FAILS TO CONFORM TO HIS REPRESENTATIONS ABOUT CITIZENSHIP OR MISREPRESENTS HIS CITIZENSHIP MAY FORFEIT AND NO LONGER BE ENTITLED TO CASH DISTRIBUTIONS, TAX ALLOCATIONS, RECEIPT OF REPORTS AND VOTING PRIVILEGES, ALTHOUGH HE MAY REALIZE PROCEEDS UPON THE TRANSFER OF HIS UNITS TO AN ELIGIBLE INVESTOR, WHO WOULD BE ENTITLED TO THE FULL ECONOMIC BENEFITS AND OTHER PRIVILEGES ATTRIBUTABLE TO SUCH UNITS.

                            ESTIMATED USE OF PROCEEDS

     Many of the figures set forth below are estimates, and should not be relied upon as a prediction of the actual use of the proceeds of this offering. The Fund expects to commit approximately 86.5% of the Gross Proceeds of this offering to the cash portion of the purchase price of Equipment. At least an additional one-half of one percent of its initial capital will be held as capital reserves.

                                                          Minimum Offering         Maximum Offering
                                                          ----------------         ----------------

                                                        Amount        Percent       Amount       Percent
                                                      ------------  ----------   ------------  ----------
Gross Offering Proceeds...............................  $1,200,000    100.00%    $150,000,000    100.00%
Less Offering and Organization Expenses:
   Selling Commissions................................     108,000      9.00%      13,500,000      9.00%
   Other Offering and Organization Expenses...........      30,000      2.50%       5,250,000      3.50%
                                                      ------------  ----------   ------------  ----------
Net Offering Proceeds.................................   1,062,000     88.50%     131,250,000     87.50%
Capital Reserves......................................       6,000      0.50%         750,000      0.50%
                                                      ------------  ----------   ------------  ----------
Amount Available for Cash Payments for Equipment......  $1,056,000     88.00%    $130,500,000     87.00%
                                                      ============  ==========   ============  ===========



     The Fund will pay selling commissions equal to 9.5% of the selling price of Units to ATEL Securities Corporation, a subsidiary of the Manager acting as the dealer manager for the group of selling broker-dealers. ATEL Securities Corporation will in turn pay to participating broker-dealers selling commissions equal to 7.5% of the price of Units sold by them, retaining the balance of 1.5%. Total selling commissions, disbursements and reimbursements to participating broker-dealers may not exceed an amount equal to 10% of the Gross Proceeds, except that an additional 0.5% of the Gross Proceeds may be paid for accountable, bona fide due diligence expenses. Bona fide due diligence expenses will include actual costs incurred by broker-dealers to review the business, financial statements, transactions, and investments of ATEL and its prior programs to determine the accuracy and completeness of information provided in this Prospectus, the suitability of the investment for their clients and the integrity and management expertise of ATEL and its personnel. Costs may include telephone, postage and similar communication costs incurred in communicating with ATEL personnel and ATEL's outside accountants and counsel in this pursuit; travel and lodging costs incurred in visiting the ATEL offices, reviewing ATEL's books and records and interviewing key ATEL personnel; the cost of outside counsel, accountants and other due diligence investigation specialists engaged by the broker-dealer; and the internal costs of time and materials expended by broker-dealer personnel in this due diligence effort. ATEL will require full itemized documentation of any claimed due diligence expenditure and will determine whether the expenditure can be fairly allocated to bona fide due diligence investigation before permitting reimbursement.

     If the Manager, the Dealer Manager or the broker-dealers engaged by the Dealer Manager to sell the Units, or any of their Affiliates or employees, purchase any Units in this offering, the Dealer Manager, in its discretion, may reimburse to any such purchasers selling commissions paid with respect to such Units. Sales to any such purchasers on such terms would be for investment purposes only, and the Fund and the Manager would not recognize any attempted transfer of such Units unless certain conditions are satisfied.

     Other offering and organization expenses are expenses incurred in the organization of the Fund, legal, accounting and escrow fees, printing costs, filing and qualification fees and disbursements and reimbursements to broker-dealers participating in the sale of Units; but total selling commissions and payments to participating broker-dealers may not exceed the limitations described above. The Manager has agreed to pay all Organization and Offering Expenses, without reimbursement from the Fund, that exceed an amount equal to:

     -- 15% of the offering proceeds up to $25,000,000, and

     -- 14% of the offering proceeds in excess of $25,000,000.

If the Fund's final offering proceeds are less than $2,000,000, the Manager has agreed to pay all Offering and Organization Expenses that exceed an amount equal to 12% of the total. Payment of these expenses by the Manager will be without reimbursement by the Fund.

     The Fund will initially establish capital reserves in an amount equal to 0.5% of offering proceeds for general working capital purposes. This amount may fluctuate from time to time as the Manager determines the level of reserves necessary for the proper operation of the Fund.

     The line item for cash payments for equipment is the amount available to pay the cash portion of the purchase price of equipment plus related acquisition expenses. The Fund expects to pay acquisition expenses equal to approximately 0.25% of the offering proceeds.

                             MANAGEMENT COMPENSATION

Summary Table

     The following table includes estimates of the maximum amounts of all compensation and other payments that the Manager and its Affiliates will receive, directly or indirectly, in connection with the operations of the Fund, all of which are described more completely below under "Narrative Description of Compensation." The terms of the Manager's compensation were not determined by arm's-length negotiation. The Operating Agreement does not permit the Manager or its related entities to receive more than the maximum fees or expenses stated for each type of compensation by reclassifying such items under a different category.

Entity Receiving                                                           Estimated Amount Assuming
Compensation                        Type of Compensation                   Maximum Units Sold
------------------                  -----------------------                --------------------------
The Dealer Manager...............   Selling Commissions (Up to 1.5%        Total selling commissions to be
                                    of offering proceeds to be retained    retained by the Dealer Manager are
                                    by the Dealer Manager)                 not expected to exceed $2,250,000.


Manager and Affiliates...........   Reimbursement of Organization          $5,250,000
                                    and Offering Expenses (when
                                    added to selling commissions, not
                                    to exceed a total equal to 15% of
                                    all offering proceeds up to $25
                                    million and 14% of any additional
                                    offering proceeds)


                                               OPERATIONAL STAGE


Manager and Affiliates...........   Asset Management Fee (a fee equal      Not determinable at this time
                                    to 4% of Operating Revenues,
                                    subject to limitations based on
                                    Fund operations)


Manager and Affiliates...........   Reimbursement of Operating             Not determinable at this time
                                    Expenses, subject to certain
                                    limitations


                                           CARRIED INTEREST IN FUND


Manager and Affiliates...........   Interest equal to 7.5% of all Fund     Not determinable at this time
                                    taxable income, tax losses and cash
                                    distributions

Narrative Description of Compensation

     Selling Commissions. The Dealer Manager will receive selling commissions on all sales of Units equal to 9% of Gross Proceeds. The Dealer Manager will reallow to participating broker-dealers 7.5% of the Gross Proceeds from Units sold by them. It is not anticipated that the Dealer Manager or other Affiliates of the Manager will directly effect any sales of the Units, although the Dealer Manager will provide certain wholesaling services.

     Reimbursement of Organization and Offering Expenses. The Manager and its Affiliates will be reimbursed for certain expenses in connection with the organization of the Fund and the offering of Units. Total Organization and

Offering Expenses payable or reimbursable by the Fund, including selling commissions payable directly by the Fund, may not exceed:

     -- 15% of all offering proceeds up to $25,000,000, plus

     -- 14% of all offering proceeds in excess of $25,000,000.

     Asset Management Fee. The Fund will pay the Manager an Asset Management Fee in an amount equal to 4% of all:

     -- revenues from the Equipment, other than securit deposits paid by lessees, and

     -- cash remaining from the sale or refinancing of any equipment after payment of all expenses related to the transaction.

The Asset Management Fee will be paid on a monthly basis. The amount of the Asset Management Fee payable in any year will be reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee will be paid for services rendered by the Manager and its Affiliates in determining portfolio and investment strategies (e.g., establishing and maintaining the composition of the equipment portfolio as a whole and the Fund's overall debt structure) and generally managing or supervising the management of the equipment. The Manager will supervise performance of all management activities, including, among other activities: the collection of lease revenues; monitoring compliance by lessees with the lease terms; assuring that equipment is being used in accordance with all operative contractual arrangements; paying operating expenses and arranging for necessary maintenance and repair of equipment in the event a lessee fails to do so; monitoring property, sales and use tax compliance; and preparation of operating financial data. The Manager intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its Affiliates who are in the business of providing such services.

     Reimbursement of Operating Expenses. The Fund will reimburse the Manager and its Affiliates for expenses it pays on the Fund's behalf. These reimbursements will include:

     -- the actual cost to the Manager or its Affiliate of services, goods and materials used for and by the Fund and obtained from unaffiliated parties; and

     -- the cost of administrative services provided by Affiliates of the Manager and necessary to the prudent operation of the Fund, provided that reimbursement for administrative services will be at the lower of

          -- the actual cost of such services, or

          -- the amount that the Fund would be required to pay to independent parties for comparable services.

     Beginning with the first full year after the termination of this offering, the total and annual amount of Reimbursable Administrative Expenses payable by the Fund for the remainder of its term will be limited as follows:

     -- The cumulative total of Reimbursable Administrative Expenses will in no event exceed, as of any date, the sum of 1% per annum of the total capital raised up to 75% of the maximum offering, and 0.5% per annum of any capital raised in excess of 75% of the maximum offering; and

     -- The maximum amount of Reimbursable Administrative Expenses payable by the Fund for any single year will not exceed an amount equal to 1% of the total capital raised.

The Manager estimates that the total amount of Reimbursable Administrative Expenses during the Fund's first full year of operations after completion of the offering, assuming receipt of the maximum Gross Proceeds, will be approximately $650,000 to $750,000.

     Carried Interest in Fund Net Income, Net Loss and Distributions. The Fund Manager will have a Carried Interest in the Fund as a Member equal to 7.5% of all allocations of Net Income, Net Loss and Distributions. The Carried Interest in the Fund will compensate the Manager for organizing the Fund and arranging for supervision of Fund administration (e.g., investor communications and services, regulatory reporting, accounting and transfers of Units).

Limitations on Fees

     The Asset Management Fee will be subject to the Asset Management Fee Limit, which is an alternative fee schedule. The alternative fee schedule consists of a group of fees designed to comply with state guidelines limiting compensation to equipment program sponsors. The Fund will use a simplified fee structure, substituting its one Asset Management Fee for a number of other fees used in the state guidelines. However, to assure state administrators that its Asset Management Fee will not result in greater fees than permitted under the guidelines, the Fund will calculate the hypothetical fees under this alternative fee schedule and guarantee that the fees it will pay the Manager and its Affiliates will never exceed those under the fee schedule complying with the state guidelines. The Asset Management Fee may also be adjusted based on the Front End Fee limitations imposed by these state securities administrators.

     Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund's term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee and Equipment Resale/Re-Leasing Fee, plus the Manager's Carried Interest, as described below. To the extent that the amount paid to the Manager as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the alternative fee schedule. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

     Alternative Fee Schedule. For purposes of the Asset Management Fee Limit, the Fund will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re-Leasing Fee and Carried Interest as follows:

     -- An Equipment  Management  Fee will be  calculated to equal the lesser of
     (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases that contain Net Lease Provisions), or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of the Manager or its Affiliate, then the amount will be 1% of Gross Revenues from these Operating Leases.

     -- An Incentive Management Fee will be calculated to equal (i) 4% of Distributions of Cash from Operations until Holders have received a return of their Original Invested Capital plus a Priority Distribution, and
     (ii) thereafter, to equal a total of 7.5% of Distributions from all sources, including Sale or Refinancing Proceeds. In subordinating the increase in the Incentive Management Fee to a cumulative return of a Holder's Original Invested Capital plus a Priority Distribution, a Holder would be deemed to have received Distributions of Original Invested Capital only to the extent that Distributions to the Holder exceed the amount of the Priority Distribution.

     -- An Equipment Resale/Re-Leasing Fee will be calculated in an amount equal to the lesser of (i) 3% of the sale price of the equipment, or (ii) one-half the normal competitive equipment sale commission charged by unaffiliated parties for resale services. Such fee would apply only after the Holders have received a return of their Original Invested Capital plus a Priority Distribution. In connection with the re-leasing of equipment to lessees other than previous lessees or their Affiliates, the fee would be in an amount equal to the lesser of (i) the competitive rate for comparable services for similar equipment, or (ii) 2% of the gross rental payments derived from the re-lease of such equipment, payable out of each rental payment received by the Fund from such re-lease.

     -- A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.

     Front End Fee Limitations. The compensation payable as described above will be subject to further adjustment based on the limitations on Front End Fees imposed under the North American Securities Administrators Association, Inc. ("NASAA") Statement of Policy concerning Equipment Programs, as amended through October 24, 1991 (referred to herein as the "NASAA Guidelines"). The Manager will first determine the effect, if any, of the Front End Fee limitations described below and make any required adjustments to the Asset Management Fee Limit. Then the Manager will apply the adjusted Asset Management Fee Limit to the Asset Management Fee and the Manager's Carried Interest.

     Under the NASAA Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Guideline minimum by 9%.

     The NASAA Guidelines permit the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment. With a minimum Investment in Equipment of 85.875%, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%). At the lowest permitted level of Investment in Equipment, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their Adjusted Invested Capital, and, thereafter, the promotional interest may increase to 15% of all Distributions.

     With the additional carried interest calculated as described above, the maximum aggregate fees payable to the Manager and Affiliates under the NASAA Guidelines as carried interest and promotional interest would equal 11.5% of Distributions of Cash from Operations (6.5% + 5% = 11.5%), and 7.5% of Distributions of Sale or Refinancing Proceeds (6.5% + 1% = 7.5%), before the subordination level was reached, and 21.5% of all Distributions thereafter. The maximum amounts to be paid under the terms of the Operating Agreement are subject to the application of the Asset Management Fee Limit provided in Section
8.3 of the Agreement, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the alternative fee schedule set forth in
Section 8.3. This overall limitation on annual fees will include, in addition to an Equipment Management Fee and Equipment Resale/Releasing Fee, amounts equal to 11.5% of Distributions of Cash from Operations (4% as an Incentive Management Fee plus 7.5% as the Carried Interest in Fund Distributions) and 7.5% of Distributions of Sale or Refinancing Proceeds (as the Fund Manager's 7.5% Carried Interest) before the Priority Return, and 15% of all Distributions thereafter (7.5% as an Incentive Management Fee plus 7.5% as the Carried Interest).

     Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Guidelines and compare such total permitted fees to the total of the Incentive Management Fees and Manager's Carried Interest. If and to the extent that the fees calculated under the alternative fee schedule provided in
Section 8.3 of the Operating Agreement as the Incentive Management Fee and the Manager's Carried Interest should exceed the maximum promotional interest plus carried interest permitted under the NASAA Guidelines, as described above, the fees payable to the Manager and its Affiliates will be reduced. In such event, the Manager will reduce the amounts calculated for purposes of the Asset Management Fee Limit as the Incentive Management Fee and/or the Carried Interest by an amount sufficient to cause the total of such compensation to comply with the limitations in the NASAA Guidelines on the aggregate of promotional interests and carried interests. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Guideline maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

Defined Terms Used in Description of Compensation

     Definitions of certain capitalized terms used in the foregoing narrative description of compensation payable to the Manager, and used in the alternative fee schedule for purpose of calculating the Asset Management Fee Limitation, are as follows:

          "Adjusted Invested Capital" means, as of any date, the Original Invested Capital attributable to the Units held by any Person on or before such date, as decreased (but not below zero) by the amount by which all Distributions with respect to such Units on or before the date of determination pursuant to any provision of the Operating Agreement exceed the Priority Distribution attributable to such Units for such period.

          "Asset Management Fee Limit" means the total fees calculated pursuant to the alternative fee schedule as set forth under "Limitations on Fees" above, equal to the aggregate of a hypothetical Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus the Carried Interest, determined in the manner described therein.

          "Carried Interest" or "Interest in Distributions" means the allocable share of Fund Distributions of Cash from Operations and Cash from Sales or Refinancing payable to the Manager, as a Member, pursuant to Sections 10.4 and 10.5 of the Operating Agreement.

          "Cash from Operations" means the excess of Gross Lease Revenues (which excludes revenues from Equipment sales or refinancing) over cash disbursements (including an Equipment Management Fee and amounts reinvested by the Fund in equipment) without reduction for depreciation and amortization of intangibles, such as organization and underwriting costs, but after a reasonable allowance for cash for repairs, replacements, contingencies and anticipated obligations, as determined by the Manager.

          "Cash from Sales or Refinancing" means the net cash realized by the Fund from the sale, refinancing or other disposition of any equipment after payment of all expenses related to the transaction (including an Equipment Resale Fee).

          "Distributions" means any cash distributed to Holders and the Manager arising from their respective interests in the Fund.

          "Full Payout Lease" means a lease under which the non-cancellable rental payments due during the initial term of the lease are at least sufficient to cover the purchase price of the equipment leased.

          "Gross Lease Revenues" means all revenues attributable to the equipment other than from security deposits paid by lessees, but excluding revenues from the sale, refinancing or other disposition of equipment.

          "Net Income" or "Net Loss" means the taxable income or taxable loss of the Fund as determined for federal income tax purposes, computed by taking into account each item of Fund income, gain, loss, deduction or credit not already included in the computation of taxable income and taxable loss, but does not mean Distributions.

          "Operating Lease" means a lease under which the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment leased.

          "Operating Revenues" means the total for any period of all Gross Lease Revenues plus all Cash from Sales or Refinancing.

          "Original Invested Capital" means the original gross purchase price of the Units contributed by each Member to the capital of the Fund for his interest in the Fund, which amount is to be attributed to Units in the hands of a subsequent Holder.

          "Priority Distribution" for any calendar year or other period means, with respect to the Units held by any Person, the average Adjusted Invested Capital with respect to such Units during each calendar year multiplied by 10% per annum (calculated on a cumulative basis, compounded daily, from the last day of the calendar quarter in which the initial purchaser of such Units was admitted as a Holder pursuant to the Operating Agreement and pro rated for any fraction of a calendar year for which such calculation is made).

          "Reimbursable Administrative Expenses" means the ordinary recurring administration expenses incurred by the Manager and reimbursed by the Fund. Such expenses do not include interest, depreciation, equipment maintenance or repair, third party services or other non-administrative expenses.

                       INVESTMENT OBJECTIVES AND POLICIES

Principal Investment Objectives

     The Fund's principal objectives are to invest in a diversified portfolio of primarily low-technology, low- obsolescence equipment that will:

          (i) preserve, protect and return the Fund's invested capital;

          (ii) generate regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional equipment during the first six years after the year the offering terminates; and

          (iii) provide additional cash distributions after the end of the reinvestment period and until all equipment has been sold.

     Distributions will be made only if cash is available after payment of Fund obligations (including payment of administrative expenses, debt service and the Asset Management Fee) and allowance for necessary capital reserves. Distributions are expected to begin as of the quarter in which the minimum offering amount is achieved. However, there can be no assurance as to the timing of distributions, or that any specific level of distributions or any other objectives will be attained.

General Policies

     The Fund intends to acquire various types of new and used equipment subject to leases. The Fund's investment objective is to acquire primarily low-technology, low-obsolescence equipment such as materials handling equipment, manufacturing equipment, mining equipment, and transportation equipment. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment. The Operating Agreement does not limit the Fund's ability to invest in high-technology equipment.

     Like most goods, new equipment generally has a higher market value than comparable used equipment, and capital equipment tends to lose value as it is used over a period of time. An equipment lessor, such as the Fund, tries to negotiate lease terms based in part on its estimate of the value the leased equipment will have when the lease ends. The lessor will negotiate a lease rate designed to generate enough rental revenues over the term of the lease so that, when the total lease payments are added to the estimated value of the equipment upon lease termination, the lessor will receive both a return of the capital used to purchase the equipment plus an overall profit on the investment. There can be no assurance, however, that the Fund's assumptions regarding the residual value of the equipment will be accurate or that its objective will be achieved.

     The Manager will seek to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Fund. Its guidelines will include the following policies:

     -- When all the offering proceeds are committed to equipment and all permanent debt has been put in place, at least a majority of the equipment, based on the aggregate purchase price, will be subject to leases with scheduled lease payments returning at least 90% of the purchase price of the equipment.

     -- The Manager will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this limitation is a general guideline only, and the Fund may acquire equipment from a single manufacturer in excess of the stated percentage if the Manager deems such a course of action to be in the Fund's best interest.

     A number of factors will determine the actual composition of the Fund's equipment portfolio; for example, the amount of offering proceeds actually received will be a significant factor in determining the Fund's ability to diversify its portfolio. Furthermore, the Manager cannot anticipate what types of equipment will be available and at what prices at the time the Fund is ready to invest its capital.

     In structuring leases, the Fund's lease rate and return on investment objectives will vary based on:

     -- the type of equipment,

     -- the terms of the lease,

     -- the credit quality of the lessee, and

     -- prevailing lease and financial market conditions.

     The Manager will commit to a particular lease transaction only if it believes that, in the context of the Fund's overall equipment portfolio, the transaction will contribute to the satisfaction of the Fund's investment objectives. The Fund does not have any specific "minimum rate of return." As noted above, the Fund's objectives are to acquire a diversified portfolio of equipment that will generate sufficient net cash flow to permit regular distributions to investors and additional funds to reinvest in equipment. Reinvestment of revenues is permitted only after certain minimum rates of distributions are made.

     The Manager will seek to structure a portfolio that is:

     -- diversified as to equipment type, industry, lessee and geographic location;

     -- capable of generating sufficient net cash flow to meet the minimum distribution requirements to permit reinvestment; and

     -- capable of generating sufficient cash flow to provide funds for additional investment in equipment.

     The rates of return necessary to meet these objectives through the end of the reinvestment period will depend on a number of variables that cannot be predicted this far in advance.

     As set forth above under "Principal Investment Objectives," it will be the Fund's objective to reinvest in additional equipment any revenues remaining after payment of certain minimum distributions during the reinvestment period.

The Fund will not acquire equipment after the reinvestment period, ending six years after the end of the year the offering is completed, except if necessary to satisfy obligations entered into prior to the end of the reinvestment period or to maintain or improve equipment already owned at that time.

     Other than as set forth in any supplement to this Prospectus, the Fund has not invested in or committed to purchase any equipment, and, as a result, there can be no assurance as to when the proceeds from the offering will be fully invested. Furthermore, prospective investors may not have an opportunity prior to investing to evaluate all of the equipment to be acquired.

     Before completing any acquisition of a single item of equipment that has a contract purchase price more than $1,000,000, the Fund will obtain a future value appraisal for the equipment from a qualified independent third party appraiser. The Manager may also, in its discretion, obtain appraisals for certain smaller acquisitions if it deems an appraisal to be appropriate because of the type of equipment, the size of a transaction or otherwise. It should be noted, however, that appraisals represent only the appraiser's opinion of the value of the equipment, and do not necessarily represent the actual amount the Fund might receive on sale of the equipment.

     The Manager may purchase equipment in its own name, the name of a related entity or the name of a nominee, a trust or otherwise and hold title to the equipment temporarily (generally not more than six months) for any purpose related to the business of the Fund, provided, however that:

     -- the transaction is in the best interest of the Fund;

     -- the equipment is purchased by the Fund for a purchase price no greater than the cost to the Manager or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement;

     -- there is no difference in interest terms of the loans secured by the equipment at the time acquired by the Manager or Affiliate and the time acquired by the Fund;

     -- there is no benefit arising out of such transaction to the Manager or its Affiliate apart from the compensation otherwise permitted by the Operating Agreement; and

     -- all income generated by, and all expenses associated with, equipment so acquired shall be treated as belonging to the Fund.

     Any offering proceeds received by the Fund during the first twelve months of the offering that have not been committed to investment in equipment by a date eighteen months after the beginning of the offering, and any offering proceeds received during a second year of the offering that have not been committed to investment by a date six months after the end of the offering (except for amounts used to pay operating expenses or required as capital reserves) will be returned pro rata by the Fund to investors. In addition, in order to refund to investors the amount of Front End Fees attributable to any returned capital, the Manager has agreed to contribute to the Fund, and the Fund shall distribute to investors pro rata, the amount by which (x) the amount of unused capital so distributed, divided by (y) the percentage of Gross Proceeds remaining after payment of all Front End Fees, exceeds the unused capital so distributed. The Fund's capital will be available for general use during the offering period and may be expended in operating equipment that has been acquired. Offering proceeds will not be segregated or held separate from other capital of the Fund pending investment, and no interest will be payable to investors if uninvested offering proceeds are returned to them. Offering proceeds will be deemed to have been committed to investment and will not be returned to the Holders to the extent written agreements in principle or letters of understanding were executed at any time prior to the end of these periods, regardless of whether the investment is eventually consummated, and also to the extent any funds have been reserved to make contingent payments in connection with any equipment, regardless of whether any such payments are ever made.

Types of Equipment

     The Fund intends to acquire and lease a diversified portfolio of equipment. The Fund intends to invest primarily in what it deems to be relatively low-technology, low-obsolescence types of equipment. These types of equipment would include a variety of items that are not dependent on high-technology design or applications for their usefulness to lessees, and are expected to be less subject to rapid obsolescence than types that are so dependent.

     Equipment acquisition will be subject to the Manager or its agents obtaining information and reports, and undertaking inspections and surveys the Manager deems appropriate to determine the probable economic life, reliability and productivity of the equipment, its competitive position with respect to other equipment and its suitability and desirability as compared with other equipment. Purchases of new equipment for lease will typically be made directly from a manufacturer or its authorized dealers, either under a purchase agreement for large quantities of such equipment, through lease brokers, or on an ad hoc basis to meet the needs of a particular lessee. There can be no assurance that favorable purchase agreements can be negotiated with equipment manufacturers or their authorized dealers or lease brokers. In addition, the Fund may enter into sale/leaseback transactions in which the Fund will purchase equipment from companies that will then simultaneously lease the equipment from the Fund.

     The following is a more detailed description of the various types of equipment that the Fund may purchase and lease. The types of equipment are listed in alphabetical order, and the discussion is not intended to imply any order of emphasis in the Fund's acquisition policies. The final mix of equipment types in the Fund's portfolio will depend on the factors discussed above under "General Policies."

     Aircraft. The Fund may invest in cargo and freight aircraft, corporate aircraft and aircraft used for medical evacuation and rescue purposes. The Manager anticipates that the Fund's cash investments in all types of aircraft will not exceed an amount equal to 20% of the maximum offering amount (or $30,000,000). Cargo and freight aircraft are used by commercial freight carriers and national and international mail and package delivery services exclusively for the hauling of cargo. Corporate aircraft, including both helicopters and fixed-wing aircraft, are used by many businesses to move employees from city to city or to locations without scheduled air service and for the express delivery of personnel, components and products at various manufacturing and service facilities. The Fund may invest in commercial passenger aircraft, but not more than 10% of its maximum offering amount (or $15,000,000) will be committed to the purchase of commercial passenger aircraft and any debt used to acquire or maintain commercial passenger aircraft will either be secured by the obligations of an "investment grade" lessee, or will not involve the other assets of the Fund as collateral. Commercial passenger aircraft consist of aircraft used in the day to day operation of scheduled passenger air carriers.

     All domestic corporate and commercial aircraft are registered with the Federal Aviation Administration ("FAA"). Under the Federal Aviation Act of 1958, as amended (the "Act"), it is unlawful to operate an unregistered aircraft in the United States. In order to be eligible for registration, the rules and regulations of the FAA provide, in effect, that aircraft is eligible for registration only if it is owned by a United States Citizen or a Resident Alien. A literal reading of the Act could lead to the conclusion that aircraft in which the Fund has an interest are not eligible for registration because the term United States Citizen is defined in the Act to include a partnership in which each member is an "individual" who is a citizen of the United States or one of its possessions, and the Fund has a corporate Manager. The FAA has indicated informally that it will permit registration of an aircraft under the Act and the regulations thereunder in the name of a trustee of a trust in which a partnership is the sole beneficiary if the partnership's partners are United States Citizens (whether or not they are all individuals) or Resident Aliens. However, such representations are not binding on the FAA; therefore, the possibility exists that the FAA would challenge such a registration. In addition, a registration may be challenged and rendered invalid if a Member is not, contrary to his representation to the Fund, a United States Citizen or a Resident Alien or if a Member ceases to be a United States Citizen or a Resident Alien. Any challenge, if successful, could result in an inability to operate the aircraft, substantial penalties, the premature sale of the aircraft, the loss of the benefits of the central recording system under federal law thereby leaving the aircraft exposed to liens or other interests not of record with the FAA, and a breach by the Fund of lease agreements entered into in connection with the aircraft. Accordingly, the Manager will limit the ownership of Units or interests therein by any persons who are not United States Citizens or Resident Aliens to not more than 20% of the outstanding Units.

     It is anticipated that any aircraft lease will provide, as a condition precedent to the transaction, that application for registration shall have been duly made and that the prospective lessee will have temporary or permanent authority to operate the aircraft. If such authority were not obtainable because of failure of registration, the lessee might be entitled to void the transaction and the lease would not take effect.

     Computer and Computer-related High Technology Equipment. This type of equipment includes a variety of items including:

          Small Computer Systems, Personal Computers and Workstations. Small computer systems and personal computers are used alone or in networks by a variety of businesses for various functions, including accounting, sales management, administration and inventory control. Workstations are generally high performance engineering and design systems that are more complex than small computer systems and personal computers.

          Computer Peripheral Equipment. Devices used with a computer system's mainframe or central processing unit.

          Mainframe Computers. Large central processing units, typically manufactured by IBM and compatible with software designed by IBM.

          CAE/CAD/CAM Equipment. Computer aided engineering, design and manufacturing systems housing advanced computer and communications technologies and sophisticated product data management software.

     Construction Equipment. Construction equipment includes bulldozers, haulers, cranes, graders, backhoes, front- end loaders, scrapers and asphalt and cement spreaders used in a wide variety of applications including building construction and road, bridge and other civil engineering construction projects.

     Energy Equipment. Energy equipment includes cogeneration facilities, transmission lines, generation facilities, compression and pumping equipment and other processing and treatment equipment, as well as energy management systems.

     General Purpose Plant/Office Equipment. Plant/office equipment includes racking, shelving, storage bins, portable steel storage sheds, furniture, fixtures, tables, counters, desks, chairs, cabinets and numerous other items generally used in manufacturing plants, storage and distribution facilities and offices.

     Graphic Processing Equipment. Graphic processing equipment includes print setters, printing presses, automatic drafting machines and all equipment that is used for the visual display of designs, drawings and printed matter. Printing presses come in a variety of sizes depending on the applications for which they are used. Some printing presses are of a single color, whereas others can apply up to eight colors. Phototype setters are used for the setting of type for publications such as newspapers and magazines. Computerized type-setters have become common in recent years, as they simplify type-setting, correction of mistakes and lay-out of printed pages. Automatic drafting machines are computer controlled visual displays of drawings, which enable designers to make changes in engineering drawings without the time required to make a completely new drawing by hand.

     Machine Tools and Manufacturing Equipment. Machine tools and manufacturing equipment include a wide variety of metalworking machinery, such as lathes, drilling presses, turning mills, grinders, metal bending equipment, metal slitting equipment and other metal forming equipment used in the production of a variety of machinery and equipment. Some form of machine tool is used in virtually every production process of a metal product or component. While some machine tools and metalworking equipment are built for a particular end product, the majority of machine tools can be used in a variety of applications. Manufacturing equipment can also include some high technology equipment.

     Maritime Equipment. Maritime equipment is widely used in the shipping industry as the most cost-effective way of transporting large quantities of commodities. Marine vessels include tankers, which are designed to carry liquid commodities, and dry bulk carriers, which are designed to carry homogenous commodities. In addition, certain vessels have been designed as combination carriers that have the capacity to carry both liquid and dry cargoes. Such equipment also includes supply vessels, tug boats, hopper barges, tank barges and intermodal containers.

     Marine vessels may be registered in countries other than the United States and may operate in international and foreign seas and waterways. Certain types of marine vessels must be registered prior to operation in the waterways of the United States. Marine vessel registration can be challenged and rendered invalid under circumstances similar to those discussed with regard to aircraft above. Any successful challenge with respect to a marine vessel may result in substantial penalties, including the forced sale of the vessel, the potential for uninsured casualties, and a breach by the Partnership of the lease or financing agreements related to the vessel.

     In addition, certain U.S. federal statutes and regulations provide for the forfeiture to the U.S. Government of transportation equipment, including marine vessels, found to be used in the transportation of illegal drugs and other contraband. Upon the acquisition of vessels, the Manager will seek to cause the vessel owner to enter into the Sea Carrier Initiative Agreement with the U.S. Customs Service, whereby the vessel owner agrees to take affirmative steps to deter illegal access to and use of such vessels by those engaged in trafficking of items deemed to be illegal contraband, including illegal drugs. The law provides for an exception with respect to the owners of vessels, whereby the illegal activity has occurred without the owner's knowledge, consent or willful blindness. However, there can be no assurance that if a marine vessel owned by the Fund and leased to a third party was found to be engaged in such illegal activities, that it would not be seized or detained by the U.S. Government. In that event, insurance coverages of the Fund may mitigate its loss of income or pecuniary damages.

     Materials Handling Equipment. Materials handling equipment includes many varieties of fork lift trucks. They are either battery-powered or gas-powered, and are used in warehouses and factories for the movement of products and materials from one work station to another or from a warehouse to a truck for shipment, or for the storing of products and materials. The equipment comes in a variety of styles, depending on the design of the items to be moved and the design of the shipping or warehouse facility. However, this type of equipment is generally of standard design and can be used by a variety of industries.

     Medical Equipment. Medical equipment includes a wide variety of testing and diagnostic equipment including:

          Radiology Equipment. This category includes x-ray equipment, CAT and MRI scanners (i.e., body and head scanners) and other equipment to be used in the radiology departments of hospitals and clinics.

          Laboratory Equipment. This category includes blood analysis equipment and other automated medical laboratory equipment.

          Other Medical Equipment. This general category includes equipment using ultrasound technology, patient monitoring systems and a variety of other equipment used in hospitals, clinics and medical laboratories.

     Photocopying Equipment. The Fund may acquire and lease photocopying and other document duplicating or reproduction equipment.

     Railroad Rolling Stock. Railroad rolling stock includes gondolas, tank cars, boxcars, hopper cars, flatcars, locomotives and various other equipment used by railroads in the maintenance of their tracks. Flatcars and boxcars have a variety of designs, some of which are general purpose and some of which are special purpose. Special purpose flatcars and boxcars are used for the shipment of specific products whereas a general purpose car can be used for the shipment of a wide variety of products. Many electric utilities lease hopper cars for the shipment of coal from the mine to the generating plant. Tank cars are used to transport liquids. Locomotives are the engines, generally diesel powered, that drive trains of railcars from one location to another. Locomotives come in a variety of designs, which vary in the amount of horsepower produced.

     Research and Experimentation Equipment. Research and experimentation equipment includes various types of analyzers, spectrometers, oscilloscopes, measuring instruments, gas and liquid chromatographs, physical testing centrifuges, graphic plotters and printers, laser equipment, digital-aided design systems, scanning electron microscopes, dissolution sampling systems, and other general laboratory instruments and equipment used in businesses for the development of ongoing research programs.

     Telephone and Telecommunications Equipment. Communications equipment is used for voice and data transmission. Its applications include, but are not limited to, telephone communication, radio and television broadcasting, cable television and satellite communications. The Fund may acquire and lease communications equipment including telephone equipment and systems, data communication terminals, cables, transmission wires, transmitters, control and amplification equipment, repeaters, monitoring equipment, teleprinters, connector and switching equipment, satellite and microwave transmission facilities and support equipment.

     Tractors, Trailers and Trucks. Tractors, trailers and trucks are used for the shipment of various products and goods from one location to another. Tractor-trailer rigs are often used for longer shipments and delivery of larger pieces; whereas heavy-duty trucks are generally used for the more local delivery of large products. A "tractor" refers to the power unit of a tractor-trailer combination. The tractor cab is generally manufactured by one company and the engine and drive train by another. The engine may use gasoline or diesel fuel. Trailers are the container portion of a tractor- trailer rig and come in a variety of sizes and designs depending on the product to be shipped. Trailers may be designed for intermodal use so they can either be pulled by tractors or transported on railroad flatcars. Trailers may be up to 45 feet long in most states and most commonly have a set of twin axles (eight wheels) to carry the load. A trailer may be enclosed on a flatbed for the shipment of large or oversized products, and may be refrigerated for the shipment of perishable products. The Fund intends to invest in trailers that can be used for the shipment of a wide variety of goods and are not limited to specific applications. Heavy-duty trucks are large trucks in which the engine and load carrying components are mounted on a single frame. The trucks can be used for the local delivery of large products or for the hauling of construction materials.

     Miscellaneous Equipment. The Fund may also acquire various other types of equipment, including, but not limited to, oil drilling equipment, mining and ore-processing equipment, electronic test equipment, office automation equipment, furniture and fixtures, automobiles, dairy production equipment, video projection and production equipment, store fixtures, display cases, freezers and equipment used in production facilities.

     Incidental Property Acquisitions. Incidental to an acquisition of equipment, the Fund may acquire certain interests in real property, mineral rights or other tangible or intangible property or financial instruments. The Fund may acquire ownership of an item of equipment by acquiring the beneficial interests of a trust or the equity interest in a special purpose corporation that holds an asset sought by the Fund. Nothing in the Operating Agreement prohibits the Fund from acquiring any such incidental property rights or indirect ownership interest, provided that the primary purpose and objective is the acquisition and leasing of equipment as described herein, the acquisition of the incidental rights does not alter the essential character of the transaction as an acquisition and lease which otherwise satisfies the investment objectives and policies of the Fund, and the acquisition does not otherwise violate or circumvent any provision of the Operating Agreement.

Prior Program Diversification

     The prior public equipment leasing programs sponsored by the Manager and its Affiliates have had equipment portfolio objectives substantially identical to those of the Fund. The first chart set forth below (Figure 1) represents the actual equipment portfolio diversification by equipment type for all prior ATEL public programs as of August 22, 2002; the second chart set forth below (Figure
2) represents the actual equipment portfolio diversification by lessee industry for all prior ATEL public programs as of August 22, 2002; and the third chart set forth below (Figure 3) represents the actual portfolio diversification by the lessees' geographic location for all prior ATEL public programs as of August 22, 2002. Diversification of the Fund's portfolio will depend on a number of variables, including the amount of capital raised and market conditions, which cannot be predicted in advance. Although there can be no assurance that the Fund will achieve diversification similar to that of the prior programs, achieving such diversification will be one of the primary investment objectives and policies of the Fund.



Figure 1
                               [GRAPHIC OMITTED]

Figure 2

                               [GRAPHIC OMITTED]















Figure 3


                               [GRAPHIC OMITTED]

Borrowing Policies

     The Fund expects to incur debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowing in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the lessee, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However, the Fund may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of offering proceeds and, thereafter, as of the date any subsequent indebtedness is incurred. The Fund intends to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions. While the Manager maintains short-term lines of credit, there can be no assurance that such short-term credit or permanent financing will be available to the Fund in the amounts desired or on terms considered reasonable by the Manager at the time the Fund seeks to finance a specific acquisition.

     Financing for the Fund is expected to be a combination of recourse and nonrecourse debt. The Manager intends to use nonrecourse debt primarily to finance assets leased to those lessees which, in the opinion of the Manager, have a relatively higher potential risk of lease default than other lessees of the Fund's equipment. This use of nonrecourse debt will mitigate the risk of loss due to default by such lessees.

     Nonrecourse borrowing, in the context of the type of business to be conducted by the Fund, means that the lender providing the funds would only be able to look to the equipment purchased with such funds and the proceeds derived from the leasing or reselling of such equipment as security; neither the Fund nor any Member (including the Manager) will be liable for repayment of any such loan, nor will any such loan be secured by other equipment owned by the Fund. Investors should note, however, that the presence of nonrecourse financing may limit an investor's ability to claim losses from the Fund. Furthermore, a creditor may under some circumstances have recourse to the Fund's assets upon establishing fraud or misrepresentation by the Fund.

     The Fund expects to incur recourse debt in connection with short-term bridge financing and "asset securitization," as described below. Recourse debt, in the context of the type of business to be conducted by the Fund, means that the lender can look beyond the specific asset financed by the loan to all of the assets of the borrower, or a specified pool of assets, as collateral for repayment of its debt obligation.

     The Fund expects to incur recourse debt in short-term bridge financing used to acquire equipment and which is intended to be repaid through a combination of permanent financing, offering proceeds and/or operating revenues. In addition, the Fund may participate with other affiliated programs and the Manager in a common recourse debt facility to provide temporary or short-term bridge financing of transactions approved for acquisition by the Fund and such Affiliates. In such instances, lease transactions may be held in the name of an Affiliate of ATEL for convenience, notwithstanding that the transaction has been approved for one or more participants. The ultimate acquisition of the financed transaction will depend on many factors, including without limitation, the Fund's available cash, portfolio makeup and investment objectives at the time of closing.

     The Fund may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an "asset securitization," the lender would receive a security interest in a specified pool of "securitized" Fund assets or a general lien against all of the otherwise unencumbered assets of the Fund. It is the intention of the Manager to use asset securitization primarily to finance assets leased to those credits which, in the opinion of the Manager, have a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. The Manager expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. The Manager would seek to limit the Fund's exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation of the Fund.

     Other than short-term bridge financing or asset securitization financing, the Manager will seek to avoid borrowing under terms which provide for a rate of interest that may vary with the prime or reference rate of interest of a lender. The Manager will attempt to limit any other variable interest rate borrowing to those instances in which the lessee agrees to bear the cost of any increase in the interest rate. If such debt is incurred without a corresponding variable lease payment obligation, the Fund's interest obligations could increase while lease revenues remain fixed. Accordingly, a rise in the prime or reference rate may increase borrowing costs and reduce the amount of income and cash available for distributions. Historically, the prime rates charged by major banks have fluctuated; as a result, the precise amount of interest that the Fund may be charged under such circumstances cannot be predicted.

     In the case of any recourse bridge financing or asset securitization, the lender would not be entitled to look to the individual assets of any investor, or, in many cases, of the Manager, for repayment of such loans. If, under tax principles, it is determined that the Manager or one of its Affiliates bears the economic risk of loss for such recourse debt, then the recourse debt will be allocated to the Manager or its Affiliate for tax basis purposes and all deductions attributable to the recourse debt will be allocated to the Manager or its Affiliate.

     Fund indebtedness may provide for amortization of the principal balance over the term of the loan through regular payments of principal and interest or may provide that all or a substantial portion of the principal due will be payable in a single "balloon payment" upon maturity. Such balloon payment indebtedness involves greater risks than fully amortizing debt.

     In the event that the Fund does not have sufficient funds to purchase an item of equipment at the time it is acquired, the Fund may borrow from third parties on a short-term basis, and repay the loans out of the proceeds from the subsequent sale of Units. Any short-term loans may be unsecured or secured by the assets acquired and/or other assets of the Fund.

     Although the Operating Agreement does not prohibit the Manager or its related entities from lending to the Fund, the Fund does not have any intention or arrangements to borrow from these parties. If the Fund were to borrow from the Manager or its related companies, the terms may not permit the Manager or its affiliates to receive a rate of interest or other terms that are more favorable than those generally available from commercial lenders under the circumstances. Neither the Manager nor its affiliates may provide financing to the Fund with a term in excess of twelve months.

Description of Lessees

     The Fund will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of purchase.

     The Fund's objective is to lease a minimum of 75% of the equipment (by cost), as of the date of the final commitment of its proceeds from the sale of Units, to lessees that:

     -- have an average credit rating by Moody's Investors Service, Inc. of "Baa" or better, or the credit equivalent as determined by the Manager, with the average rating weighted to account for the original equipment cost for each item leased; or

     --  are   established   hospitals  with  histories  of   profitability   or
     municipalities.

     The Manager may determine that the credit equivalent of a Moody's Baa rating applies to those lessees that are not rated by Moody's, but which:

     -- have comparable credit ratings as determined by other nationally recognized credit rating services;

     -- although not rated by nationally recognized credit rating services, are believed by the Manager to have comparable creditworthiness; or

     -- in the Manager's opinion, as a result of guarantees provided, collateral given, deposits made or other security interests granted, have provided such safeguards of the Fund's interest in the equipment that the risk is equivalent to that involved in a lease to a company with a credit rating of Baa.

     The remaining 25% of the initial equipment portfolio may include equipment financed for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be one or more growth capital leasing investments, which are described below under "Growth Capital Equipment Financing." No more than 20% of the initial portfolio, by cost, will consist of these growth capital leasing investments.

     In arranging lease transactions on behalf of corporate investors and securing institutional financing for such transactions, the Manager and its Affiliates have been required to analyze and evaluate the creditworthiness of potential lessees. However, neither the Manager nor any of its Affiliates is in the business of regularly providing credit rating analyses as an independent activity. In order to analyze whether a prospective lessee's credit risk is comparable or equivalent to a Moody's Baa rating, the Manager will attempt to apply the standards applicable to securities qualifying for the Baa rating. Such securities are generally deemed to be of "investment grade," neither highly protected nor poorly secured, with earnings and asset protection which appear adequate at present, but which may be questionable over any great length of time. Notwithstanding the Manager's best efforts to assure the lessees' creditworthiness, there can be no assurance that lease defaults will not occur.

     It is not anticipated that the Fund's lessees will be located primarily in any given geographic area. The Manager will use its best efforts to diversify lessees by geography and industry, and will apply the following policies:

     -- The Manager will seek to limit the amount invested in equipment leased to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period; and

     -- In no event will the Fund's equity investment in equipment leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000).

Foreign Leases

     There is no limit on the amount of equipment that may be leased to foreign subsidiaries of United States corporations, to foreign lessees or that may otherwise be permitted to be used predominantly outside the United States. The Manager does not have any specific objective with regard to the amount of equipment to be subject to foreign leases, but intends to pursue desirable foreign leasing opportunities for the Fund to the extent consistent with the Fund's overall investment objectives.

     Of the total purchase price of equipment leased to foreign lessees, the Manager will require that a minimum of 75% must represent equipment leased to lessees which have a credit risk equivalent to a credit rating by Moody's Investors Service, Inc. of "Baa" (investment grade) or better, as determined by a credit rating agency which is generally recognized in the financial services industry or, if no such credit rating is available, as determined by the Manager. Any leases to foreign lessees that do not meet the foregoing credit standard will either be guaranteed by a U.S. parent company of the lessee, or will involve lessees that have assets located in the United States with a value equal to or greater than the original purchase cost of the equipment subject to the lease.

     The Manager will seek to limit the aggregate amount of the Fund's equity invested in all equipment leased to foreign lessees or that is otherwise to be used primarily outside the United States to not more than 20% of the Gross Proceeds. For this purpose, a lessee under a lease guaranteed by a United States corporation will not be deemed a foreign lessee.

Description of Leases

     Generally, in a lease involving new equipment, the lessee will express an interest in lease financing for equipment and the Manager will attempt to create a lease package for the prospective lessee. In formulating the lease package, the Manager will consider the following factors, among others:

     -- the type of equipment;

     -- the anticipated residual value of the equipment

     -- the business of the lessee;

     -- the lessee's credit rating;

     -- the cost of alternative financing services; and

     -- competitive pricing and other market factors.

     The initial lease terms will vary as to the type of equipment, but will generally be for 36 months to 84 months. The Fund may lease some equipment to federal, state or local governments, or agencies thereof. Many of such leases will be subject to renewal each year, because many governmental lessees must obtain appropriations for funds for their leases on an annual basis. In addition, the Fund may, under appropriate circumstances, engage in other short-term or "per diem" leases when the Manager deems it in the best interest of the Fund and consistent with its overall objectives.

     The equipment will be leased to third parties primarily pursuant to leases with scheduled rents that will return less than the purchase price of the equipment during the initial term of the lease. These include leases where rental payments are based upon equipment usage. However, as of the date the final offering proceeds are committed and all permanent debt is placed, a majority of the leases, based on equipment purchase price, will provide for lease payments and other payments by the lessee equal to at least 90% of the original equipment purchase price. Lease rentals during comparable terms are ordinarily higher under leases that provide rents that are less than the full purchase price than those that return the full purchase price to the lessor. As a result, the Manager believes that well-structured leases of this type will help the Fund satisfy its investment objectives.

     The Fund will seek initial lease terms during which a lessee may not cancel the lease or avoid the lease obligation. However, where the Manager deems it to be in the Fund's best interest, because of favorable lease terms, anticipated high demand for particular items of equipment or otherwise, it may permit an appropriate cancellation clause.

     The Manager believes that the Fund will be able to lease or sell its equipment profitably after the initial lease terms although no assurances can be given that it will. The Fund's ability to renew or extend the terms of its leases or to re- lease or sell the equipment on expiration of the initial lease terms is dependent on many factors, including possible economic or technological obsolescence of the equipment, competitive practices and conditions and generally prevailing economic conditions.

     The Fund's leases will generally be "net leases," which provide that the lessee must bear the risk of loss of the equipment, provide adequate insurance, pay taxes on the equipment, maintain the equipment and indemnify the Fund against any liability that may arise from any act or omission by the lessee or its agents. In some leases, the Fund may be responsible for certain of these obligations, such as certain insurance and maintenance expenses, but generally only during a period when the equipment is not under lease.

     Most of the Fund's lease agreements will require the lessees to maintain:

     -- casualty insurance in an amount equal to the greater of the full value of the equipment or a specified amount set forth in the lease, and

     -- liability insurance naming the Fund as an additional insured with a minimum limit of $1,000,000 in coverage.

     The Fund may enter into remarketing agreements with manufacturers of equipment on terms that are customary in the industry. A remarketing agreement is an agreement whereby the manufacturer agrees with the lessor to assist the lessor in finding a new lessee at the termination of the original lease. The Manager will determine, in its sole discretion, whether to enter into such agreements and with which manufacturers to do so. Most remarketing agreements call for the manufacturer to find a second user only on a "best efforts" basis. Thus, a remarketing agreement does not assure the lessor that the equipment can or will be re-leased at the end of the initial lease term. The monthly rental payments under a new lease or the sale price of such equipment would be subject to the final approval of the Manager. Under a remarketing agreement, the manufacturer would participate with the Fund in revenues on an incentive basis. The manufacturer would typically receive a percentage of the revenue derived by the Fund from the equipment under the agreement, which would increase after the Fund received a specified return on its investment.

Growth Capital Equipment Financing

     At least 75% of the Fund's equipment portfolio, by cost, as of the final commitment of offering proceeds, will consist of transactions financing equipment for lessees with investment grade or equivalent credit status. In the rest of its portfolio, the Fund intends to finance some equipment for a variety of public and non-public companies, and to obtain terms from some non-public lessees and borrowers that may include, as consideration to the party providing financing, the granting of warrants, options or other rights to purchase equity securities of the lessee or borrower, or the opportunity to purchase such equity securities outright (such rights to purchase equity interests and direct equity investments are referred to in this Prospectus as the "equity interests"). Growing young companies often have more difficulty obtaining financing for equipment essential to the development and growth of their business, and, as a result, must offer lessors and lenders substantial cash deposits, equity participation or other extraordinary consideration to obtain financing for the equipment. The Fund intends to focus up to 20% of its initial portfolio in this market to achieve investment returns from both its direct lease and loan revenues and gains it may realize from the equity interests.

     The Manager will look for those companies that show solid potential for consistent profitability within a specific time period, and that have obtained or are expected to attract sufficient equity venture capital to finance their operations through expected profitability. The Manager will seek to identify potential lessees that are at an early enough stage in their capitalization to require these types of financing solutions, but which demonstrate the potential to both satisfy their lease terms and provide attractive equity participation to the Fund as lessor. The Manager will also seek to identify more mature, privately-held companies that seek creative financing solutions involving the granting of equity interests to the Fund. The Fund would expect these transactions to involve more high technology, low residual value equipment than the primary portion of its portfolio. As noted above, the Fund's portfolio will consist primarily of low obsolescence equipment that will be expected to retain significant residual value upon expiration of the initial leases. In contrast, the portion of the Fund's portfolio invested in growth capital financing transactions is expected to return invested capital and a targeted return on investment through the regular cash payments due during the initial lease term.

     The Fund will only acquire equity interests in conjunction with the financing of equipment by the Fund, including leases and loans to the issuer of the equity interests or to a parent, subsidiary or affiliate of the issuer. In many cases, the Fund expects to acquire equity interests, such as warrants and options to purchase securities, in consideration of its equipment financing and without any other cash investment by the Fund at the time it acquires such rights (such rights granted as part of the financing transaction are referred to here as "warrant coverage"). In such cases, cash investment by the Fund would be made upon exercise of the rights, and the Fund expects to use operating cash flow to fund such exercises. In other cases, the Fund may obtain the right to make a direct cash investment in the lessee's or borrower's securities at the time the equipment financing is provided, for which the Fund would use proceeds from the offering of Units. In order to assure that the Fund will not be deemed an "investment company" under the Investment Company Act of 1940, the Manager will in no event during the life of the Fund permit the aggregate value of the equity interests and any other investment securities held by the Fund to exceed 40% of the value of the Fund's total assets.

     In addition to true lease financing, the Fund's growth capital leasing investments may be in the form of "leases intended for security" and secured loan transactions with equipment as the collateral. In a true lease transaction, the Fund as lessor would be considered the owner of the equipment for tax purposes, and is therefore entitled to cost recovery deductions allocable to the equipment. A "lease intended for security" or finance lease may be nominally structured as a lease, but is analogous to an installment sale contract or loan agreement, and is treated as a loan for tax purposes, with the "lessor" as lender and the "lessee" as the borrower. In a secured loan agreement, the Fund would be the lender and the user of the equipment would be the borrower. In each case, the borrower would be deemed the owner of the equipment for tax purposes and would retain, as part of the economic structure of the lease, all of the rights to cost recovery deductions and other tax aspects of ownership. In these transactions, the borrower will typically have an obligation to make fixed periodic installments of principal and interest over a specified term. The Manager will attempt to structure these transactions so that the payments of principal and interest, together with any equity interests involved, will return the Fund's investment and provide a desirable rate of return on investment in view of the associated financing risks.

     In finance leases and secured loans, the Fund will have a security interest in the equipment financed in the transaction, as well as receivables and proceeds under any lease or rental agreement relating to the equipment or other assets. The Fund's security interest may be a senior lien on the financed assets, providing the Fund with the right, on any default under the financing arrangement, to foreclose on the assets that are collateral, and to take possession and or sell the assets in order to satisfy the borrower's obligation. The Fund may also provide financing as a junior or subordinate lender under appropriate circumstances. In such cases, the Fund's right to enforce its obligations against the collateral would be subject to the priority of any senior lender's rights.

     In conjunction with its lease of equipment to lessees, the Fund will negotiate the acquisition from the lessees, or their parents or affiliates, rights to purchase the equity securities of such entities, or, in some cases, the securities themselves. The equity interests may be in the form of warrants or options to purchase equity securities, common shares, preferred shares, convertible equity, convertible debt, or any other form of interest which is structured to give the Fund the right to benefit from growth in the market value of the lessee's equity capital. At some time in the future, typically at the time of, or soon after, the lessee's equity securities become publicly registered or tradeable, generally through an initial public offering, merger or reorganization, the Fund would exercise its rights represented by the equity interests, acquire the lessee's publicly-traded securities and seek to dispose of the securities at a profit. The equity interests may also mature upon the negotiated sale of the lessee through the sale of all of the lessee's equity securities or a sale of all its assets and liquidation of the proceeds to the equity holders.

     The Fund's management will determine when and whether to exercise rights to convert or acquire securities subject to the equity interests. To exercise warrant or option rights the Fund will pay an exercise price, which may be financed out of the disposition proceeds to be realized upon an immediate resale of the purchased securities. There can be no assurance that the issuers of the equity interests will achieve capital growth and that the equity interests will generate any profit, or that such growth and profits will be achieved during the Fund's anticipated holding period.

Leasing Industry and Competition

     Leasing has become one of the major methods by which American businesses finance their capital equipment needs. According to information published by the Equipment Leasing Association (the "ELA"), a leasing industry trade association, total U.S. business investment in equipment increased annually from $376.2 billion in 1992 to a peak of $796 billion in 2000, before declining to $697 billion in 2001 and an estimated $655 billion in 2002. The total U.S. equipment leasing volume, according to the ELA, increased annually from $121.7 billion in

1992 to a peak of $247 billion in 2000, before declining to $216 billion in 2001 and an estimated $204 billion in 2002. The volume of equipment lease financing reflects general economic conditions, and as the economy slows or builds momentum, the demand for productive equipment generally slows or builds, and equipment lease financing volume generally decrease or increase. The U.S. economy experienced recession during 2001 and 2002 and the volume of equipment financing contracted as a result.

     In addition to fluctuations in demand for equipment, investment returns from equipment leasing may be affected by prevailing interest rates, as alternative financing structures and costs affect lease pricing. The U.S. economy has recently experienced a period of relatively low interest rates. While low interest rates may initially enhance the value of existing long term lease investments with higher locked in lease rates, lower interest rates will potentially reduce the lease rates available on new lease financing transactions.

     Although ATEL anticipates growth in the economy and in demand for equipment in the future, many uncertainties may affect the equipment financing industry. These uncertainties range from the potential near term effects of conflict in the Middle East, to the potential long term effects of the many new accounting and disclosure rules and regulations imposed on public companies by Congress, the Securities and Exchange Commission and accounting regulators in the wake of highly publicized business failures and accounting scandals. ATEL is unable to predict what, if any, effect these and other developments will have on the economy in general and on capital investment in equipment by U.S.business and lease financing in particular.

     See Figure 4 for a graphic presentation of the components of U.S. corporate financing and the role played by equipment leasing (according to the ELA). Please note that this chart reflects equipment lease financing from all sources, including manufacturers, financial institutions and private and public lease financing companies, and not just public equipment leasing programs such as the Fund. Public programs like the Fund represent only a relatively small portion of the total lease financing industry. The ELA estimates that each increase of $1 billion in equipment investment by U.S. industry reflects an increase of approximately 30,000 jobs.


Figure 4
                               [GRAPHIC OMITTED]











     In obtaining lessees, the Fund will compete with manufacturers of equipment that provide leasing programs and with established leasing companies and equipment brokers. Manufacturers of equipment may offer certain incentives including maintenance services and trade-in or replacement privileges that the Fund cannot offer. The Fund may also be competing with manufacturers and others who offer leases that provide for longer terms and lower rates than leases that the Fund will offer. There are numerous other potential entities, including entities organized and managed similarly to the Fund, seeking to purchase equipment subject to leases.

Joint Venture Investments

     The Fund may purchase certain of its equipment by acquiring a controlling interest in a partnership, equipment trust or other form of joint venture with a non-Affiliate, which owns the equipment. The controlling interest requirement may be satisfied by ownership of more than 50% of the venture's capital or profits or from provisions in the governing agreement giving the Fund certain basic rights. For example, control may take the form of the right to make or veto certain management decisions or provide for certain predetermined benefits for the Fund in the event that any other party to the venture should decide to sell, refinance or change the assets owned by the venture. The Fund may not acquire equipment jointly with others unless:

          (i) the joint venture agreement does not authorize or require the Fund to do anything with respect to the equipment that the Fund, or the Manager, could not do directly because of the policies set forth in the Operating Agreement, and

          (ii) the transaction does not result in payment of duplicate fees.

     The Fund may also acquire equipment by joint venture or as co-owner with an Affiliate if the following conditions are met:

          (i) the Affiliate will be required to have substantially identical investment objectives to those of the Fund;

          (ii) there are no duplicate fees;

          (iii) the Affiliate must make its investment on substantially the same terms and conditions as the Fund;

          (iv) the Affiliate must have a compensation structure substantially identical to that of the Fund;

          (v) the venture must be entered into in order to obtain diversification or to relieve the Manager or Affiliates from commitments entered into under Section 15.2.15 of the Operating Agreement or similar provisions governing the Affiliate; and

          (vi) the Fund has a right of first refusal should a co-venturer decide to sell the property owned by the venture.

     Because both the Fund and its Affiliate will be required to approve decisions pertaining to the equipment, a management impasse may develop. If one party, but not the other, wishes to sell the equipment, the party not desiring to sell will have a right of first refusal to purchase the other party's interest in the equipment. The Fund may not, however, be able to exercise its right of first refusal unless it has the financial resources to do so, and there can be no assurances that it will.

General Restrictions

     The Fund will not: (i) issue any Units after the offering terminates or issue Units in exchange for property, (ii) make loans to the Manager or its Affiliates, (iii) invest in or underwrite the securities of other issuers, (iv) operate in such a manner as to be classified as an "investment company" for purposes of the Investment Company Act of 1940, (v) except as set forth herein, purchase or lease any equipment from nor sell or lease property to the Manager or its Affiliates, or (vi) except as expressly provided herein, grant the Manager or any of its Affiliates any rebates or give-ups or participate in any reciprocal business arrangements with such parties that would circumvent the restrictions in the Operating Agreement, including the restrictions applicable to transactions with Affiliates.

     The Manager and its Affiliates, including their officers and directors, may engage in other businesses or ventures that own, finance, lease, operate, manage, broker or develop equipment, as well as businesses unrelated to equipment leasing.

Changes in Investment Objectives and Policies

     Unit holders have no right to vote on the establishment or implementation of the investment objectives and policies of the Fund, all of which are the responsibility of the Manager. However, the Manager cannot make any material changes in the investment objectives and policies described above without first obtaining the written consent or approval of Members owning more than 50% of the total outstanding Units entitled to vote.

                              CONFLICTS OF INTEREST

     The Fund is subject to various conflicts of interest arising out of its relationship with the Manager and Affiliates of the Manager. These conflicts include, but are not limited to, the following:

     The Manager engages in other, potentially competing, activities. The Manager serves in the capacity of manager or general partner in other public programs engaged in the equipment leasing business, and it and its Affiliates also engage in the business of purchasing and selling equipment and arranging leases for their own account and for the accounts of others. The Manager will have conflicts of interest in allocating management time, services and functions among the prior programs, the Fund, any future investment programs and activities for its own account. The Manager believes that it has or can employ sufficient staff, equipment and other resources to discharge fully their responsibilities to each such activity.

     In addition, as a general partner of prior programs, the Manager will be contingently liable for obligations of these programs, except nonrecourse indebtedness relating to the acquisition of equipment. Such obligations are expected to consist primarily of normal operating and other current expenses, and the Manager does not believe this responsibility will affect its ability to satisfy its responsibilities to the Fund.

     Competition for Investments. The Manager will have conflicts of interest to the extent that its prior or future investment programs may compete with the Fund for opportunities in the acquisition and leasing of equipment. Prior public programs currently in operation and expected to acquire additional equipment investments include: ATEL Capital Equipment Fund VII, L.P. ("ACEF VII"); ATEL Capital Equipment Fund VIII, LLC ("ACEF VIII"); and ATEL Capital Equipment Fund IX, LLC ("ACEF IX") (together collectively referred to as "Prior Programs"). The Prior Programs have investment objectives substantially identical to those of the Fund and may have funds available for investment in additional equipment at a time when the Fund is also active in seeking to invest or reinvest in equipment. Certain of the equipment owned and to be acquired by the Prior Programs and the Fund may be similar and may be purchased from the same manufacturers. Furthermore, the Manager and its Affiliates may in the future form additional investment programs having similar objectives, and accordingly, the Fund may be in competition with any such future programs formed by the Manager.

     Any time two or more investment programs (including the Fund) affiliated with the Manager have capital available to acquire and lease the same types of equipment, conflicts of interest may arise as to which of the programs should proceed to acquire available items of equipment. In such situations, the Manager will analyze the equipment already purchased by, and investment objectives of, each program involved, and will determine which program will purchase the equipment based upon such factors, among others, as:

     (i) the amount of cash available in each program fo such acquisition and the length of time such funds have been available,

     (ii) the current and long-term liabilities of each program,

     (iii) the effect of such acquisition on the diversification of each program's equipment portfolio,

     (iv) the estimated income tax consequences to the investors in each program from such acquisition, and

     (v) the cash distribution objectives of each program.

If after analyzing the foregoing and any other appropriate factors, the Manager determines that such acquisition would be equally suitable for more than one program, then the Manager will purchase such equipment for the programs on the basis of rotation with the order of priority determined by the length of time each program has had funds available for investment, with the available equipment allocated first to the program that has had funds available for investment the longest.

     The Manager and Affiliates will receive substantial fees and other compensation. Fund operations will result in certain compensation to the Manager and its Affiliates. The Manager has absolute discretion in all decisions on Fund operations. Because the amount of such fees may depend, in part, on the debt structure of equipment acquisitions and the timing of these transactions, the Manager and its Affiliates may have conflicts of interest. For example, the acquisition, retention, re-lease or sale of equipment and the terms of a proposed transaction may be less favorable to the Fund and more favorable to the Manager under certain circumstances. It should be noted that the Manager intends to cause the Fund to incur aggregate acquisition debt in an amount approximately equal to 50% of the total cost of equipment.

     In all cases where the Manager or its Affiliate may have a conflict of interest in determining the terms or timing of a transaction by the Fund, the Manager or its Affiliate will exercise its discretion strictly in accordance with its fiduciary duty to the Fund and the Holders.

     Agreements are not Arm's-Length. Agreements between the Fund and the Manager or any of its Affiliates are not the result of arm's-length negotiations and performance by the Manager and its Affiliates will not be supervised or enforced at arm's-length.

     No independent managing underwriter has been engaged for the distribution of the Units. ATEL Securities Corporation is an Affiliate of the Manager and will perform wholesaling services for the Fund as the Dealer Manager. It may not be expected to have performed due diligence in the same manner as an independent broker-dealer. The Dealer Manager has acted in the same capacity in prior offerings sponsored by the Manager and its Affiliates and is expected to do so in any future offerings that the Manager and its Affiliates may conduct.

     The Fund, the Manager and prospective Holders have not been represented by separate counsel. In the formation of the Fund, drafting of the Operating Agreement and the offering of Units, the attorneys, accountants and other professionals who perform services for the Fund all perform similar services for the Manager and its Affiliates. The Fund expects that this dual representation will continue in the future. However, should a dispute arise between the Fund and the Manager, the Manager will cause the Fund to retain separate counsel.

     The Fund may enter into joint ventures with programs managed by the Manager or its Affiliates. The Manager may face conflicts of interest as it may control and owe fiduciary duties to both the Fund and the affiliated co-venturer. For example, because of the differing financial positions of the co-venturers, it may be in the best interest of one entity to sell the jointly-held equipment at a time when it is in the best interest of the other to hold the equipment. Nevertheless, these joint ventures are restricted to circumstances whereby the co-venturer's investment objectives are comparable to the Fund's, the Fund's investment is on substantially the same terms as the co-venturer and the compensation to be received by the Manager and its Affiliates from each co-venturer is substantially identical.

                             ORGANIZATIONAL DIAGRAM

     The following diagram (Figure 5) shows the relationships among the Fund, the Manager and certain Affiliates of the Manager that may perform services for the Fund (solid lines denote ownership and control and dotted lines denote other relationships).

Figure 5



                           ATEL Capital Group ("ACG")
                                      |
                                      |
       -----------------------------------------------------------------
       |                     |                           |             |
       |                     |                           |             |
       |                     |                           |             |
ATEL Equipment  ATEL Financial Services, LLC    ATEL Investor      ATEL Leasing
Corporation           (" Manager")       |         Services        Corporation
   ("AEC")                               |         ("AIS")           ("ALC")
     |                       |           |           |                   |
     |                       |           |           |                   |
     |                       |           |           |                   |
     |                       |           |           |                   |
     |                       |           |           |                   |
     |     ATEL Securities Corporation   |           |                   |
     |        (the "Dealer Manager")     |           |                   |
     |                                   |           |                   |
     |                                   |           |                   |
     |                                   |           |                   |
     |                                   |           |                   |
     |                                   |           |                   |
     |------------------ATEL Capital Equipment Fund X, LLC---------------|
                                  (the "Fund")


     Dean L. Cash holds 95% of ATEL Capital Group's outstanding voting stock. ATEL Capital Group controls 100% of the outstanding capital stock of each of the Manager, ALC, AIS and AEC. The Manager owns 100% of the outstanding capital stock of the Dealer Manager. See "Management" for further information concerning the above entities and their respective officers and directors.

                          FIDUCIARY DUTY OF THE MANAGER

     The Manager is accountable to the Fund as a fiduciary and, consequently, is required to exercise good faith and integrity in all dealings with respect to Fund affairs.

     Under California law and subject to certain conditions, a Member may file a lawsuit on behalf of the Fund (a derivative action) to recover damages from a third party or to recover damages resulting from a breach by a Manager of its fiduciary duty. In addition, a Member may sue on behalf of himself and all other Members (a class action) to recover damages for a breach by a Manager of its fiduciary duty, subject to class action procedural rules. This area of the law is complex and rapidly changing, and investors who have questions regarding the duties of a Manager and the remedies available to Members should consult with their counsel.

     The Operating Agreement does not excuse the Manager from liability or provide it with any defenses for breaches of its fiduciary duty. However, the fiduciary duty owed by a Manager is similar in many respects to the fiduciary duty owed by directors of a corporation to its shareholders, and is subject to the same rule, commonly referred to as the "business judgment rule," that directors are not liable for mistakes in the good faith exercise of honest business judgment or for losses incurred in the good faith performance of their duties when performed with such care as an ordinarily prudent person would use. As a result of the business judgement rule, a manager may not be held liable for mistakes made or losses incurred in the good faith exercise of reasonable business judgment. Accordingly, provision has been made in the Operating Agreement that the Manager has no liability to the Fund for losses arising out of any act or omission by the Manager, provided that the Manager determined in good faith that its conduct was in the best interest of the Fund and, provided further, that its conduct did not constitute fraud, negligence or misconduct. As a result, purchasers of Units may have a more limited right of action in certain circumstances than they would in the absence of such a provision in the Operating Agreement specifically defining the Manager's standard of care.

     The Operating Agreement also provides that, to the extent permitted by law, the Fund is to indemnify the Manager and its Affiliates providing services to the Fund against liability and related expenses (including attorneys' fees) incurred in dealings with third parties, provided that the conduct of the Manager is consistent with the standards described in the preceding paragraph. A successful claim for such indemnification would deplete Fund assets by the amount paid. The Manager will not be indemnified against any liabilities arising under the Securities Act of 1933. In addition, the Fund will not pay for any insurance covering liability of the Manager or any other persons for actions or omissions for which indemnification is not permitted by the Operating Agreement.

     Subject to the fiduciary relationship, the Manager has broad discretionary powers to manage the affairs of the Fund under the terms of the Operating Agreement and under California law. Generally, actions taken by the Manager are not subject to vote or review by the Holders, except to the limited extent provided in the Operating Agreement and under California law.


                                   MANAGEMENT

The Manager

     The Manager is ATEL Financial Services, LLC (the "Manager" or "AFS"), formed as a California corporation in 1977 under the name All Type Equipment Leasing, Inc., and converted to a limited liability company in 2001 as described below. The Manager's offices are located at 600 California Street, 6th Floor, San Francisco, California 94108, and its telephone numbers are 415/989-8800 and 800/543-ATEL. Its officers have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, as more fully described below and in Exhibit A hereto. The Manager and its Affiliates are sometimes collectively referred to below as "ATEL" for convenience.

     Since its organization in 1977, ATEL has been active in several areas within the equipment leasing industry, including: (i) originating and financing leveraged and single investor lease transactions for corporate investors, (ii) acting as a broker/packager by arranging equity and debt participants for equipment lease transactions originated by other leasing companies, and (iii) consulting on the pricing and structuring of equipment lease transactions for banks, leasing companies and corporations.

     The Manager has organized nine prior public programs to acquire and lease equipment. During the past 20 years, ATEL has participated in structuring and/or arranging lease transactions involving aggregate equipment costs in excess of $1.8 billion. The Monitor Daily is an independent equipment leasing and finance publication published by Molloy Associates to track developments in the equipment leasing industry. Since 1991, the Monitor has annually published a list of the 100 largest leasing companies in the U.S. Since 1992, it has included ATEL in this list of the top 100 leasing companies. Of the top ten leasing companies on the Monitor's list, none provides public leasing investment opportunities.

     In April 2001, ATEL Financial Corporation converted from a California corporation to a California limited liability company, and changed its name to ATEL Financial Services, LLC ("AFS" or "Manager"). AFS remains a subsidiary of ATEL Capital Group ("ACG"), with all of the equity interest in AFS indirectly controlled by ACG through its subsidiaries. The managing member of AFS is ATEL Leasing Corporation ("ALC"), and its members are ALC and ATEL

Business Credit, Inc. ("ABC"). Each of ALC, ABC, ATEL Equipment Corporation ("AEC") and ATEL Investor Services ("AIS") is a wholly-owned subsidiary of ATEL Capital Group. ALC, AEC and AIS will perform services for the Fund under the direction of the Manager. Acquisition services will be performed for the Fund by ALC, equipment management and asset disposition services will be performed by AEC, and AIS will perform partnership management, administration and investor services. Finally, the Dealer Manager, ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of AFS. ACG had a net worth as of July 31, 2002, its most recent fiscal year end, well in excess of the NASAA Guidelines minimum of $1,000,000. ACG is responsible for all aspects of the performance by its affiliates of services necessary to the operation of the Fund and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services.

     The officers and directors of ACG, AFS and their Affiliates are as follows:

Name                          Positions
----                          ---------

Dean L. Cash              Chairman of the Board, President and Chief Executive
                          Officer of ACG, AFS and AEC; Director, President and
                          Chief Executive Officer of ALC, AIS and ASC
Paritosh K. Choksi        Director, Executive Vice President, Chief Financial
                          Officer and Chief Operating Officer of ACG, AFS, ALC,
                          AIS and AEC

Vasco H. Morais           Senior Vice President and General Counsel for ACG,
                          AFS, ALC, AIS and AEC

Kenneth H. Werner         Senior Vice President of ACG and ALC
David W. Ford             Executive Vice President of ASC and AIS
Donald E. Carpenter       Controller of ACG, AFS, ALC, AEC and AIS; Chief
                          Financial Officer of ASC
Russell H. Wilder         Vice President, Chief Credit Officer of ACG, AFS, ALC
                          and AEC
Thomas P. Monroe, Jr.     Vice President of AEC
Ernest C. Goggio          Director of ACG
A.J. Batt                 Director of ACG

     Dean L. Cash, age 52, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been a director of the Dealer Manager since its organization and its president since 1986. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the NASD.

     Paritosh K. Choksi, age 49, joined ATEL in 1999 as a director, senior vice president and its chief financial officer, and has been its chief financial officer, executive vice president and chief operating officer since April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its growth capital lease portfolio. Mr. Choksi was part of the executive management team which caused Phoenix's portfolio to grow from $50 million in assets to over $2 billion. Mr. Choksi has served as a member of the board of directors of Syntel, a public company, since 1997. Mr. Choksi received a Bachelor of Technology degree in mechanical engineering from the Indian Institute of Technology, Bombay in 1975; and an M.B.A. degree from the University of California, Berkeley in 1977.

     Vasco H. Morais, age 44, joined ATEL in 1989 as general counsel. Mr.
Morais manages ATEL's legal department, which provides legal and contractual support in the negotiating, drafting, documenting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley; a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, serves on the Uniform Commercial Code Committee of the Business Law Section of the State Bar of California.

     Kenneth H. Werner, age 52, joined ATEL as the Senior Vice President of the ATEL Leasing Corporation in October 2002. Prior to joining ATEL, Mr. Werner was the President of Velos Capital from 2001 to 2002. From 1998 to 2001, Mr. Werner was Senior Vice President for Hartford Computer Group and was responsible for the creation and management of the Financial Services Division for Hartford. From 1991 to 1998, Mr. Werner was Senior Vice President - Western United States for GE Capital Computer Leasing. From 1982 to 1991 Mr. Werner was a Vice President in the sales division of Comdisco Inc. From 1973 to 1982 Mr. Werner was with Xerox corporation and held various positions in Sales and Management. Mr. Werner received a B.S. degree in Education from Eastern Illinois University in 1973, with a major in Mathematics.

     David W. Ford, age 49, joined ATEL in February 2001 and as Executive
Vice President of ATEL Securities Corporation is responsible for marketing and servicing all ATEL sponsored investment products. As Executive Vice President of ATEL Investor Services, Mr. Ford is responsible for investor relations for all operating ATEL programs. Prior to joining ATEL, from 1996 through 2000, Mr. Ford was Senior Vice President at Aetna Investment Services, Inc. responsible for developing and marketing mutual fund and annuity products. From 1992 through 1995 Mr. Ford held a similar position at Fidelity Investments Institutional Services Company, Inc. From 1990 until 1992 Mr. Ford was a Vice President with Monarch Financial Services, Inc. marketing investment and insurance products. Mr. Ford received a bachelor's degree from the University of Colorado in 1975 and a Masters degree in Resource Planning and Economic Analysis from Colorado State University in 1978. He is qualified as a registered general securities representative with the NASD.

     Donald E. Carpenter, age 53, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was employed as an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was employed by Deloitte Haskins & Sells, certified public accountants in San Jose, California. From 1971 to 1975, Mr. Carpenter was a supply officer in the U.S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981. He is qualified as a registered principal with the NASD.

         Russell H. Wilder, age 49, joined ATEL in 1992 as Vice President of ATEL Business Credit, Inc. and in 1995 became its Senior Vice President of Operations. He has also served as Chief Credit Officer to ATEL Financial Corporation since October 1992. From 1990 to 1992 Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. Prior to 1990, Mr. Wilder had numerous assignments in the credit and operations departments for small, mid-size and big ticket lease transactions with Westinghouse Credit, Wells Fargo Leasing and Fireside Thrift Co., a Teledyne subsidiary. Mr. Wilder holds a BS with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the United Association of Equipment Lessors.

         Thomas P. Monroe, Jr., age 38, joined ATEL in 1998 as a portfolio manager in the asset management department. In July 2002, Mr. Monroe was named Vice President of ATEL Equipment Corporation. In this function, Mr. Monroe manages ATEL's asset management department, which is responsible for residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing offlease equipment. Prior to joining ATEL, Mr. Monroe was employed by GE Capital for 6 years as a portfolio manager in the computer leasing division. Mr. Monroe received a B.A. degree in Psychology from the University of California, Berkeley in 1987 and an M.B.A. degree with a concentration in International Marketing from the University of Notre Dame in 1990. Mr. Monroe is a candidate member of the American Society of Appraisers and has successfully completed four course levels required for the Machinery and Equipment Valuation specialty.

     Ernest C. Goggio, age 79, joined the board of ATEL in April of 2001. Since June, 1988, he has been chairman at Invivo Corp., a publicly held medical device company. Since June, 1966, he has served as chairman and has been a major stockholder in Pillar Corp., PHSI and other privately held companies. Mr. Goggio has been active for many years in the startup, acquisition and investment in a variety of privately held companies primarily in the manufacturing sector. He is also currently managing a portfolio of passive investments. Prior to starting his own companies he held management positions with Westinghouse Electric and Louis Allis (a division of Litton Industries). Mr. Goggio graduated with a degree in Math and Physics from the University of Toronto in 1944, and subsequently served as a radar officer in the Pacific theater while attached to the British Navy during World War II.

     A. J. Batt, age 65, was president and a director of ATEL since its organization and until the restructuring in 2001 described above, at which time he retired as an officer but remains on the ACG board of directors. Mr. Batt founded ATEL in 1977. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973, Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Selection and Management of Investments

     ATEL Leasing Corporation has the primary responsibility for selecting and negotiating potential acquisitions and leases of equipment, subject to the Manager's supervision and approval. The Manager's Investment Committee will approve any acquisition before it is consummated. The Investment Committee currently consists of Dean L. Cash, Paritosh K. Choksi, Donald E. Carpenter and Russell Wilder.

     ATEL Equipment Corporation will manage the Fund's portfolio of equipment, subject to the Manager's supervision. Management services to be provided by AEC include collection of lease payments from the lessees of equipment, re-leasing services upon termination of leases, inspection of equipment, acting as a liaison between lessees and vendors, general supervision of lessees and vendors to ensure that the equipment is being properly used and operated by lessees, arranging for maintenance and related services with respect to the equipment and the supervision, monitoring and review of others performing services for the Fund. Third parties may participate in managing or may separately manage equipment for which they will receive a fee from the Fund.

Management Compensation

     The Fund does not pay the officers or directors of the Manager or its Affiliates any compensation. However, the Fund will pay the Manager and its Affiliates the Asset Management Fee for their services to the Fund and the Manager will have a Carried Interest in the Fund as a Member equal to 7.5% of Fund allocations of Distributions, Net Income and Net Loss. Furthermore, the Fund will reimburse the Manager and its Affiliates for certain costs incurred on behalf of the Fund, including the cost of certain personnel (excluding controlling persons of the Manager) who will be engaged by the Manager to perform administrative, accounting, secretarial, transfer and other services required by the Fund. Such individuals may also perform similar services for the Manager, its Affiliates and other investment programs to be formed in the future.

Changes in Management

     The Operating Agreement provides that the Manager may be removed as Manager at any time upon the vote of Holders owning more than 50% of the total outstanding Units entitled to vote, and Holders have the right to elect a successor Manager in place of the removed Manager by a similar vote. The Manager may only withdraw voluntarily from the Fund with the approval of Holders owning in excess of 50% of the Units entitled to vote on Fund matters. The Holders have no voice in the election of directors or appointment of officers of the Manager or its parent, ATEL Capital Group, and the capital stock of such entities can be transferred without the consent of the Fund or the Holders.

     The by-laws of the Manager provide for a maximum of three directors. The by-laws can be amended to increase the number of directors either by a vote of stockholders or of directors. In the event of a vacancy or increase in the number of members of the board of directors, the remaining directors may elect the members to serve until the next annual meeting of directors. Directors are otherwise elected annually by vote of the stockholders, and the directors appoint corporate officers to serve at the will of the board.

The Dealer Manager

     ATEL Securities Corporation (the "Dealer Manager") was organized in October 1985 principally for the purpose of assisting in the distribution of securities of programs to be sponsored by the Manager and its Affiliates. The Dealer Manager became a member of the NASD in February 1986. The Dealer Manager is a wholly-owned subsidiary of ATEL. The Dealer Manager will provide certain wholesaling services to the Fund in connection with the distribution of the Units offered hereby.


                            PRIOR PERFORMANCE SUMMARY

     THE INFORMATION PRESENTED IN THIS SECTION AND IN THE TABLES INCLUDED AS EXHIBIT A TO THIS PROSPECTUS REPRESENTS HISTORICAL RESULTS OF PRIOR EQUIPMENT LEASING PROGRAMS SPONSORED BY THE MANAGER AND ITS AFFILIATES. INVESTORS IN THE FUND SHOULD NOT ASSUME THAT THEY WILL EXPERIENCE INVESTMENT RESULTS COMPARABLE TO THOSE EXPERIENCED BY INVESTORS IN PRIOR PROGRAMS.

     Since July 28, 1977, the Manager and its Affiliates have financed, structured or arranged equity and debt participation for equipment leasing transactions involving total equipment costs in excess of $1.8 billion. The Manager has sponsored and syndicated nine prior public equipment leasing programs (collectively referred to as the "Prior Programs"). In addition, beginning in August 1999, ATEL sponsored ATEL Venture Fund, LLC, a private fund formed to engage exclusively in "venture leasing," a different primary investment objective than that of the Fund or the Prior Programs.

     The first Prior Program, ATEL Cash Distribution Fund ("ACDF"), commenced a public offering of up to $10,000,000 of its equity interests on March 11, 1986. ACDF terminated its offering on December 18, 1987 after raising a total of $10,000,000 in offering proceeds from a total of approximately 1,000 investors, all of which proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF acquired a variety of types of equipment with a total purchase cost of approximately $11,133,679. All of such equipment had been sold and the partnership was terminated as of December 31, 1997. Through its liquidation, ACDF made cash distributions to its investors in the aggregate amount of $1,121.03 per $1,000 invested. Of this amount a total of $244.89 represents investment income and $876.14 represents return of capital.

     The second Prior Program, ATEL Cash Distribution Fund II ("ACDF II"), commenced a public offering of up to $25,000,000 (with an option to increase the offering to $35,000,000) of its equity interests on January 4, 1988. ACDF II terminated its offering on January 3, 1990 after raising a total of $35,000,000 in offering proceeds from a total of approximately 3,100 investors, all of which proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF II acquired a variety of types of equipment with a total purchase cost of approximately $52,270,536. All of such equipment had been sold and the partnership was terminated as of December 31, 1998. ACDF II made total cash distributions to its investors in the aggregate amount of $1,222.63 per $1,000 invested. Of this amount a total of $335.43 represents investment income and $887.20 represents return of capital.

     The third Prior Program, ATEL Cash Distribution Fund III ("ACDF III"), commenced a public offering of up to $50,000,000 (with an option to increase the offering to $75,000,000) of its equity interests on January 4, 1990. ACDF III terminated its offering on January 3, 1992 after raising a total of $73,855,840 in offering proceeds from a total of approximately 4,822 investors, all of which proceeds were committed to equipment acquisitions, estimated organization and offering expenses and capital reserves. ACDF III acquired a variety of types of equipment with a total purchase cost of approximately $99,629,942. All of such equipment had been sold and the partnership was terminated as of December 31, 2000. ACDF III made cash distributions to its investors in the aggregate amount of $1,329.76 per $1,000 invested. Of this amount a total of $379.10 represents investment income and $950.66 represents return of capital.

     The fourth Prior Program, ATEL Cash Distribution Fund IV ("ACDF IV"), commenced a public offering of up to $75,000,000 of its equity interests on February 4, 1992. ACDF IV terminated its offering on February 3, 1993 after raising a total of $75,000,000 in offering proceeds from a total of approximately 4,873 investors, all of which proceeds have been committed to equipment acquisitions, estimated organization and offering expenses and capital reserves. ACDF IV had acquired a variety of types of equipment with a total purchase cost of approximately $108,734,880 as of June 30, 2002. Of such equipment, items representing an original purchase cost of approximately $97,195,220 had been sold as of December, 2001. Through June 30, 2002, ACDF IV had made cash distributions to its investors in the aggregate amount of $1,178.93 per $1,000 invested. Of this amount a total of $304.52 represents investment income and $874.41 represents return of capital.

     The fifth Prior Program, ATEL Cash Distribution Fund V ("ACDF V"), commenced a public offering of up to $125,000,000 of its equity interests in February 1993. ACDF V terminated its offering in November 1994, after raising a total of $125,000,000 in offering proceeds from a total of approximately 7,217 investors, all of which proceeds have been committed to equipment acquisitions, estimated organization and offering expenses and capital reserves. ACDF V had acquired a variety of types of equipment with a total purchase cost of approximately $186,995,157 as of December 31, 2001. Of such equipment, items representing an original purchase cost of approximately $107,925,930 had been sold as of December 31, 2001. Through June 30, 2002, ACDF V had made cash distributions to its investors in the aggregate amount of $934.78 per $1,000 invested. Of this amount a total of $160.98 represents investment income and $773.80 represents return of capital.

     The sixth Prior Program, ATEL Cash Distribution Fund VI ("ACDF VI"), commenced a public offering of up to $125,000,000 of its equity interests in November 1994. ACDF VI terminated its offering in November 1996, after raising a total of $125,000,000 in offering proceeds from a total of approximately 6,401 investors, all of which proceeds have been committed to equipment acquisitions, estimated organization and offering expenses and capital reserves. ACDF VI had acquired a variety of types of equipment with a total purchase cost of $208,277,121 as of December 31, 2001. Of such equipment, items representing an original purchase cost of approximately $108,340,176 had been sold as of June 30, 2002. Through June 30, 2002, ACDF VI had made cash distributions to its investors in the aggregate amount of $739.22 per $1,000 invested. Of this amount a total of $102.95 represents investment income and $636.27 represents return of capital.

     The seventh Prior Program, ATEL Capital Equipment Fund VII ("ACEF VII"), commenced a public offering of up to $150,000,000 of its equity interests in November 1996. ACEF VII terminated its offering as of November 29, 1998, after raising a total of $150,000,000 in offering proceeds from a total of approximately 5,586 investors, all of which proceeds have been committed to equipment acquisitions, estimated organization and offering expenses and capital reserves. ACEF VII had acquired a variety of types of equipment with a total purchase cost of $302,698,648 as of August 31, 2002. Of such equipment, items representing an original purchase cost of approximately $52,083,244 had been sold as of August 31, 2002. Through June 30, 2002, ACEF VII had made cash distributions to its investors in the aggregate amount of $521.26 per $1,000 invested. Of this amount a total of $99.39 represents investment income and $421.87 represents return of capital.

     The eighth Prior Program, ATEL Capital Equipment Fund VIII ("ACEF VIII"), commenced a public offering of up to $150,000,000 of its equity interests in December 1998. ACEF VIII terminated its offering on November 30, 2000, having raised a total of $135,562,350 in offering proceeds from a total of approximately 3,625 investors, all of which proceeds have been committed to equipment acquisitions, estimated organization and offering expenses and capital reserves. ACEF VIII had acquired a variety of types of equipment with a total purchase cost of $249,040,775 as of August 31, 2002. Of such equipment, items representing an original purchase cost of approximately $11,312,944 had been sold as of August 31, 2002. Through June 30, 2002, ACEF VIII had made cash distributions to its investors in the aggregate amount of $290.14 per $1,000 invested. Of this amount a total of $5.95 represents investment income and $284.19 represents return of capital.

         The ninth Prior Program, ATEL Capital Equipment Fund IX ("ACEF IX"), commenced a public offering of up to $150,000,000 of its equity interests in January 2001. ACEF IX terminated its offering on January 15, 2003, having raised a total of $121,104,600 in offering proceeds, from a total of approximately 3,078 investors. Of these gross proceeds, a total of approximately $98,275,000 has been committed to asset acquisitions, actual and estimated organization and offering expenses and capital reserves, and the balance remains available for commitment to equipment lease transactions. ACEF IX had acquired a variety of types of assets with a total purchase cost of $56,298,894 as of December 31, 2002. Of such equipment, items representing an original purchase cost of approximately $762,524 had been sold as of August 31, 2002. Through June 30, 2002, ACEF IX had made cash distributions to its investors in the aggregate amount of $26.88 per $1,000 invested. Of this amount a total of $12.75 represents investment income and $14.13 represents return of capital.

          As discussed elsewhere in this Prospectus, fluctuations in demand for equipment may affect the ability of a leasing program to invest its capital in a timely manner. Of the Prior Programs, ACEF VII and ACEF VIII are in their reinvestment stages, in which each of these Prior Programs is permitted to acquire additional equipment with excess operating revenues remaining after debt service and distributions to investors. ACEF IX is in the process of committing the balance of its gross offering proceeds to its initial equipment portfolio. Equipment lessors have experienced a more difficult market in which to make suitable investments during the past two years of reduced growth and recession in the U.S. economy as a result of the softening demand for capital equipment during this period. Delays in investment may have a negative impact on ACEF IX. The Manager believes that it has identified industry segments, lease markets and potential transaction structures that will permit ACEF IX to fully invest its proceeds and all available leverage in equipment lease transactions suitable to its investment objectives.

         Each of the Prior Programs has had, as an investment objective, the reinvestment of cash flow after payment of debt service and certain minimum distributions. Reinvestment is intended to increase the size, diversification and return on their equipment portfolios. Adverse economic conditions during the past three years have affected the timing and terms of remarketing and re-leasing efforts by these Prior Programs. An extended remarketing cycle and lower lease rates have limited the ability of ACDF V, ACDF VI, ACEF VII and ACEF VIII to generate sufficient cash flow to permit significant reinvestment. In the future, adverse conditions in the general economy and equipment demand may also result in delays in leasing, re-leasing and disposition of equipment, and in reduced returns on invested capital. In any event, there can be no assurance as to what future developments may occur in the economy in general or in the demand for equipment and lease financing in particular.

     Although certain of the Prior Programs have experienced lessee defaults in the ordinary course of business, none of the Prior Programs has experienced an unanticipated rate of default or other major adverse business developments that the Manager believes will impair its ability to meet its investment objectives. As of June 30, 2002, the Prior Programs have acquired equipment with a total purchase cost of approximately $1.26 billion during a period of over 16 years since the date the first Prior Program commenced operations. Aggregate losses from material lessee defaults on these transactions have been approximately $7 million, or approximately 0.55% of the assets acquired, substantially less than the amount assumed by the Manager and its Affiliates in structuring these portfolios as the losses to be anticipated in the ordinary course of leasing business. There is no identifiable trend in the frequency or amount of lessee defaults experienced by prior programs.

     The Prior Programs have investment objectives that are similar to those of the Fund. The factors considered by the Manager in determining that the investment objectives of the prior programs were similar to those of the Fund include the types of equipment to be acquired, the structure of the leases to such equipment, the credit criteria for lessees, the intended investment cycles, the reinvestment policies and the investment goals of each program. Therefore, all of the information set forth in the tables included in Exhibit A -- "Prior Performance Information" may be deemed to relate to programs with investment objectives similar to those of the Fund.

     In Tables I through III, information is presented with respect to all Prior Programs sponsored by the Manager and its Affiliates that completed their offerings of interests within the five-year period ended December 31, 2001. It should be noted that the tabular information concerning ACDF IX does not reflect results of an operating period after completion of its funding. Table IV includes information concerning the three Prior Programs that had completed their respective operations as of June 30, 2002. Table V includes information regarding all acquisitions of equipment by ACEF VII, ACEF VIII and ACEF IX through August 31, 2002. Table VI includes information regarding all dispositions of equipment by ACEF VII, ACEF VIII and ACEF IX through August 31, 2002.

     The following is a list of the tables set forth in Exhibit A:

     Table I   --    Experience in Raising and Investing Funds

     Table II  --    Compensation to the Manager and Affiliates

     Table III --    Operating Results of Prior Programs

     Table IV  --    Results of Completed Programs

     Table V   --    Acquisition of Equipment by Prior Programs

     Table VI  --    Sales or Disposals of Equipment

The Manager will provide to any investor, upon written request and without charge, copies of the most recent Annual Reports on Form 10-K filed with the Securities and Exchange Commission by each of the Prior Programs, and will provide to any investor, for a reasonable fee, copies of the exhibits to such reports. Investors may request such information by writing to ATEL Investor Services, Inc. at 600 California Street, 6th Floor, San Francisco, CA 94108 or by calling the Manager at (415) 989-8800.


                        INCOME, LOSSES AND DISTRIBUTIONS

     The taxable income and taxable loss of the Fund (the "Net Income and Net Loss") and all Fund cash distributions shall be allocated 92.5% to investors and 7.5% to the Manager as the Carried Interest.

Allocations of Net Income and Net Loss

     The Fund will close its books as of the end of each quarter and allocate Net Income, Net Loss and cash distributions on a daily basis, i.e., Fund items will be allocated to the investors in the ratio in which the number of Units held by each of them bears to the total number of Units held by all as of the last day of the fiscal quarter with respect to which such Net Income, Net Loss and cash distributions are attributable; provided, however, that, with respect to Net Income, Net Loss and cash distributions attributable to the offering period of the Units (including the full quarter in which the offering terminates), such Net Income, Net Loss and cash distributions shall be apportioned in the ratio in which (i) the number of Units held by each investor multiplied by the number of days during the period the investor owned the Units bears to (ii) the amount obtained by totaling the number of Units outstanding on each day during such period. No Net Income, Net Loss and cash distributions with respect to any quarter will be allocated to Units repurchased by the Fund during such quarter, and such Units will not be deemed to have been outstanding during such quarter for purposes of the foregoing allocations. Transfers of Member interests will not be effective for any purpose until the first day of the following month.

Timing and Method of Distributions

     Fund cash distributions are generally made and allocated to Holders on a quarterly basis. However, the Manager will determine amounts available for distributions on a monthly rather than quarterly basis. All investors will be entitled to elect to receive distributions monthly rather than quarterly by designating such election in a written request delivered to the Manager. An initial election to receive monthly rather than quarterly distributions may be made at the time of subscription by designating such election on the Subscription Agreement. Thereafter, each Investor may, during each fiscal quarter, designate an election to change the timing of distributions payable to the Investor for the ensuing fiscal quarter by delivering to the Manager a written request. Investors who have previously elected monthly distributions may at such time elect to return to quarterly distributions and those receiving quarterly distributions may elect monthly distributions for the following quarter. Distributions will be made by check payable to the record Holder unless another payee is designated in writing executed by the Holder. Holders may elect in writing to have distributions paid by wire transfer to designated accounts. Wire transfer instructions may be given upon subscription or may be provided at any time thereafter for subsequent distributions.

Allocations of Distributions

     Distributions will be allocated among Investors on the same basis as Net Income and Net Loss. Amounts to be distributed will be determined after payment of Fund operating expenses, establishment or restoration of capital reserves deemed appropriate by the Manager, and, to the extent permitted, reinvestment in additional equipment.

     The Fund anticipates that income taxes on a portion of its distributions will be deferred by depreciation available from its equipment. To the extent Net Income is reduced by depreciation deductions, distributions will be considered return of capital for tax purposes and income tax will be deferred until subsequent years. Until investors receive total distributions equal to their original investment, a portion of each distribution will be deemed a return of capital rather than a return on capital. Notwithstanding the foregoing, however, the Manager intends to make distributions only out of cash from operations and cash from sales or refinancing and not out of capital reserves or offering proceeds held pending investment.

     The Fund is intended to be self-liquidating. After the sixth year following the end of the offering, the Fund will distribute all available cash, other than reserves deemed required for the proper operation of its business, including reserves for the upgrading of equipment to preserve its value or to purchase equipment the Fund has committed to buy prior to the end of the reinvestment period.

     When the Fund liquidates, and after the Fund pays its creditors (including Investors who may be creditors), the Fund will distribute any remaining proceeds of liquidation in accordance with each Member's positive Capital Account balance. As a result, if cash distributions are made during the period between the date Investors are first admitted to the Fund and the end of the offering of Units, it is likely that different amounts would be distributable upon liquidation to the different Investors, depending on their then Capital Account balances. This difference will be substantially reduced or eliminated by the special allocation to Investors of gain from the sale of equipment, which could equalize their Capital Account balances. In particular, if distributions made during the offering period to Investors who were admitted at the initial admission date reflect a return of capital (or to the extent that such Investors receive allocations of net losses relating to the offering period), such Investors will receive less on liquidation of the Fund than those who were admitted at the final admission date. Furthermore, to the extent that those Investors who were admitted at the first admission date receive allocations of net profits relating to the offering period in excess of the distributions of cash for that same period, such Investors will receive more distributions on liquidation than those Investors who are admitted at end of the offering. As noted above, any differences would be substantially reduced or eliminated to the extent the Manager equalizes Capital Accounts through special allocations of gain from the sale of equipment.

Reinvestment

     The Fund has the right to reinvest revenues during the period ending six years after the offering ends. Before the Fund can reinvest in equipment, however, the Fund must, at a minimum, distribute

          (i) enough cash to allow an investor in a 31% federal income tax bracket to meet the federal and state income taxes due on income from the operations of the Fund;

          (ii) through the first full fiscal quarter ending at least six months after termination of the offering of Units, an amount equal to the lesser of:

               (a) 8% per annum on their original capital contribution, or

               (b) 90% of the total amount of cash available for distributions; and

          (iii) for each quarter during the rest of the reinvestment period, an amount equal to 8% per annum on their original capital contribution.

Return of Unused Capital

     Any net offering proceeds received by the Fund during the first twelve months of the offering not committed to investment in equipment by eighteen months after the beginning of the offering, and any offering proceeds received in a second year of the offering not committed to investment by a date six months after the end of the offering (except amounts used to pay operating expenses or required as capital reserves) will be distributed to Investors pro rata as a return of capital. In addition, in order to refund to the Investors the amount of Front End Fees attributable to such returned capital, the Manager has agreed to contribute to the Fund, and the Fund will distribute to Investors pro rata, the amount by which the unused capital so distributed, divided by the percentage of offering proceeds remaining after payment of all Front End Fees, exceeds the amount of unused capital distributed.

Cash from Capital Reserve Account

     The Operating Agreement requires that the Fund initially establish a cash reserve for general working capital purposes in an amount equal to not less than 1/2 of 1% of the offering proceeds (equal to $6,000 if the minimum Units are sold and $750,000 if the maximum Units are sold). Any cash reserves used need not be restored, and, if restored, may be restored from the operating revenues of the Fund. Distributions of cash reserves will be allocated and distributed in the same manner as cash proceeds from sales of equipment. Cash reserves that the Manager deems no longer required as capital reserves may be distributed or invested by the Fund.

Sources of Distributions -- Accounting Matters

     During the initial years, the Fund may experience losses determined in accordance with accounting principles generally accepted in the United States. A substantial portion of any losses would likely be caused by depreciation, which is a non-cash expense. As a result, distributions made in the initial years of the Fund may be considered to be a return of capital and not investment income.

     Without regard to the accounting method adopted, to the extent equipment is not producing revenues in excess of operating expenses, debt service and other contractual obligations, distributions may be considered a return of capital.

                                 CAPITALIZATION

     The capitalization of the Fund, as of the date of this Prospectus and as adjusted to reflect the issuance and sale of the Units offered hereby assuming the minimum 120,000 Units and the maximum 15,000,000 Units are sold, is as follows:


                                                                 As of       Minimum      Maximum
                                                                 the Date    120,000      15,000,000
                                                                 hereof      Units        Units
                                                                 --------    ----------   ------------
     Units of Member Interest ($10 per Unit)...................       500     1,200,500    150,000,500
                                                                   ======    ==========   ============
     Total Capitalization......................................     $ 500    $1,200,500   $150,000,500
     Less Estimated Organization and Offering Expenses.........        --       138,000     18,750,000
     Net Capitalization........................................     $ 500    $1,062,000   $131,250,500
                                                                   ======    ==========   ============


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     Until receipt and acceptance of subscriptions for 120,000 Units, the Fund will not commence active operations.

     After the minimum capital is received, subscription proceeds will be released to the Fund from escrow and applied to the payment or reimbursement of Organization and Offering Expenses, leaving estimated net proceeds available for investment and operations of $1,062,000. As additional subscriptions for Units are received, the Fund will experience a relative increase in liquidity and a relative decrease in liquidity as capital is expended in the purchase and lease of equipment.

     The Fund will acquire equipment with cash and debt. The Fund may borrow on a secured or unsecured basis amounts up to 50% of the aggregate purchase price of equipment, and intends to borrow the maximum amount permitted. The Fund currently has no arrangements with, or commitments from, any lender with respect to debt financing. The Manager anticipates that any acquisition financing or other borrowing will be obtained from institutional lenders. Except as discussed below in connection with asset securitization financing, the Fund does not currently anticipate that it will engage in any material hedging transactions.

     Until required for the acquisition or operation of equipment, the offering proceeds will be held in short-term, liquid investments. The Fund is required by the Operating Agreement to establish an initial working capital reserve in the amount of 1/2 of 1% of the Gross Proceeds.

     For financial reporting purposes, equipment on operating leases will generally be depreciated using the straight-line method, over periods equal to the terms of the related leases to the equipment, down to an amount equal to the estimated residual value of the equipment at the end of the related leases. The treatment for financial reporting purposes differs from cost recovery for tax purposes in which the IRS prescribes certain useful lives for each type of equipment and the Code provides specific accelerated rates of depreciation over those useful lives.

     The potential effects of inflation on the Fund are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect the Fund in a number of ways. The cost of equipment acquisitions could increase with inflation, but cost increases could be offset by the Fund's ability to increase lease rates in an inflationary market. Revenues from existing leases would not generally increase with inflation, as the Fund does not expect to provide for rent escalation clauses tied to inflation in its leases. Nevertheless, the anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from the Fund's leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     Fluctuations in prevailing interest rates could also affect the Fund. The cost of capital reflected in interest rates is a significant factor in determining market lease rates and the pricing of lease financing generally. Higher interest rates could affect the cost of Fund borrowing, reducing its yield on leveraged investments or reducing the desirability of leverage. The Fund would also expect that increases or decreases in prevailing interest rates would generally result in corresponding increases or decreases in available lease rates on new leases. Except as discussed below, interest rate fluctuations would generally have little or no effect on existing leases, as rates on such leases would generally be fixed without any adjustment related to interest rates.

     The Fund may incur short-term bridge financing bearing a variable interest rate, but this borrowing would involve little exposure to increased interest rates because of its limited term. However, the Manager expects that any asset securitization financing by the Fund will involve borrowing at a variable interest rate based on an established reference rate. The Manager would seek to mitigate the Fund's exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation of the Fund. The Manager's policy will be to incur variable rate financing only under conditions and terms which limit the potential adverse effect on the Fund's anticipated return on the related lease transactions. Other than in short-term bridge financing or asset securitization financing, the Manager will seek to avoid borrowing under terms which provide for a rate of interest which may vary. The Manager will attempt to limit any other variable interest rate borrowing to those instances in which the lessee agrees to bear the cost of any increase in the interest rate. If such debt is incurred without a corresponding variable lease payment obligation, the Fund's interest obligations could increase while lease revenues remain fixed. Accordingly, a rise in interest rates may increase borrowing costs and reduce the amount of income and cash available for Distributions. Historically, the interest rates charged by major banks have fluctuated; as a result, the precise amount of interest which the Fund may be charged under such circumstances cannot be predicted.


                         FEDERAL INCOME TAX CONSEQUENCES

     The following is a summary of all material federal income tax considerations which may be relevant to a prospective investor. However, it is impractical to set forth in this Prospectus all aspects of federal, state, local and foreign tax law which may affect an investment in the Fund. Furthermore, the discussion of various aspects of federal, state, local and foreign taxation contained herein is based on the Internal Revenue Code, existing laws, judicial decisions and administrative regulations, rulings and practice, all of which are subject to change. Prospective investors are urged to consult their own tax advisers, attorneys and/or accountants with specific reference to their own tax situations and the effect thereon of an investment in the Units.

     The Fund's management will prepare its income tax information returns. The Fund will make a number of decisions on such tax matters as the expensing or capitalizing of particular items, the proper period over which capital costs may be depreciated or amortized, the allocation of acquisition costs between equipment and management fees, and other similar items. Such matters will be handled by the Fund. Tax counsel to the Fund will not prepare or review the Fund's income tax information returns.

Opinions of Derenthal & Dannhauser

         Derenthal & Dannhauser has reviewed this section of the Prospectus. Derenthal & Dannhauser is of the opinion that, to the extent that the summary of Federal income tax consequences to the investors set forth in this section involves matters of law, such statements are accurate in all material respects under the Internal Revenue Code, Treasury Regulations and existing interpretations thereof and address fairly the principal aspects of each material Federal income tax issue relating to an investment in the Fund. Based on the assumptions and representations described herein, and as more fully set forth hereinafter, Derenthal & Dannhauser is of the opinion that for Federal income tax purposes:

        -- the Fund will be classified as a partnership and not as an association taxable as a corporation;

        -- the Fund will not be treated as a publicly traded partnership;

        -- it is more likely than not that the allocations of profits and losses included in the operating agreement would not be significantly modified if challenged by the IRS;

        -- to the extent the Fund enters into true leases, such activities will constitute passive activities.

The opinions of Derenthal & Dannhauser are based upon the facts described in this Prospectus, ATEL's representation of facts to Derenthal & Dannhauser, and the assumption that the Fund will operate its business as described in this Prospectus. Any alteration of the facts may adversely affect the opinions rendered.

        Each prospective investor should note that the opinions described herein represent only Derenthal & Dannhauser's best legal judgment. They have no binding effect or official status of any kind. The Fund has not requested an IRS ruling on any matter. There can be no assurance that the IRS will not challenge any of Derenthal & Dannhauser's opinions.

        Treasury Regulations impose standards regarding tax shelter opinions. For this purpose, a tax shelter is an investment that has, as a significant or intended feature, the generation of tax losses or tax credits to shelter taxable income or tax liability from other sources. The Fund is not a tax shelter within that meaning. Derenthal & Dannhauser's opinion does not follow the standards applicable to tax shelters opinions.

     There are certain issues upon which Derenthal & Dannhauser cannot express an opinion because:

     -- the issue is subject to facts that are not presently known and cannot readily be determined,

     -- the issue is subject to future events, or

     -- there is insufficient judicial or other authority upon which a conclusive opinion can be based.

     Such factual determinations may include:

     --   whether a lease is a true lease or a financing or other type of arrangement; or

     -- the tax treatment resulting from the receipt, the holding or the disposition of equity interests.

Classification as a Partnership

     The Fund will not apply for an IRS ruling regarding its classification for Federal income tax purposes. ATEL has represented that the Fund will not elect to be treated as a corporation for Federal income tax purposes under the Internal Revenue Code Section 7701 Treasury Regulations. Derenthal & Dannhauser has rendered its opinion that the Fund will be classified as a partnership and will not be treated as an association taxable as a corporation for Federal income tax purposes. Derenthal and Dannhauser's opinion is based upon the foregoing representation of ATEL and the continued effectiveness of the Treasury Regulations. If the Treasury Department were to amend its Regulations, it is possible that the Fund would not qualify as a partnership under the amended regulations.

     Notwithstanding the preceding, if Units are considered publicly traded the Fund will be treated as a corporation under the publicly traded partnership provisions of Internal Revenue Code Section 7704. The Fund will be treated as publicly traded if Units are traded on an established securities market, or readily tradable on a secondary market or the substantial equivalent thereof. An established securities market includes a securities exchange as well as a regular over- the-counter market. Treasury Regulations under Internal Revenue Code Section 7704 state that a secondary market for an entity's interests generally is indicated by the existence of a person standing ready to make a market in the interests, or where the holder of an interest has a readily available, regular and ongoing opportunity to sell or exchange his interest through a public means of obtaining or providing information on offers to buy, sell or exchange interests. Complicity or participation of the entity is relevant in determining whether there is public trading of its interests. A partnership will be considered as participating in public trading where trading in its interests is in fact taking place and the partnership's governing documents impose no meaningful limitation on the holders' ability to readily transfer their interests. A partnership's right to refuse to recognize transfers is not a meaningful limitation unless such right actually is exercised.

     Whether the Units will become readily tradable on a secondary market or the substantial equivalent thereof cannot be predicted with certainty. The Units will not be deemed readily tradable on a secondary market or the substantial equivalent thereof if any of the safe harbors included in the Treasury Regulations is satisfied. One of these is the 2% safe harbor. If the sum of the interests in Fund capital or profits that are sold or otherwise transferred during a tax year does not exceed 2% of the total interests in capital or profits, then a secondary market or its equivalent in Units will not exist.

     Neither the Fund nor ATEL will have any control over an independent third person establishing a secondary market in Units. However, the Fund's operating agreement requires that an investor obtain the consent of ATEL prior to any transfers of Units. ATEL intends to exercise its discretion in granting and withholding its consent to transfers so as to fall within the parameters of the 2% safe harbor. If the Fund complies with the 2% safe-harbor provision of the Treasury Regulations, Derenthal & Dannhauser is of the opinion that the Fund will not be considered a publicly traded partnership.

     If the Fund were treated for federal income tax purposes as a corporation in any year, (i) instead of there being no tax at the Fund level, the Fund would be required to pay federal income taxes upon its taxable income; (ii) state and local income taxes could be imposed on the Fund; (iii) losses of the Fund would not be reportable by the investors on their personal income tax returns; (iv) any distributions would be taxable to an investor as (a) ordinary income to the extent of current or accumulated earnings and profits, and (b) gain from the sale of the investor's Units to the extent any distribution exceeded such earnings and profits and the tax basis of such Units; (v) distributions would be classified as portfolio income which would not be available to offset passive activity losses. See "Limitation on Deduction of Losses -- Passive Loss Limitation" below. Also, a change in status from a partnership to a corporation could result in taxable income to an investor. The amount of taxable income would equal his share of the liabilities of the Fund over the adjusted basis of his Units.

     Any of the foregoing would substantially reduce the effective yield on an investment in Units.

     The following discussion is based upon the assumption that the Fund will be classified as a partnership for federal income tax purposes.

Allocations of Profits and Losses

     In general, a partner's distributive share of partnership income, gain, deduction or loss will be determined in accordance with the operating or partnership agreement. However, if such allocations do not have substantial economic effect, distributive shares will be determined in accordance with the partners' interests in the partnership.

     An allocation has economic effect under the Treasury Regulations if: (i) each partner's share of partnership items is reflected by an increase or decrease in the partner's capital account; (ii) liquidation proceeds are distributed in accordance with capital account balances; and (iii) any partner with a capital account deficit following the distribution of liquidation proceeds is required to restore such deficit.

     An allocation can have economic effect even if a partner is not required to restore a deficit balance in his capital account, but only (i) to the extent the allocation does not reduce his capital account balance below zero; and (ii) if the operating or partnership agreement contains a qualified income offset. An agreement contains a qualified income offset if it provides that a partner who unexpectedly receives an adjustment, allocation or distribution that reduces his capital account below zero will be allocated income or gain in an amount and manner sufficient to eliminate his deficit capital account balance as quickly as possible.

     Special rules apply to the allocation of deductions attributable to nonrecourse debt. Such allocations will be respected under the Treasury Regulations if the partners who are allocated the deductions bear the burden of the future income related to the previous deductions. In particular, the following additional elements must be satisfied: (i) the operating or partnership agreement must provide for allocations of nonrecourse deductions in a manner consistent with allocations of some other significant partnership item related to the property securing the nonrecourse debt, provided such other allocations have substantial economic effect; (ii) all other material allocations and capital account adjustments under the operating or partnership agreement are recognized under the Treasury Regulations, and (iii) the operating or partnership agreement contains a minimum gain chargeback.

     A minimum gain chargeback provides that, if there is a net decrease in partnership minimum gain during a tax year, all partners will be allocated items of partnership income and gain in proportion to, and to the extent of, an amount equal to the portion of such partner's share of the net decrease in partnership minimum gain. The amount of partnership minimum gain is determined by computing the amount of gain, if any, that would be realized by the partnership if it disposed of the property subject to the nonrecourse liability in full satisfaction thereof.

     The Fund's operating agreement prohibits losses from being allocated to an investor that would cause a deficit capital account in excess of the investor's share of Fund minimum gain. Nonrecourse deductions will be allocated in the same manner as operating profits and losses. The operating agreement contains a minimum gain chargeback provision and a qualified income offset provision that are intended to comply with the provisions of the Treasury Regulations. The operating agreement provides that capital accounts will be maintained in accordance with the provisions of the Treasury Regulations. The operating agreement also provides that proceeds on liquidation will be distributed in accordance with positive capital account balances. Therefore, Derenthal & Dannhauser is of the opinion that it is more likely than not that the allocations included in the operating agreement would not be significantly modified if challenged by the IRS.

     The economic effect of the Fund allocations also must be "substantial." The meaning and scope of the substantiality requirements under the Treasury Regulations are unclear at this time. Based on current Treasury Regulations, Derenthal & Dannhauser does not believe the Fund allocations present any material substantiality issues. Consequently, as stated above, Derenthal & Dannhauser is of the opinion that it is more likely than not that the Fund's allocations would not be significantly modified by the IRS. However, no assurance can be given that the IRS will not disagree. If the IRS were successful in challenging the Fund's allocations, the investors' shares of tax loss could decrease or their shares of taxable income could increase.

Income Recognition

     The Fund will prepare its tax returns using the accrual method of accounting. Under the accrual method, the Fund will include in income items such as interest and rentals as and when earned by the Fund, whether or not received. Thus, the Fund may be required to recognize income sooner than would be the case under the cash receipts and disbursements method of accounting.

     Some leases provide for varying rental payments over the years. Section 467 of the Internal Revenue Code can require a lessor to take such rental payments into income as if the rent accrued at a constant level rate. This provision applies to certain sale-leaseback transactions and certain long-term leases. Certain of the Fund's leases may provide for varying rental payments. If so,
Section 467 requires the Fund to accrue the rental payments on such leases at a constant level rate. This could result in investors receiving increased allocations of taxable income or reduced allocations of loss in earlier years, without any increase in distributions until subsequent years. An additional consequence could be a conversion of a portion of the Fund's rental income from any such lease to interest income. Rental income generally constitutes passive income. Interest income generally constitutes portfolio income. See "Limitation on Deduction of Losses -- Passive Loss Limitation."

Taxation of Investors

     As long as the Fund is treated as a partnership for federal income tax purposes, it will not be subject to any federal income taxes. Nonetheless, the Fund will file federal partnership information tax returns for each calendar year.

     Each investor will be required to report on his own federal income tax return his share of Fund items of income, gain, loss, deduction or credit. An investor will be subject to tax on his distributive share of Fund income whether or not any distribution is made to him.

     If the amount of a distribution to an investor for any year exceeds the investor's share of the Fund's taxable income for the year, the excess will constitute a return of capital. A return of capital is applied first to reduce the tax basis of the investor's Units. Any amounts in excess of such tax basis generally will be taxable as a gain from the sale of a capital asset. However, all or a portion of a distribution to an investor in exchange for:

     (i) an interest in inventory items which have substantially appreciated in value, or

     (ii) unrealized receivables

will generally result in the receipt of ordinary income. The terms inventory items and unrealized receivables are specially defined for this purpose. The term unrealized receivables includes depreciation recapture.

Limitation on Deduction of Losses

     There are limitations on an investor's ability to deduct his distributive share of Fund losses. Among them are: (i) losses will be limited to the extent of the investor's tax basis in his Units; (ii) losses will be limited to the amounts for which the investor is deemed at risk; and (iii) losses will be limited to the investor's income from passive activities. Deduction of losses attributable to activities not engaged in for profit also are limited.

     Tax Basis. Initially, an investor's tax basis for his Units will be equal to the price paid for the Units. Each investor will increase the tax basis for his Units by (i) his allocable share of the Fund's taxable income, and (ii) any increase in his share of the Fund's nonrecourse liabilities, and will decrease the tax basis for his Units by

     -- his allocable share of the Fund's tax loss,

     -- the amount of any distributions, and

     -- any reduction in his share of Fund nonrecourse liabilities.

If the tax basis of an investor should be reduced to zero, the amount of any distributions and any reduction in Fund nonrecourse liabilities will be treated as gain from the sale or exchange of the investor's Units.

     Subject to the other limitations discussed below, on his own federal income tax return an investor may deduct his share of the Fund's tax loss to the extent of the tax basis for his Units. Fund losses which exceed his tax basis may be carried over indefinitely and, subject to the limitations discussed below, deducted in any year to the extent his tax basis is increased above zero.

     At Risk Rules. Under Internal Revenue Code Section 465, the amount of losses which may be claimed by an individual or a closely-held corporation from equipment leasing activities cannot exceed the amount which the investor has at risk with respect to such activities. A closely-held corporation is a corporation more than 50% of which is owned directly or indirectly by not more than five individuals.

     The amount at risk is generally equal to the sum of money invested in the activity. In addition, an investor will be at risk with respect to any qualified nonrecourse financing used in the investment. An investor's at risk amount will be decreased by his share of Fund losses and distributions. An investor's at risk amount will be increased by his share of Fund income.

     The total amount of money paid by each investor for his Units will be considered at risk. Fund indebtedness is not expected to be considered at risk. Accordingly, an investor will only be able to deduct his share of Fund losses under the at risk rules in an amount equal to the purchase price of his Units, as adjusted for Fund income, losses and distributions. Any losses in excess of an investor's at risk amount will be treated as a deduction in succeeding taxable years, again subject to the at risk limitations. An investor must recapture previously allowed losses if the investor's amount at risk at the end of the year is reduced below zero.

     Even if an investor can claim Fund losses under the at risk rules, the investor is still subject to the other limits on deduction discussed herein.

     Under the Internal Revenue Code, the Fund will be permitted to aggregate its equipment leasing activities only with respect to equipment placed in service during the same taxable year. This could limit an investor's deduction for losses with respect to certain equipment, even though the investor must recognize income with respect to other equipment.

     Passive Loss Limitation. Internal Revenue Code Section 469 limits the amount of losses that individuals and certain other taxpayers may claim from an activity in which the taxpayer does not materially participate. Under this limitation, net losses from a passive activity may only be deducted against net income from passive activities. Passive activity losses may not be used to offset compensation income or other forms of active income. Also, passive activity losses may not be used to offset interest, dividends and other forms of portfolio income.

     To the extent the Fund enters into true leases for Federal income tax purposes, the equipment leasing activities of the Fund will be passive activities. See "Tax Status of Leases" below in this section. Fund losses from passive activities are considered to be passive activity losses. Most investors will only be able to deduct their share of Fund passive activity losses to the extent they have passive income from other sources. Any excess Fund passive activity losses will be suspended and carried forward indefinitely. Suspended passive activity losses may be used to offset passive activity income in future years. Suspended passive activity losses also may be claimed in full against all types of income if an investor disposes of all of his Units in a fully taxable transaction to an unrelated person.

     The Fund will have portfolio income:

     -- to the extent its investments constitute financing leases or secured loans, rather than true leases, and

     -- to the extent of any dividends it receives from equity interests in growth capital lease investments.

The Fund's receipt of the equity interests themselves may constitute a taxable event. The income therefrom could be passive or portfolio, depending upon the circumstances. Therefore, investors may be required to recognize taxable portfolio income and pay tax thereon in years in which they also are allocated passive losses which cannot be used by them. Counsel has rendered no opinion regarding the classification of financing leases, secured loans or equity interests.

     The passive loss limitation is applied after the at risk limitation. Thus, if a loss is disallowed under the at risk rules for a particular year, it will not again be disallowed by the passive loss limitation for such year. Rather, for the year in which the investor becomes at risk in the activity, the suspended at risk loss will become subject to the passive loss limitation.

     Hobby Losses. Section 183 of the Internal Revenue Code limits deduction of losses from activities not engaged in for profit. Whether an activity is engaged in for profit is based on the facts and circumstances from time to time. Although one of the objectives of the Fund is to provide investors with distributions, there can be no assurance that the Fund will be deemed to be engaged in an activity for profit. It is conceivable that the IRS may assert that the Fund is not engaged in an activity for profit. Prospective investors should consult their own tax advisers regarding the impact of Internal Revenue Code Section 183 on their particular situations.

Tax Status of Leases

     Whether a specific lease is categorized as a lease rather than as a sale or a financing for federal income tax purposes involves a factual determination. Accordingly, no assurance can be given that the Fund's leases of equipment will be treated as leases by the IRS. If they are treated as sales or financings rather than leases, the Fund and the investors would not be entitled to cost recovery deductions with respect to such leases. On the other hand, a portion of the lease rental payments would be deemed to constitute amortization of such financing or sales proceeds which would not be taxable to the Fund.

     The Fund does not intend to apply to the IRS for a ruling that any leases of equipment will be treated as leases for federal income tax purposes. No opinion of counsel has been rendered in this regard.

Cost Recovery

     MACRS. Under the Modified Accelerated Cost Recovery System, the cost of depreciable personal property placed in service after 1986 may be recovered using specified recovery methods over specified recovery periods.

     Under MACRS the cost of most recovery property is recovered using the 200% declining balance method. For some recovery property, the 150% declining balance method is utilized. The recovery periods generally range from three to 20 years.

     The Internal Revenue Code contains provisions to prevent taxpayers from utilizing MACRS on property placed in service prior to January 1, 1987. The cost of such property is recovered under the Accelerated Cost Recovery System in effect prior to 1987. In such cases, cost recovery deductions could be less in the early years and greater in later years than the cost recovery deductions allowable under MACRS.

     The amount by which cost recovery deductions using the 200% declining balance method exceeds the amount that would have been allowed using the 150% declining balance method will be an item of tax preference. See "Alternative Minimum Tax."

     Recapture. All cost recovery deductions claimed by Fund investors will be subject to recapture at ordinary income rates upon the disposition of the equipment or the investor's Units.

     Limitations on the Use of MACRS. Under certain circumstances, in addition to those set forth above, a taxpayer is required to recover the cost of property over a period longer than its MACRS recovery period. These circumstances include:

     -- property used predominantly outside the United States,

     -- property used by a foreign or tax-exempt entity and

     -- property owned by a partnership which has both tax-exempt entity and a person who is not a tax-exempt entity as holders, unless certain exceptions apply.

Tax Consequences Respecting Equity Interests

     The Internal Revenue Code includes a myriad of rules respecting the tax treatment of stock, stock options, stock warrants and similar items. A discussion of those provisions is beyond the scope of this prospectus. Investors should consult with their own tax advisors if they desire more information in that regard.

     The Fund will have taxable income on the receipt of cash lease payments. Similarly, the Fund could have taxable income on the receipt of equity interests. However, the Fund's receipt of equity interests will not provide cash for distribution to the investors. Any tax liability would be paid from an investor's own funds.

     Whether the Fund's receipt of equity interests will result in income recognition will depend upon various factors, including

     -- whether or not the transfer of the equity interests by the Fund is subject to restriction, and

     -- the nature of the equity interests. For example the receipt of marketable stock for no payment would almost always result in the recognition of income.

These factors will also determine the amount of income, if any, and its character for purposes of the passive activity rules. See "Limitation on Deduction of Losses -- Passive Loss Limitation" above.

     The Fund's exercise of stock options, warrants and similar securities could result in the recognition of income.

     No opinion of counsel has been rendered with regard to the tax treatment of equity interests.

Deductibility of Management Fees

     The Fund will pay asset management fees for services to be rendered by ATEL. The Fund intends to deduct the asset management fees. It is possible that the IRS may challenge the deductibility of all or a portion of the asset management fees on the basis that

     -- the amount thereof is excessive,

     -- all or a portion thereof is payment for other services performed by, or other value provided by, the recipient thereof, or

     -- payments for such services is not deductible.

If such a challenge by the IRS were successful, the asserted deductions would be reduced or eliminated.

Tax Liabilities in Later Years

     It is possible that after some years of Fund operations an investor's tax liabilities may exceed cash distributions to him in corresponding years. Such a situation would typically arise if the Fund's nondeductible loan amortization payments on its equipment exceeded its depreciation deductions. It is possible in such a situation that an investor's tax liabilities could exceed cash distributions. If so, such excess would be a nondeductible out-of-pocket expense to an investor. Based on historical experience with similar programs, ATEL does not believe these events are likely to occur.

Sales or Exchanges of Fund Equipment

     On the disposition of equipment, the Fund will realize gain in an amount equal to the proceeds received minus the basis in the equipment. As a result of cost recovery deductions, most equipment is expected to have a zero basis. Proceeds received includes any debt assumed by the transferee.

     Gain realized by the Fund on a disposition of equipment will be taxed as ordinary income to the extent of prior cost recovery deductions taken by the Fund on the equipment. Unless the Fund is a dealer in the property sold, any other gain generally will be treated as capital gain.

     A dealer is one who holds property primarily for sale to customers in the ordinary course of business. Whether property is so held as dealer property depends upon all of the facts and circumstances of the particular transactions. The Fund intends:

     -- to purchase equipment for investment only,

     -- to engage in the business of owning and operating such equipment, and

     -- to make occasional sales thereof.

Accordingly, the Fund does not anticipate that it will be treated as a dealer with respect to any of its equipment. However, there is no assurance that the IRS will not take the contrary position.

     As stated above, the Fund's gain on a disposition of equipment will be measured by the difference between the disposition proceeds, and the Fund's basis in the equipment. Disposition proceeds include the amount of any debt encumbering the property. Consequently, the amount of tax payable by an investor as a result of the disposition may exceed his share of the cash proceeds therefrom. In the event of a foreclosure of a debt on equipment owned by the Fund, the Fund would realize gain equal to the excess of such indebtedness over its adjusted tax basis of the equipment. In such event the investors would realize taxable income although they may not receive any cash distributions as a result of the foreclosure.

Disposition of Units

     The amount of gain which an investor will realize upon the disposition of his Units will equal the excess of

     -- the amount realized by the investor, over

     -- the investor's tax basis in the Units.

Conversely, the amount of loss which an investor will realize upon the disposition of his Units will equal the excess of

     -- the investor's tax basis, over

     -- the amount realized for the Units.

The amount realized on the sale of the Units will include the investor's share of any Fund liabilities. As a result, a disposition of Units may result in a tax liability in excess of the cash proceeds.

     Such gain or loss generally will be capital gain or loss. In the case of an individual, any such gain will be subject to tax at a maximum rate of 20%, if the Units have been held for more than 12 months. However, any gain realized on the disposition of a Unit by an investor which is attributable to unrealized receivables or inventory items will be taxed at ordinary income rates. Unrealized receivables would include the investor's share of previous Fund cost recovery deductions. An investor must recognize such cost recovery recapture in the year of disposition, regardless of the amount of proceeds received in the year of disposition.

Liquidation of the Fund

     The operating agreement provides that on liquidation of the Fund its assets will be sold. The sale proceeds will be distributed pursuant to the terms of the operating agreement. Each investor will realize his share of the gain or loss on the sale of Fund assets. In addition, each investor will recognize gain or loss measured by the difference between the cash he receives in liquidation and the adjusted tax basis of his Units. The cash an investor receives will include the cash constructively received as a result of relief of liabilities. Gain or loss recognized generally will constitute capital gain or loss. However, gain attributable to the recapture of cost recovery deductions will be taxable as ordinary income. See "Sales or Exchanges of Fund Equipment." It is anticipated that all or substantially all of any gains will be attributable to such deductions and taxed as ordinary income.

Fund Elections

     Section 754 of the Internal Revenue Code permits an entity such as the Fund to elect to adjust the tax basis of its property

     -- upon the transfer of units by sale or exchange or on the death of a holder, and

     -- upon the distribution of property by the fund t a holder.

This is known as a Section 754 election. If the Fund were to make such an election, then transferees of Units would be treated, for the purpose of depreciation and gain, as though they had acquired a direct interest in Fund assets.

     A Section 754 election is complex. A Section 754 election increases the expense of tax accounting. As a result, ATEL does not intend to cause the Fund to make a Section 754 election. If not, then an investor may have greater difficulty in selling his Units.

     The Internal Revenue Code includes other elections. The Fund may make various elections for federal tax reporting purposes which could result in various items of income, gain, loss, deduction and credit being treated differently for tax purposes than for accounting purposes.

Treatment of Gifts of Units

     Generally, no gain or loss is recognized for federal income tax purposes as a result of a gift of property. There are exceptions to the general rule. If a gift of a Unit were made at a time when the investor's allocable share of the Fund's nonrecourse indebtedness exceeded the adjusted tax basis of his Unit, such investor would realize gain for federal income tax purposes upon the transfer of such Unit to the extent of such excess. A charitable contribution of Units also would result in income or gain to the extent that the transferor's share of nonrecourse liabilities exceeded the adjusted tax basis in his Units. Gifts of Units may also result in gift tax liability pursuant to the rules applicable to all gifts of property.

Investment by Qualified Retirement Plans and IRAs

     Qualified pension, profit-sharing, stock bonus plans, Keogh Plans and IRAs are generally exempt from taxation. A qualified retirement plan or an IRA will have tax liability to the extent that its unrelated business taxable income exceeds $1,000 during any fiscal year. Unrelated business taxable income is determined in accordance with Sections 511-514 of the Internal Revenue Code. The Fund will be engaged in the business of equipment leasing. The share of a qualified retirement plan or an IRA of the Fund's business income will constitute unrelated business taxable income. A qualified retirement plan or IRA will be required to report its pro rata share of the Fund's business income as unrelated business taxable income if and to the extent that the investor's unrelated business taxable income from all sources exceeds $1,000 in any taxable year.

     A portion of the gain from the sale of equipment subject to acquisition indebtedness also will be included in the unrelated business income of a tax-exempt entity. Indebtedness is acquisition indebtedness if it was incurred directly or indirectly in connection with the acquisition or improvement of the equipment. In addition,

     -- gain which is characterized as ordinary income due to the recapture of cost recovery, or

     -- gain from equipment which is inventory or property held primarily for sale to customers in the ordinary course of a trade or business will be unrelated business taxable income.

     If a qualified retirement plan or IRA has unrelated business taxable income in excess of $1,000 for any year,

     -- it is subject to income tax on the excess, and

     -- it is obligated to file a tax return for such year.

Any tax due should be paid directly from the tax-exempt entity. Payment of the tax by the beneficiary could have other adverse tax consequences.

     All tax-exempt entities are urged to obtain the advice of a qualified tax advisor on the effect of an investment in Units.

Individual Tax Rates

     General. The highest individual tax rate currently is 38.6%. The benefits of personal exemptions are phased out for taxpayers with an adjusted gross income over certain thresholds. Further, otherwise allowable itemized deductions are reduced by an amount equal to 3% of a taxpayer's adjusted gross income over certain thresholds. Such deductions may not be reduced by more than 80%.

     Capital Gains and Losses. The excess of net long-term capital gains over short-term capital losses is referred to in the Internal Revenue Code as net capital gain. Net capital gain of individuals is taxed at a 20% maximum rate for most types of capital assets.

     Capital losses of individuals may offset capital gains plus only $3,000 of ordinary income in a year. Capital losses of corporations may offset capital gains only. Any remaining capital loss may be carried forward indefinitely.

     Two Percent Floor on Miscellaneous Itemized Deductions.   Noncorporate
investors may deduct itemized expenses only to the extent they exceed 2% of adjusted gross income. Itemized deductions include expenses paid or incurred

     -- for the production or collection of income,

     -- for the management, conservation, or maintenanc of property held for the production of income, or

     -- in connection with the determination, collectio or refund of a tax.

Alternative Minimum Tax

     In addition to the regular income tax, the Internal Revenue Code includes an alternative minimum tax for noncorporate and corporate taxpayers. The base upon which the alternative minimum tax is imposed is equal to

     -- the taxpayer's taxable income,

     -- subject to alternative minimum tax adjustments,

     -- increased by items of tax preference, and

     -- reduced by an exemption,

all as described below.

     Under the alternative minimum tax, depreciation deductions on personal property are computed using the 150% declining balance method rather than the 200% declining balance method. A less favorable net operating loss deduction is used in lieu of the regular tax net operating loss deduction.

     The itemized deductions allowable in computing alternative minimum taxable income include the following:

     -- charitable contributions,

     -- medical deductions in excess of 10% of adjusted gross income,

     -- casualty losses,

     -- interest on personal housing, and

     -- other interest to the extent of net investment income.

No standard deduction is allowed, but an exemption amount is available as discussed below.

     The Internal Revenue Code eliminates an incentive for married taxpayers to file separate returns by increasing the amount of alternative minimum taxable income by the lesser of:

     -- 25% of the excess of alternative minimum taxabl income over $165,000, or

     -- $22,500.

     For corporations, the Internal Revenue Code requires an addition to taxable income of 75% of the amount by which adjusted current earnings exceeds alternative minimum taxable income.

     In addition to the adjustments described above, alternative minimum taxable income is increased by the amount of items of tax preference. Tax preferences include excess depletion deductions, excess intangible drilling costs, tax-exempt interest, and the difference between the fair market value and the exercise price of stock acquired by exercise of an incentive stock option. No deduction is allowed for losses from a tax shelter farm activity.

     Tax credits cannot be used to offset alternative minimum tax. Any excess tax credits are first carried back one year and then forward 20 years.

     The alternative minimum tax for individuals is equal to:

     -- 26% of so much of the taxable excess as does no exceed $175,000, plus

     -- 28% of so much of the taxable excess as exceeds $175,000.

For this purpose, taxable excess means the amount by which alternative minimum taxable income exceeds the exemption amount. Subject to special increases for 2003 and 2004, the exemption amount is:

     -- $45,000 for a married couple filing a joint return or a surviving spouse,

     -- $33,750 for a single individual, and

     -- $22,500 for a married individual filing a separate return or for an estate or trust.

     However, the exemption is reduced by 25% of the amount by which the alternative minimum taxable income exceeds:

     -- $150,000 in the case of a married couple filing a joint return,

     -- $112,500 in the case of a single individual, an

     -- $75,000 in the case of a married individual filing a separate return or for an estate or trust.

     The corporate alternative minimum tax is the amount, if any, by which:

     -- 20% of the excess of:

          -- the corporation's alternative minimum taxable income, over

          -- the exemption amount, exceeds

     -- the corporation's regular tax for the year.

The corporate exemption amount is $40,000. However, this exemption is reduced by 25% of the amount by which alternative minimum taxable income exceeds $150,000. The corporate alternative minimum tax does not apply to corporations which have elected to be subject to Subchapter S of the Internal Revenue Code. Rather, the alternative minimum tax applies to the shareholders of an S corporation.

     The corporate alternative minimum tax has been repealed for small business corporations. A corporation that had average annual gross receipts of less than $5,000,000 for the three-year period beginning after December 31, 1993 is a small business corporation for its first taxable year beginning after December 31, 1997. A corporation that meets the $5,000,000 gross receipts test will continue to be treated as a small business corporation so long as its average gross receipts do not exceed $7,500,000.

     Because the impact of the alternative minimum tax is dependent upon each investor's particular tax situation, each prospective investor is urged to consult his own tax adviser as to the effect an investment in the Fund will have on the calculation of his alternative minimum tax liability.

Fund Tax Returns and Tax Information

     The Fund will use the accrual method of accounting. The Fund will adopt the calendar year as its tax year. The Fund's operating agreement requires the Fund to provide tax information to the investors within 75 days after the close of each Fund tax year. Some investors may be required to file their tax returns on or before March 15. If so, they may have to obtain an extension to file.

     Each investor must file his tax return either

     -- consistently with the information provided on the Fund's informational return or

     -- in a manner which notifies the IRS of any inconsistency.

Otherwise, the IRS could automatically assess and collect the tax, if any, attributable to the inconsistent treatment.

     An investor will be required to inform the Fund of the sale or exchange of his Units within the earlier of

     -- 30 days of the transaction, or

     -- January 15 of the calendar year following the calendar year in which the transaction occurs.

The Fund will be required to inform the IRS of each such transfer. The failure of an investor or of the Fund to file these notices may result in substantial penalties. The Fund also must inform both the seller and the buyer of Units of the proportionate interest of the transferred Units in the unrealized receivables and inventory items of the Fund. This notification must be made prior to February 1 of the calendar year following the calendar year in which the transaction occurs.

Interest and Penalties

     Document and Information Return Penalties. Three separate and distinct categories of penalties apply to information returns and payee statements, as follows:

     -- a penalty for failing to file an information return or to include correct information therein. An example is Form 8308, which a partnership must file upon a transfer of its partnership interests;

     -- a penalty for failing to file a payee statement or to include correct information on a payee statement. An example is Schedule K-1, which a partnership must provide annually to each partner; and

     -- a penalty for failure to comply with other information reporting requirements. An example is the requirement that a transferor must give notice to a partnership concerning the exchange of an interest in the partnership.

     The penalties in this category differ in amount. It is possible that a filer might reduce or avoid some of the penalties by filing corrected returns within specific time limits, or if the omissions and inaccuracies are inconsequential. On the other hand, the penalties may be increased if the failure to comply is due to intentional disregard.

     Accuracy-Related and Fraud Penalties. The penalty for an inaccurate tax return is equal to 20% of the portion of an underpayment resulting from one or more of the following:

     -- negligence or disregard of the rules and regulations,

     -- any substantial understatement of income tax,

     -- any substantial valuation overstatement,

     -- any substantial overstatement of pension liabilities, and

     -- any substantial estate or gift tax valuation understatement.

     A substantial understatement of income tax exists if the amount of the understatement exceeds the greater of 10% of the tax required to be shown, or $5,000. The $5,000 is increased to $10,000 for most corporations.

     A substantial valuation overstatement exists if:

     -- the value or adjusted basis of any property is 200% or more of the amount determined to be the correct value or adjusted basis, or

     -- the price for services or property in transactions between affiliated entities is 200% or more of the current price.

In the case of a gross overstatement, the penalty is increased to 40%. In no event will a penalty be imposed unless the underpayment exceeds $5,000. The $5,000 figure is increased to $10,000 for most corporations. A gross overstatement occurs when the value or adjusted basis or price is 400% or more of the correct amount.

     Any portion of an understatement which is attributable to fraud is subject to a penalty at the rate of 75% of the understatement. The 20% accuracy-related penalty will not apply to any portion of an understatement subject to the fraud penalty.

Audit of Tax Returns

     The IRS could audit the Fund's tax information returns. Any such audit could result in the audit of an investor's tax return. An audit of an investor's return could result in adjustments to items related to the Fund as well as items not related to the Fund.

     The Internal Revenue Code treats a partnership as a separate entity for purposes of audit, settlement and judicial review. Thus, the IRS may audit and make a single determination of the propriety of a partnership's treatment of partnership tax items at the partnership level. In general, a partnership's tax matters partner represents the partnership and its partners in the event of an audit of the partnership's tax returns. ATEL is the Fund's tax matters partner. All partners are nevertheless entitled to participate in an audit and each partner may enter into a settlement agreement on his own behalf with the IRS.

     If the IRS proposes any adjustments to the tax returns filed by the Fund or an investor, substantial legal and accounting expenses and deficiency interest and penalties may be incurred. The Fund will not bear any expense that may be incurred by an investor in connection with:

     -- the investor's participation in an audit of the Fund,

     -- the audit of his tax returns, or

     -- the determination or redetermination of his tax liability even though resulting solely from adjustments to the Fund's tax returns.

Registration Provisions

     Sections 6111 and 6112 of the Internal Revenue Code require

     -- registration of tax shelters and

     -- the maintenance of lists of investors participating in tax shelter investments.

     Under Section 6111, anyone who organizes a tax shelter must register such shelter with the IRS. To determine if an entity is a tax shelter as to any investor, the following ratio is computed:

     -- the sum of the aggregate gross deductions and 350% of the credits potentially allowable, to

     -- the aggregate of the cash invested and the adjusted basis of other property contributed by the investor, reduced by any liability to which the property is subject.

A tax shelter is any investment as to which a person could reasonably infer that the foregoing ratio is greater than two to one as of the close of any of the first five years.

     ATEL has determined that the Fund is not expected to generate a tax shelter ratio of greater than two to one. Based on this determination, ATEL will not register the Fund as a tax shelter.

Miscellaneous Fund Tax Aspects

     -- Fees for the syndication of the Fund must be permanently capitalized.

     -- Fund organization fees must be capitalized and may be amortized over a five-year period.

     -- Fund start-up expenditures must be capitalized and may be amortized over a period of 60 months, beginning with the date on which the business begins.

Foreign Tax Considerations for U.S. Investors

     As noted above, the Fund may acquire equipment which is operated outside the United States. If so, investors may be required to file returns and pay taxes in foreign jurisdictions with respect to the income from such equipment. The income taxed by the foreign jurisdiction would be calculated according to the tax laws of the foreign jurisdiction. These tax laws may or may not correspond with applicable United States standards.

     Investors who have foreign tax liabilities as a result of the purchase of Units may be entitled to a credit or a deduction for foreign taxes on their U.S. tax returns. The calculation of the foreign tax credit is quite complex. No assurance can be given that a credit or a deduction will be available. For example, a taxpayer generally cannot claim a credit for taxes on foreign source income in an amount greater than the taxes which would have been due had the taxes been computed under U.S. law. This could result in higher taxes for income from equipment located in a foreign jurisdiction than income from equipment located in the U.S. Each investor should consult his own tax advisor regarding the applicability of foreign taxes to his own situation.

U.S. Taxation of Foreign Persons

     Special rules govern the U.S. federal income taxation of

     -- nonresident alien individuals,

     -- foreign corporations,

     -- foreign partnerships, and

     -- other foreign investors.

The rules are complex. No attempt is made herein to discuss the relevant rules. Foreign investors persons should consult their own tax advisors to fully determine the impact to them of United States federal, state and local income tax laws.

Future Federal Income Tax Changes

     No one can predict what additional legislation, if any, may be proposed by

     -- members of Congress

     -- the current Administration, or

     -- any subsequent administration.

No one can predict which proposals, if any, might ultimately be enacted. Moreover, no one can predict what changes may be made to existing Treasury Regulations, or what revisions may occur in IRS ruling policies. Any such changes may have a retroactive effect. Consequently, no assurance can be given that the federal income tax consequences of an investment in Units will continue to be as described in this Prospectus.

State and Local Taxes

     In addition to the federal income tax considerations described above, prospective investors should consider applicable state and local taxes which may be imposed by various jurisdictions. An investor's distributive share of the income, gain or loss of the Fund will be required to be included in determining his reportable income for state or local tax purposes in the jurisdiction in which he is a resident. Moreover, California and a number of other states in which the Fund may do business impose taxes on nonresident investors. The tax on nonresident investors generally is determined with reference to the pro rata share of Fund income derived from such states. Any tax losses associated with an investment in the Fund from operations in one state may not be available to offset income from other sources taxable in a different state.

     California and a number of other states have adopted a withholding tax procedure in order to facilitate the collection of taxes from nonresident and foreign investors. Any amounts withheld would be deemed to be a distribution to the investor. The deemed distribution would decrease the amount of any actual subsequent distribution. Investors may be allowed a credit for the amount withheld against any income tax imposed by their state of residency. The Fund cannot estimate the percentage of its income that will be from states which have adopted such withholding tax procedures. Therefore, the Fund cannot estimate the required withholding tax, if any.

     Estate or inheritance taxes might be payable in any of the jurisdictions outlined above upon the death of an investor.

     Investors may be subject to state tax rules which are less favorable than federal tax rules.

Need for Independent Advice

     The foregoing summary is not intended as a substitute for careful tax planning. The income tax consequences associated with an investment in the Fund are complex and certain of them will not be the same for all taxpayers. Accordingly, each prospective purchaser of Units is strongly urged to consult his own tax advisors with specific reference to his own tax situation.


                              ERISA CONSIDERATIONS

Prohibited Transactions Under ERISA and the Code

     Section 4975 of the Code (which applies to all Qualified Plans and IRAs) and Section 406 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (which does not apply to IRAs or to certain Qualified Plans that are not subject to ERISA's fiduciary rules) prohibit Qualified Plans and IRAs from engaging in certain transactions involving "plan assets" with parties that are "disqualified persons" under the Code. "Disqualified persons" include fiduciaries of the Qualified Plan or IRA, officers, directors, shareholders and other owners of the company sponsoring the Qualified Plan and natural persons and legal entities sharing certain family or ownership relationships with other "disqualified persons."

     "Prohibited transactions" include any direct or indirect transfer or use of a Qualified Plan's or IRA's assets to or for the benefit of a disqualified person, any act by a fiduciary that involves the use of a Qualified Plan's or IRA's assets in the fiduciary's individual interest or for the fiduciary's own account, and any receipt by a fiduciary of consideration for his or her own personal account from any party dealing with a Qualified Plan or IRA. Under ERISA, a disqualified person that engages in a prohibited transaction will be required to disgorge any profits made in connection with the transaction and will be required to compensate any Qualified Plan that was a party to the prohibited transaction for any losses sustained by the Qualified Plan. Section 4975 of the Code imposes excise taxes on a disqualified person that engages in a prohibited transaction with a Qualified Plan or IRA. Section 408(e)(2) of the Code provides that an IRA will cease to be an IRA and will be treated as having immediately distributed all of its assets, if it engages in a prohibited transaction.

Plan Assets

     If the Fund's assets were determined under ERISA or the Code to be "plan assets" of Qualified Plans and/or IRAs holding Units, fiduciaries of such Qualified Plans and IRAs might under certain circumstances be subject to liability for actions taken by the Manager or its Affiliates, and certain of the transactions described in this Prospectus in which the Fund might engage, including certain transactions with Affiliates of the Fund, might constitute prohibited transactions under the Code and ERISA with respect to such Qualified Plans and IRAs, even if their acquisition of Units did not originally constitute a prohibited transaction. Moreover, Qualified Plans (other than IRAs) might be deemed to have delegated their fiduciary responsibility to the Manager in violation of ERISA.

     Although under certain circumstances ERISA and the Code, as interpreted by the Department of Labor in currently effective regulations, apply a "look-through" rule under which the assets of an entity in which a Qualified Plan or IRA has made an equity investment may generally constitute "plan assets," the applicable regulations except from the application of the "look-through" principle investments in entities in which equity participation in the entity by benefit plan investors is not significant.

     In order to qualify for the exception described above, "benefit plan investors" must at all times hold less than 25% of the value of any class of equity interest in the entity. For this purpose, the value of any equity interests held by a person (other than a "benefit plan investor") who has discretionary authority or control with respect to the assets of an entity or any person who provides investment advice for a fee (direct or indirect) with respect to such assets, or any affiliate of such a person, is disregarded. A "benefit plan investor" is any of the following:

     -- any employee benefit plan (as defined in Sectio 3(3) of ERISA, which definition includes Qualified Plans), whether or not it is subject to the provisions of Title I of ERISA,

     -- any plan described in Section 4975(e)(1) of the Code (which description includes Qualified Plans and IRAs), and

     -- any entity (such as a common or collective trus fund of a bank) whose underlying assets include plan assets by reason of a plan's investment in the entity.

The sale of Units during this offering and the subsequent transfer of Units will be limited to the extent that the Manager deems it necessary to qualify for this exception. Therefore, the Fund's assets should not be "plan assets" of any Qualified Plan or IRA investor; and no prohibited transaction should occur based on treatment of the Fund's underlying assets as "plan assets" of Qualified Plan or IRA investors.

Other ERISA Considerations

     In addition to the above considerations in connection with the "plan asset" question, a fiduciary's decision to cause a Qualified Plan or IRA to acquire Units should involve, among other factors, considerations that include whether

     -- the investment is in accordance with the documents and instruments governing the Qualified Plan or IRA,

     -- the purchase is prudent in light of the potential difficulties that may exist in liquidating Units,

     -- the investment will provide sufficient cash distributions in light of the Qualified Plan's likely required benefit payments,

     -- after an acquisition of Units, the Qualified Plan's investments taken as a whole are sufficiently diversified so as to minimize the risk of large losses,

     -- the investment is made solely in the interests of plan participants, and

     -- the fair market value of Units will be sufficiently ascertainable, with sufficient frequency, to enable the Qualified Plan to value its assets on an annual basis in accordance with the Qualified Plan's rules and policies.

Prospective Qualified Plan investors should note that, with respect to the diversification of assets requirement, the legislative history of ERISA and a Department of Labor advisory opinion indicate that in determining whether the assets of a Qualified Plan that has invested in an entity such as the Fund are sufficiently diversified, it may be relevant to look through the Qualified Plan's interest in the entity to the underlying portfolio of assets owned by the entity, regardless of whether the entity's underlying assets are treated as "plan assets" for the purpose of ERISA's and the Code's prohibited transaction and other fiduciary duty rules.

                       SUMMARY OF THE OPERATING AGREEMENT

     The Operating Agreement (attached as Exhibit B) is the governing instrument establishing the Fund's right under the laws of the State of California to operate as a limited liability company, and contains the rules under which the Fund will be operated. The Operating Agreement will be executed on behalf of each subscriber upon his admission to the Fund by the Manager acting pursuant to the power of attorney contained in the Subscription Agreement.

     The following is a brief summary of certain provisions of the Operating Agreement. It does not purport to be complete and it is recommended that each prospective investor review the Operating Agreement carefully in its entirety. Aspects of the Operating Agreement relating to allocations of Net Income, Net Loss and Distributions to Holders and reports to the Members are summarized elsewhere in this Prospectus.

The Duties of the Manager

     ATEL Financial Services, LLC is Manager of the Fund and has the exclusive management and control of all aspects of the business of the Fund. Affiliates of the Manager will perform certain equipment acquisition, leasing, management and disposition services, as well as certain administrative services, for the Fund. In the course of its management, the Manager may, in its absolute discretion, acquire, hold title to, sell, re-lease or otherwise dispose of equipment and interests therein when and upon such terms as it determines to be in the best interest of the Fund and employ such persons, including Affiliates of the Manager, as it deems necessary for the efficient operation of the Fund. However, prior to the sale or other disposition of Substantially All of the Assets of the Fund in any single 12-month period, except upon liquidation of the Fund, Holders owning more than 50% of the total outstanding Units must consent to such sale or other disposition.

Liability of Holders

     A Holder's capital is subject to the risks of the Fund's business. He is not permitted to take any part in the management or control of the business and he may not be required to contribute additional capital at any time. Under the California Act, a Holder will not be liable for Fund obligations in excess of his unreturned capital contribution and share of undistributed profits. Notwithstanding the foregoing, a Holder will be liable to the Fund in an amount equal to any Distribution made by the Fund to such Holder to the extent that, immediately after the Distribution is made, all liabilities of the Fund, other than liabilities to Members on account of their interest in the Fund and liabilities as to which recourse of creditors is limited to specified property of the Fund, exceed the fair value of the Fund assets, provided that the fair value of any property that is subject to a liability as to which recourse of creditors is so limited is included in the Fund assets only to the extent that the fair value of the property exceeds such liability.

Term and Dissolution

     The Fund will continue for a maximum period ending December 31, 2022, but may be dissolved at an earlier date if certain contingencies occur. The Fund intends to liquidate its assets and distribute the proceeds thereof beginning after the Reinvestment Period expires (at the end of the sixth calendar year following the Final Closing Date) with final liquidation expected to occur approximately ten to eleven years after the Final Closing Date. A Holder may not withdraw from the Fund prior to dissolution, but may assign his Units to others or may, under certain circumstances, request that the Fund repurchase his Units. See "Repurchase of Units" below under this caption. The contingencies whereupon the Fund may be dissolved are as follows:

     --   The Fund becomes insolvent or bankrupt;

     --   The removal, adjudication of bankruptcy, insolvency, disability or incompetence or dissolution or death of a Manager unless (i) there is a remaining Manager, and the remaining Manager, within 45 days of the date of such event, elects to continue the business of the Fund or (ii) if, upon removal of the last remaining Manager, the Members holding in excess of 50% of the outstanding Units elect a successor Manager prior to the effective date of removal and such successor Manager elects to continue the business of the Fund;

     --   An election to dissolve upon the vote of Members owning more than
     50% of the total outstanding Units; or

     --   The disposition of all interests in equipment and other assets of the Fund and the receipt by the Fund of the proceeds of such disposition.

     In order to effect an orderly liquidation of the Fund's assets in its liquidation stage, the Manager may cause the Fund to sell Equipment to a liquidating trust, or to the Manager or an Affiliate (other than another investor program), either in its own name, or as a trustee of a liquidating trust, provided that, in any sale to the Manager or an affiliate, all of the following conditions have been met:

     --   the Fund has obtained, at its cost, two independent appraisals of the fair market value of the item or items of Equipment to be sold;

     --   the sales price of the Equipment is at least equal to the average of the two appraised values;

     --   the original cost of the Equipment sold in this manner does not represent in excess of 10% of the original cost of all Equipment acquired by the Fund during the term of the Fund;

     --   such sale is effected in the best interests of the Fund and its
     Members for purposes of facilitating liquidation; and

     --   the Equipment so sold is not resold to another investor program sponsored by the Manager or its Affiliates.

Voting Rights of Members

     In any vote of the Members, each Member will be entitled to cast one vote for each Unit which such Member owns as of the date designated as the record date for such vote. Notwithstanding the foregoing, Units held by the Manager or any Affiliate of the Manager will not be entitled to vote, and will not be deemed to be "outstanding" for purposes of any vote, upon matters which involve a conflict between the interests of the Manager and the Fund, including, but not limited to, any vote on the proposed removal or withdrawal of the Manager as Manager or any proposed amendment to the Operating Agreement which would expand or extend the rights, authorities or powers of the Manager. The Members have the right, by vote of Members owning more than 50% of the total outstanding Units, to vote upon:

          (a) Removal or voluntary withdrawal of the Manager;

          (b) Election of a successor Manager;

          (c) Termination and dissolution of the Fund;

          (d) Amendment of the Operating Agreement, provided such amendment is not for the purpose of reflecting the addition or substitution of Members, the reduction of Capital Accounts or for any other purposes prohibited under the Operating Agreement as described below;

          (e) The sale or other disposition of Substantially All of the Assets in a single sale, or in multiple sales in the same twelve-month period, except in the liquidation and winding up of the business of the Fund upon its termination and dissolution; and

          (f) The extension of the term of the Fund.

     Without the consent of the Members to be adversely affected by the amendment, the Operating Agreement may not be amended so as to

     -- convert a Holder into a Manager;

     -- modify the limited liability of a Holder;

     -- alter the interest of the Members in Net Income Net Loss and Distributions; or

     -- affect the status of the Fund as a partnership for federal income tax purposes.

Dissenters' Rights and Limitations on Mergers and Roll-ups

     Section 16.7 of the Operating Agreement provides that Members holding not less than 90% of the outstanding Units must approve any proposal that involves an acquisition, conversion, merger or consolidation transaction in which the Holders are issued new securities in the resulting entity. The rights of any dissenting Holders will be as provided under Section 16.7 and Sections 17600 through 17613 of the California Act. Such provisions generally give a dissenting Member the right, subject to certain procedural requirements, to require that the company repurchase the dissenting Member's interest at a price equal to its fair market value.

Meetings

     The Manager may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for a vote without a meeting following receipt of a written request therefore of Members holding 10% or more of the total outstanding Units. Upon such written request of Members holding 10% or more of the total outstanding Units, such Members may propose a vote by all Members on any matter on which Members are entitled to vote under the Operating Agreement.

Books of Account and Records

     The Manager is responsible for keeping books of account and records of the Fund reflecting all of the contributions to the capital of the Fund and all of the expenses and transactions of the Fund. Such books of account and records will include the following:

          (i) A current list of the full name and last known business or residence address of each Member set forth in alphabetical order together with the Original Invested Capital, the Units held and the share in Net Income and Net Loss of each Member;

          (ii) A copy of the articles of organization and all amendments;

          (iii) Copies of the Fund's federal, state and local income tax or information returns and reports, if any, for the six most recent taxable years;

          (iv) Copies of the original of the Operating Agreement and all amendments;

          (v) Financial statements of the Fund for the six most recent fiscal years; and

          (vi) The Fund's books and records for at least the current and past three fiscal years.

     Such books of account and records will be kept at the principal place of business of the Fund in the State of California, and each Member and his authorized representatives shall have, at all times during reasonable business hours, free access to and the right to inspect and copy at their expense such books of account and all records of the Fund. Upon the request of a Member, the Manager shall promptly deliver to such Member at the expense of the Fund a copy of the information described in (i), (ii) and (iv) above. In the event a Member is required to compel the Manager to produce the foregoing records as a result of the Manager's breach of its obligation to deliver such information, the Manager shall reimburse the Member for all reasonable costs actually incurred in compelling production.

Status of Units

     Each Unit will be fully paid and non-assessable and all Units have equal voting and other rights, except as noted above with respect to the voting of Units held by the Manager or its Affiliates.

Transferability of Units

     The Fund may charge a reasonable transfer fee for processing requests for transfer of Units, and may condition the effectiveness of any proposed transfer of Units or an interest in Units on such representations, warranties, opinions of counsel, and other assurances as it considers appropriate as to:

          (i) such assignment or transfer not resulting, in the opinion of counsel for the Fund, in the Fund being considered to have terminated within the meaning of Section 708 of the Code;

          (ii) the transferee not being a minor or an incompetent;

          (iii) the transfer or assignment not violating federal or state securities laws;

          (iv) the transferor or the transferee not holding Units representing Original Invested Capital of less than $2,500 ($2,000 in the case of IRAs and Keogh Plans);

          (v) such assignee or transferee being a Citizen of the United States;

          (vi) such assignment or transfer not constituting a transfer "on a secondary market (or the substantial equivalent thereof)" within the meaning of Section 7704 of the Code or otherwise adversely affecting the tax status of the Fund;

          (vii) such assignment or transfer not causing Fund assets to be deemed Plan Assets under ERISA; and

          (viii) the transferor filing with the Fund a duly executed and acknowledged counterpart of the instrument effecting such assignment or transfer, which instrument evidences the written acceptance by the assignee or transferee of all of the terms and provisions of the Operating Agreement, contains a representation that such assignment or transfer was made in accordance with all applicable laws and regulations (including any investor suitability requirements) and in all other respects is satisfactory in form and substance to the Manager.

     In connection with state securities laws restrictions on transfer, Section
260.141.11 of the Rules of the California Commissioner of Corporations states:

          (a) The issuer of any security upon which a restriction on transfer has been imposed pursuant to Sections 260.102.6, 260.141.10 or 260.534 of the Rules of the California Corporations Commissioner shall cause a copy of this section to be delivered to each issuee or transferee of such security at the time the certificate evidencing the security is delivered to the issuee or transferee.

          (b) It is unlawful for the holder of any such security to consummate a sale or transfer of such security, or any interest therein, without the prior written consent of the Commissioner (until this condition is removed pursuant to Section 260.141.12 of the Rules of the California Corporations Commissioner), except: (1) to the issuer; (2) pursuant to the order or process of any court; (3) to any person described in Subdivision (i) of
     Section 25102 of the Corporations Code of the State of California or
     Section 260.105.14 of the Rules of the California Corporations Commissioner; (4) to the transferor's ancestors, descendants, or spouse, or any custodian or trustee for the account of the transferor or the transferor's ancestors, descendants, or spouse; or to a transferee by a trustee or custodian for the account of the transferee or the transferee's ancestors, descendants, or spouse; (5) to holders of securities of the same class of the same issuer; (6) by way of gift or donation inter vivos or on death; (7) by or through a broker-dealer licensed under the Corporations Code of the State of California (either acting as such or as a finder) to a resident of a foreign state, territory, or country who is neither domiciled in the State of California to the knowledge of the broker-dealer, nor actually present in the State of California if the sale of such securities is not in violation of any securities law of the foreign state, territory, or country concerned; (8) to a broker-dealer licensed under the Corporations Code of the State of California in a principal transaction, or as an underwriter or member of an underwriting syndicate or selling group;
     (9) if the interest sold or transferred is a pledge or other lien given by the purchaser to the seller upon a sale of the security for which the California Corporations Commissioner's written consent is obtained or is not required under Section 260.141.11 of the Rules of the California Corporations Commissioner; (10) by way of a sale qualified under Section 25111, 25112, 25113, or 25121 of the Corporations Code of the State of California, of the securities to be transferred, provided that no order under Section 25140 or subdivision (a) of Section 25143 of the Corporations Code of the State of California is in effect with respect to such qualification; (11) by a corporation to a wholly-owned subsidiary of such corporation, or by a wholly-owned subsidiary of a corporation to such corporation; (12) by way of an exchange qualified under Section 25111, 25112, or 25113 of the Corporations Code of the State of California, provided that no order under Section 25140 or subdivision (a) of Section 25143 of the Corporations Code of the State of California is in effect with respect to such qualification; (13) between residents of foreign states, territories, or countries who are neither domiciled nor actually present in the State of California; (14) to the California State Controller pursuant to the Unclaimed Property Law or to the administrator of the unclaimed property law of another state; or (15) by the California State Controller pursuant to the Unclaimed Property Law or by the administrator of the unclaimed property law of another state if, in either such case, such person (i) discloses to potential purchasers at the sale that transfer of the securities is restricted under Section 260.141.11 of the Rules of the California Corporations Commissioner, (ii) delivers to each purchaser a copy of Section 260.141.11 of the Rules of the California Corporations Commissioner, and (iii) advises the California Corporations Commissioner of the name of each purchaser; (16) by a trustee to a successor trustee when such transfer does not involve a change in the beneficial ownership of the securities; provided that any such transfer is on the condition that any certificate evidencing the security issued to such transferee shall contain the legend required by Section 260.141.11 of the Rules of the California Corporations Commissioner; or (17) by way of an offer and sale of outstanding securities in an issuer transaction that is subject to the qualification requirement of Section 25110 of the Corporations Code but exempt from that qualification requirement by subdivision (f) of Section 25102.

          (c) The certificates representing such securities subject to such a restriction on transfer, whether upon initial issuance or upon any transfer thereof, shall bear on their face a legend, prominently stamped or printed thereon in capital letters of not less than 10-point size, reading as follows:

     "IT IS UNLAWFUL TO CONSUMMATE A SALE OR TRANSFER OF THIS SECURITY, OR ANY INTEREST THEREIN, OR TO RECEIVE ANY CONSIDERATION THEREFOR, WITHOUT THE PRIOR WRITTEN CONSENT OF THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA, EXCEPT AS PERMITTED IN THE COMMISSIONER'S RULES."

     Any assignment, sale, exchange or other transfer in contravention of any of the provisions of the Operating Agreement shall be void and ineffectual, and shall not bind or be recognized by the Fund.

     An Assignee of Record will be entitled to receive allocations and Distributions from the Fund attributable to the Units acquired by reason of such assignment from and after the effective date of the assignment of such Units to him; provided, however, the Fund and the Manager will be entitled to treat the assignor of such Units as the absolute owner thereof in all respects, and will
incur  no  liability  for  allocations  of  Net  Income,   Net  Loss  or
Distributions, or transmittal of reports and notices requested to be given to Holders which are made in good faith to such assignor until such time as the written instrument of assignment has been received by the Fund and recorded on its books and the effective date of an assignment of Units has passed. The effective date of an assignment of Units and the date on which the Assignee shall be deemed an Assignee of Record shall be the first day of the month following the later of (i) the date set forth on the written instrument of assignment, or (ii) the date on which the Fund has actual notice of the assignment.

     All costs and expenses incurred by the Fund in connection with the transfer of a Unit shall be paid by the transferring Holder.

     An Assignee may only be substituted as a Member in the place of the assignor with the prior consent of the Manager, which consent may be withheld in the Manager's sole discretion. Any substituted Member must also agree to be bound by the provisions of the Operating Agreement. The Manager shall cause the Operating Agreement to be amended to reflect the substitution of Members at least once in each fiscal quarter.

     The Manager will, with respect to any Units owned by it, enjoy all of the rights, other than the right to request that the Fund repurchase any such Units, and be subject to all of the obligations and duties of a Member, except as noted above under "Voting Rights of Members."

Repurchase of Units

     In the event a Holder ceases to be a United States Citizen or Resident Alien for any reason, he must immediately notify the Fund and may be required to tender his Units to the Fund for repurchase in order to protect the Fund's interest in certain leases. The Fund will have the absolute right, but no obligation, to repurchase the Units for a price equal to the Unit Holder's capital account, computed in accordance with federal tax accounting principles, allocable to the repurchased Units as of the last day of the quarter during which the precipitating event occurs.

     The Manager may, in its discretion and on such terms as it deems appropriate, repurchase Units in the event that it deems such repurchase in the best interests of the Fund, but the Fund is in no event required to make any such repurchase. No such repurchase may be effected if it would impair the capital of the Fund or cause the Fund or any remaining Unit holder to suffer a material adverse tax consequence. It is the Fund's intention that any voluntary redemption would be for a price equal to the original capital invested in the redeemed Units less the amount of cash distributed on the Units prior to redemption. The Fund may, however, redeem Units on any other terms it may deem appropriate and in the best interests of the Fund under the circumstances surrounding the redemption.

     Upon any repurchase of Units by the Fund, the Units will be canceled and will no longer be deemed to represent an interest in the Fund, and the interests of all other Unit holders will be adjusted accordingly.

Indemnification of the Manager

     The Operating Agreement provides that the Manager and its affiliates who perform services for the Fund will be indemnified against any liability or loss arising out of any act or omission by any such Person when acting in connection with the business of the Fund, provided that such Person determines in good faith that its conduct was in the best interest of the Fund and, provided further, that its conduct did not constitute fraud, negligence, breach of fiduciary duty or misconduct. The Operating Agreement also provides that, to the extent permitted by law, the Fund will indemnify the Manager against liability and related expenses (including attorneys' fees) incurred in dealing with third parties, provided that the conduct of the Manager is consistent with the standards described in the preceding sentence. A successful claim for such indemnification would deplete the Fund's capital assets by the amount paid.

     The Manager will not be indemnified against liabilities arising under the Securities Act of 1933. Furthermore, the Manager has agreed to indemnify the Fund against any loss or liability it may incur as a result of any violation of state or federal securities laws by the Manager or its Affiliates. The Fund will not pay for any insurance covering liability of the Manager or any other persons for actions or omissions for which indemnification is not permitted by the Operating Agreement, provided, however, that this will not preclude the naming of the Manager or any Affiliates as additional insured parties on policies obtained for the benefit of the Fund to the extent that there is no additional cost to the Fund.

     The Manager will have fiduciary responsibility for the safekeeping and use of all funds and assets of the Fund.

                              PLAN OF DISTRIBUTION

Distribution

     The Units will be offered and sold on a "best efforts minimum/maximum" basis through ATEL Securities Corporation (the "Dealer Manager"), a broker-dealer which is an Affiliate of the Manager (see "Conflicts of Interest" and "Management"), and through other participating broker-dealers who are members of the National Association of Securities Dealers, Inc. ("NASD"). The Dealer Manager will manage the selling group and provide certain wholesaling services. Although the Dealer Manager may participate in the offering on the same basis as other broker-dealers, it has not in the past effected, nor does it anticipate in this offering directly effecting, any significant sales of the Units. The Dealer Manager is a wholly-owned subsidiary of ATEL formed solely to manage offerings sponsored by ATEL and its Affiliates.

     The minimum offering amount is $1,200,000 (120,000 Units) and the maximum is $150,000,000 (15,000,000 Units).

     The minimum subscription is 250 Units ($2,500); provided that an IRA or Keogh Plan may subscribe for a minimum of 200 Units ($2,000). Additional investments may subsequently be made in a minimum amount of 50 Units ($500), and additional one-Unit ($10) increments.

     The broker-dealers are not obligated to obtain any subscriptions, and there is no assurance that any Units will be sold.

         Subscriptions will be effective only on acceptance by the Manager and the right is reserved to reject any subscription in whole or in part. The Fund will advise the subscriber of the acceptance or rejection of the subscription as soon as practicable after receipt of the subscription, but in no event more than 30 days following receipt. The Subscription Agreement provided to the investor for execution must be accompanied by a copy of this Prospectus, and each subscriber has the right to cancel his or her subscription during a period of five business days after the subscriber has submitted the executed Subscription Agreement to the broker-dealer through which the Units are sold. The Fund and/or the selling broker-dealer will send each investor a written confirmation of the acceptance of the investor's subscription for Units upon admission to the Fund.

     The offering will terminate on a date not later than two years from the date of this Prospectus. The offering of Units after the end of one year from the date hereof will be subject to renewal or requalification in all those jurisdictions requiring such renewal or requalification. However, the offering may be terminated at any time by the Manager. If subscriptions for a minimum of 120,000 Units have not been received and accepted prior to a date one year from the date hereof, all funds received will be promptly returned together with any interest earned thereon.

Selling Compensation and Certain Expenses

     The Dealer Manager will receive selling commissions in an amount equal to 9% of the Gross Proceeds, and will reallow to participating broker-dealers selling commissions equal to 7.5% of the Gross Proceeds attributable to Units sold by them. Out of the 1.5% of the selling commissions retained by the Dealer Manager, it will pay wholesaling compensation in the form of salaries and commissions to its personnel.

     The Fund (up to a maximum amount equal to 1% of the Gross Proceeds) may pay or reimburse the Dealer Manager and participating dealers a portion of their expenses incurred in presenting sales seminars and meetings in connection with this offering. The Fund may pay or reimburse participating dealers for their bona fide, accountable due diligence expenses. Subject to NASD approval and compliance with Rule 2810(b)(4)(E) of the NASD's Conduct Rules, the Fund, the Manager or the Dealer Manager may establish noncash sales incentive programs for sales representatives of participating dealers, provided that the aggregate value of any noncash incentive awards to any individual by the Manager or any of its Affiliates during any year does not exceed the sum of $100. The total of all selling compensation, including sales commissions, wholesaling salaries and commissions, retail and wholesaling expense reimbursements, seminar expenses, non-cash incentive payments and any other forms of compensation paid to the Dealer Manager or participating broker-dealers, will not exceed 10% of the Gross Proceeds, except that up to an additional 0.5% of the Gross Proceeds may be paid in connection with accountable, bona fide due diligence activities. Bona fide due diligence expenses will include actual costs incurred by broker-dealers to review the business, financial statements, transactions, and investments of ATEL and its prior programs to determine the accuracy and completeness of information provided in this Prospectus, the suitability of the investment for their clients and the integrity and management expertise of ATEL and its personnel. Costs may include telephone, postage and similar communication costs incurred in communicating with ATEL personnel, and ATEL's outside accountants and counsel in this pursuit; travel and lodging costs incurred in visiting the ATEL offices, reviewing ATEL's books and records and interviewing key ATEL personnel; the cost of outside counsel, accountants and other due diligence investigation specialists engaged by the broker-dealer; and the internal costs of time and materials expended by broker-dealer personnel in this due diligence effort. ATEL will require full itemized documentation of any claimed due diligence expenditure and will determine whether the expenditure can be fairly allocated to bona fide due diligence investigation before permitting reimbursement.

     The Manager has agreed to indemnify the participating broker-dealers, including the Dealer Manager, against certain liabilities arising under the Securities Act of 1933, as amended.

     The Fund will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of Units.

Escrow Arrangements

     Until the minimum number of subscriptions are received and the initial subscribers are admitted to the Fund, subscription checks will be made payable to, and subscription funds will be held in an escrow account at, U.S. Bank Trust National Association, San Francisco, California (the "Bank"). Until such time all participating broker-dealers will forward subscription checks to the Dealer Manager promptly but in no event later than noon of the next business day following receipt thereof, and the Dealer Manager will forward such subscriptions to the bank escrow agent promptly, but in no event later than noon of the second business day following receipt thereof by the Dealer Manager.

     Subscription proceeds held in the escrow account will be invested in United States government securities, including Treasury bills, securities issued or guaranteed by United States government agencies, certificates of deposit and time or demand deposits in banks and savings and loan associations which are insured by United States government agencies or deposits in members of the Federal Home Loan Bank System, as directed by the Manager. Subscribers may not withdraw funds from the escrow account. Upon the earlier of termination of the offering or satisfaction of the escrow condition, any interest which accrues on funds held in escrow will be distributed to subscribers and allocated among them on the basis of the respective amounts of the subscriptions and the number of days that such amounts were on deposit in the escrow account.

     Notwithstanding the foregoing, subscriptions received from Pennsylvania subscribers will be placed in a separate escrow account and will not be counted toward satisfaction of the minimum escrow condition. Instead, such Pennsylvania subscriptions will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in Gross Proceeds.

     The Original Invested Capital of the initial subscribers will be transferred from escrow to the Fund at any time after subscriptions for the minimum of 120,000 Units have been accepted by the Manager and received and collected by the bank escrow agent, and such subscribers will be admitted to the

Fund within 15 days thereafter. Subsequent subscribers will have their subscriptions accepted or rejected within 30 days after receipt. Investors whose subscriptions are accepted will be admitted to the Fund promptly after such acceptance, but not later than 30 days thereafter. Rejected subscription funds will be promptly returned.

     The Bank's sole role in this offering is that of escrow holder and as such it has not reviewed any of the offering materials and makes no representations whatsoever as to the nature of this offering or its compliance or lack thereof with any applicable state or federal laws, rules or regulations. The Bank neither endorses, recommends nor guarantees the purchase, value or repayment or any other aspect of an investment in the Units. The Bank does not represent the interests of the Members or potential investors. Its duties are limited as expressly set forth in the Escrow Agreement and interested parties may request a copy of the Escrow Agreement from the Manager. Pursuant to the terms of the Escrow Agreement, the Fund has directed the Bank to distribute to the subscribers any interest earned on funds held in escrow as described above under this caption.

Investments by Certain Persons

     The Manager and its Affiliates may, but do not currently intend to, acquire such number of Units as they determine. Except as noted below, any Units purchased by the Manager or its Affiliates will be purchased on the same terms as the other Units offered hereby. Such Units will be acquired solely for investment and not with a view to or for distribution. Any Units acquired by such Persons will not be applied to the requirement that a minimum of 120,000 Units be purchased by all subscribers.

     The Manager, the Dealer Manager or the broker-dealers engaged by the Dealer Manager to sell the Units, or any of their Affiliates or employees, may purchase Units in this offering net of the 7.5% retail selling commissions at a per Unit price of $9.20. In addition, clients of an investment advisor which is registered under the Investment Advisors Act of 1940 and is an Affiliate of a participating broker-dealer may also purchase Units with reduced selling commissions, subject to the express approval of such participating broker-dealer Affiliate, if the client

     -- has been advised by such advisor over a continuous course of time on investments other than the purchase of Units, and

     -- is not being charged by the advisor or its Affiliates, other than as described herein, for the advice rendered by such advisor specifically in connection with the purchase of Units.

In no event will the net contribution to the Fund by such persons be less than $9.25 per Unit. The Dealer Manager may require that any investor claiming the right to purchase on the foregoing terms demonstrate the basis for such right through reasonable documentation and certification. Sales to any such purchasers on such terms would be for investment purposes only, and the Fund and the Manager would not recognize any attempted transfer of such Units unless the Manager is satisfied that the original purchase was not made with a view to distribution of the securities and that any proposed transfer was in compliance with all applicable laws and regulations, including the NASD's Rules of Fair Practice.

State Requirements

     In addition to the investor suitability and minimum investment standards established by the Fund and described under "Who Should Invest" above, the securities administrators of certain states have imposed more restrictive standards on investments in Units effected within their jurisdictions. Any such additional requirements imposed after the date of this Prospectus will be reflected in a supplement hereto, and investors are urged to review any such supplement to ascertain whether more restrictive standards are applicable to their investment.

     The following states have imposed additional conditions on investments in such jurisdictions:

         California. Each California investor must (i) have an annual gross income of at least $50,000 and a net worth (exclusive of home, home furnishings and automobiles) of a least $75,000; or (ii) have a net worth (determined with the same exclusions) of at least $150,000. California investors may not invest in Units an amount in excess of 10% of the investor's net worth, determined exclusive of the investor's home, home furnishings and automobiles.

     Indiana. Each Indiana investor must (i) have an annual gross income of at least $60,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $60,000 in excess of his Original Invested Capital; or
(ii) have a net worth (determined with the same exclusions) of at least $225,000 in excess of his Original Invested Capital.

     Iowa. Each Iowa investor must (i) have an annual gross income of at least $60,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $60,000 in excess of his Original Invested Capital; or (ii) have a net worth (determined with the same exclusions) of at least $225,000 in excess of his Original Invested Capital. Iowa investors may not invest in Units an amount in excess of 10% of the investor's net worth, determined exclusive of the investor's home, home furnishings and automobile.

     Maine.   The minimum amount which may be invested by a Maine investor on any subscription, whether an initial investment or any subsequent investment, is $2,500 (250 Units), or $2,000 (200 Units) for IRAs and Qualified Plans.

     Massachusetts. Each Massachusetts investor must (i) have an annual gross income of at least $60,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $60,000 in excess of his Original Invested Capital; or (ii) have a net worth (determined with the same exclusions) of at least $225,000 in excess of his Original Invested Capital.

     Michigan. Each Michigan investor must (i) have an annual gross income of at least $60,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $60,000 in excess of his Original Invested Capital; or
(ii) have a net worth (determined with the same exclusions) of at least $225,000 in excess of his Original Invested Capital. An investor in Michigan may not invest in Units any amount in excess of 10% of the investor's net worth (exclusive of home, home furnishings and automobiles).

     Missouri. Each Missouri investor must (i) have an annual gross income of at least $60,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $60,000 in excess of his Original Invested Capital; or
(ii) have a net worth (determined with the same exclusions) of at least $225,000 in excess of his Original Invested Capital.

     Nebraska. The minimum investment for all investors in Nebraska, except IRAs and Keogh Plans, is $5,000 (500 Units). Nebraska investors may not invest in Units an amount in excess of 10% of the investor's net worth, determined exclusive of the investor's home, home furnishings and automobile.

     New Hampshire. Each New Hampshire investor must (i) have an annual gross income of at least $50,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $125,000 in excess of his Original Invested Capital; or (ii) a net worth (exclusive of home, home furnishings and automobiles) of at least $250,000 in excess of his Original Invested Capital.

     North Carolina. Each North Carolina investor must (i) have an annual gross income of at least $60,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $60,000 in excess of his Original Invested Capital; or (ii) have a net worth (determined with the same exclusions) of at least $225,000 in excess of his Original Invested Capital.

     Ohio. An Ohio investor may not invest in Units an amount in excess of 10% of the investor's net worth.

     Oregon. Each Oregon investor must (i) have an annual gross income of at least $60,000 and a net worth (exclusive of home, home furnishings and automobiles) of at least $60,000 in excess of his Original Invested Capital; or
(ii) have a net worth (determined with the same exclusions) of at least $225,000 in excess of his Original Invested Capital.

     Pennsylvania. In addition to the investor suitability standards set forth under "Who Should Invest," an investor in Pennsylvania may not invest in Units an amount in excess of 10% of the investor's net worth (with such net worth calculated exclusive of home, home furnishings and automobiles). Furthermore, Pennsylvania subscriptions will be subject to a separate escrow and will be released to the Fund only when the Fund has received aggregate subscriptions from all investors equal to not less than $7.5 million.

                               REPORTS TO HOLDERS

     The Fund fiscal year will be the calendar year; provided, however, that the Manager may, subject to the approval of applicable taxing authorities, adopt another fiscal year if they deem it to be in the Fund's best interest.

     The Fund will furnish to each Holder certain reports, statements and tax information, as set forth in Article 14 of the Operating Agreement. The Manager shall have prepared and distributed at least annually, at the Fund's expense,

     -- a statement of cash flow;

     -- Fund information necessary in the preparation o each Holder's federal income tax returns;

     -- a report of the business of the Fund;

     -- a statement as to the compensation received by the Manager and its Affiliates from the Fund during the year;

     -- a report identifying the sources of all Fund Distributions for the year; and

     -- a special report containing an opinion of a certified public accounting firm and relating to cost reimbursements by the Fund to the Manager or its Affiliates.

Following the close of each taxable year of the Fund, the Fund will distribute to the Holders copies of the annual report and annual financial statements (balance sheet, statement of income or loss, statement of members' equity and statement of cash flow, accompanied by a report containing an opinion of independent certified public accountants) within 120 days thereafter, and such statements will be prepared on an accrual basis in accordance with generally accepted accounting principals; and all Fund information necessary in the preparation of their federal income tax returns within 75 days after the end of each fiscal year. The Manager does not intend to cause the Fund to prepare and distribute any reconciliation between the financial information contained in the foregoing reports and the information furnished to Holders for income tax purposes. In addition to the foregoing, ATEL will disclose in each annual report distributed to investors pursuant to Section 13(a) of the Securities Exchange Act of 1934 an estimated value per Unit as of the end of the year that is the subject of the report, the method by which the value has been estimated, and the date of the data used to develop the estimated value.

     During the offering period and until the Fund is fully invested, the Fund will also furnish to each Holder, at least quarterly, information concerning the investments of the Fund.

     The Fund will also furnish to each Holder a quarterly report covering each of the first three quarters of Fund operations in each calendar year, including unaudited financial statements (each of which shall include a balance sheet, statement of income or loss for said quarterly period and statement of Cash from Operations and Cash from Sales or Refinancing for said quarterly period) and a statement of other pertinent information regarding the Fund and its activities during the quarterly period covered by the report. Copies of such statements and other pertinent information shall be distributed to each Holder within 60 days after the close of the quarterly period covered by the report of the Fund.

                           SUPPLEMENTAL SALES MATERIAL

     In addition to and apart from this Prospectus, the Fund may use certain sales material in connection with the offering of Units. In certain jurisdictions such sales material may not be available. This material will include information relating to this offering, the Manager and its Affiliates and brochures and articles and publications concerning equipment leasing.

     The Fund will use only sales material which has been approved by such appropriate regulatory bodies as may be required. The offering is made only by means of this Prospectus. Although the information contained in such sales material does not conflict with any of the information contained in this Prospectus, and is required to present a balanced discussion of the risks and rewards of investing in the Fund, such material does not purport to be complete, and should not be considered as part of this Prospectus or the registration statement of which this Prospectus is a part, or as incorporated by reference in this Prospectus or said registration statement or as forming the basis of the offering of Units which are offered hereby.

                                 LEGAL OPINIONS

     The legality of the Units has been passed upon and the statements under the captions "Income Tax Consequences" and "ERISA Considerations" as they relate to federal income tax and ERISA matters have been reviewed and passed upon by Derenthal & Dannhauser, San Francisco, California.

                                     EXPERTS

     The consolidated balance sheet of ATEL Financial Services, LLC and subsidiary as of July 31, 2002, and the balance sheet of ATEL Capital EQUIPMENT FUND X, LLC (a development stage enterprise) as of December 31, 2002, and the related statements of changes in members' capital and cash flows for the period from August 12, 2002 (inception) through December 31, 2002, appearing in this Prospectus and Registration Statement have been audited by Ernst & Young LLP, independent auditors, as set forth in their reports thereon appearing elsewhere herein, and are included in reliance upon such reports given upon the authority of such firm as experts in accounting and auditing.

                             ADDITIONAL INFORMATION

     The Fund has filed with the Securities and Exchange Commission, Washington, D.C., a registration statement under the Securities Act of 1933, as amended, with respect to the Units offered pursuant to this Prospectus. For further information, reference is made to the registration statement and the exhibits thereto which are available for inspection at no fee in the principal office of the Commission at 450 Fifth Street, Northwest, Washington, D.C. 20549. The Fund is subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith files reports and other information with the Securities and Exchange Commission. Such reports, the registration statement and other information are available for inspection and copying at the above address, and are also available to be viewed and retrieved without charge on the Commission's electronic data gathering and retrieval (EDGAR) system, at its internet web site at www.sec.gov. In addition, photostatic copies of the material containing this information may be obtained from the Commission upon paying of the fees prescribed by the rules and regulations of the Commission.

This Prospectus contains a fair summary of the material provisions of the exhibits filed with the Commission. This Prospectus does not knowingly contain any untrue statement of a material fact or omit to state any material fact required to be stated herein or necessary to make the statements herein not misleading.

                                    GLOSSARY

     The following terms used in this Prospectus shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the following respective meanings:

     "Acquisition Expenses" shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of Equipment, whether or not acquired.

     "Acquisition Fees" shall mean the total of all fees and commissions paid by any party in connection with the initial purchase or manufacture of Equipment. Included in the computation of such fees or commissions shall be any commission, selection fee, financing fee, nonrecurring management fee, or any fee of a similar nature, however designated.

     "Adjusted Invested Capital" shall mean, as of any date, the Original Invested Capital attributable to the Units held by any Person on or before such date, as decreased (but not below zero) by the amount by which (i) all Distributions with respect to such Units on or before the date of determination pursuant to any provision of the Operating Agreement exceed (ii) the Priority Distribution attributable to such Units for such period.

     "Affiliate" of a Person shall mean:

     -- any Person directly or indirectly controlling, controlled by or under common control with such Person;

     -- any Person owning or controlling 10% or more of the outstanding voting securities or beneficial interests of such Person;

     -- any officer, director, trustee or partner of such Person; and

     -- if such Person is an officer, director, trustee partner or holder of 10% or more of the voting securities or beneficial interests of such Person, any other company for which such Person acts in such capacity. However, such term shall not include a Person who is a partner in a partnership or joint venture with the Fund if such Person is not otherwise an Affiliate.

     "Asset Management Fee" shall mean the fee payable to the Manager and its Affiliates under the provisions of Section 8.2 of the Operating Agreement.

     "Asset Management Fee Limit" means the total fees calculated pursuant to the alternative fee schedule set forth under Section 8.3 of the Operating Agreement, equal to the aggregate of an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus the Carried Interest, determined in the manner described therein.

     "Assignee" shall mean a Person who has acquired a beneficial interest in one or more Units from a third party but who is neither a substituted Holder nor an Assignee of Record.

     "Assignee of Record" shall mean an Assignee who has acquired a beneficial interest in one or more Units whose ownership has been recorded on the books of the Fund and which ownership is the subject of a written instrument of assignment, the effective date of which assignment has passed.

     "ATEL" shall mean ATEL Financial Services, LLC, a California limited liability company.

     "California Act" shall mean the Beverly-Killea Limited Liability Company Act, Title 2.5, Chapters 1-15, of the California Corporations Code, as it may be amended from time to time.

     "Capital Account" shall mean, with respect to any Member, such Member's Capital Account determined in accordance with Section 6.7 of the Operating Agreement.

     "Carried Interest" shall mean the allocable share of Fund Distributions of Cash from Operations and Cash from Sales or Refinancing payable to the Manager, as a Member, pursuant to Sections 10.4 and 10.5 of the Agreement, for which cash consideration has neither been paid nore is to be paid.

     "Cash from Operations" shall mean the excess of Gross Revenues (which excludes revenues from equipment sales or refinancing) over cash disbursements (including the Equipment Management Fee and amounts reinvested by the Fund in Equipment) without reduction for depreciation and amortization of intangibles such as organization and underwriting costs but after a reasonable allowance for cash for repairs, replacements, contingencies and anticipated obligations, as determined by the Manager.

     "Cash from Reserve Account" shall mean that portion of the Net Proceeds not utilized in the acquisition of equipment, including cash maintained according to the provisions of Section 9.4 of the Operating Agreement.

     "Cash from Sales or Refinancing" shall mean the net cash realized by the Fund from the sale, refinancing or other disposition of any equipment after payment of all expenses related to the transaction.

     "Closing Date" shall mean such date designated by the Manager for the termination of the offering of Units, but not later than March 12, 2005. Extension of the offering beyond one year from the date of the Prospectus shall be subject to the qualification of the offering for any such extension in those jurisdictions which may limit the offering period to one year. "Initial Closing Date" shall mean the date on which subscribers for Units, other than the initial Holder, are first admitted to the Fund as Holders. "Final Closing Date" shall mean the last date on which subscribers for Units are admitted to the Fund as Holders.

     "Code" shall mean the Internal Revenue Code of 1986, as amended, or corresponding provisions of subsequent federal revenue laws.

     "Distributions" shall mean any cash distributed to Holders and the Manager arising from their respective interests in the Fund.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "Equipment Management" shall mean personnel and services necessary to the leasing activities of the program, including but not limited to leasing and releasing of program equipment, arranging for necessary maintenance and repair of the equipment, collecting revenues, paying operating expenses, determining that the equipment is used in accordance with all operative contractual arrangements and providing clerical and bookkeeping services necessary to the operation of the program equipment.

     "Equipment Management Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3.2 of the Operating Agreement.

     "Equipment Re-leasing Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3.2 of the Operating Agreement.

     "Equipment Resale Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3.2 of the Operating Agreement.

     "Front-End Fees" shall mean fees and expenses paid by any party for any services rendered during the Fund's organization and acquisition phase including Organization and Offering Expenses, Leasing Fees, Acquisition Fees, Acquisition Expenses, and any other similar fees, however designated. Notwithstanding the foregoing, Front-End Fees shall not include any Acquisition Fees or Acquisition Expenses paid by a manufacturer of Equipment to any of its employees unless such Persons are Affiliates of the Manager.

     "Full Payout Lease" shall mean a lease under which the non-cancellable rental payments due during the initial term of the lease are at least sufficient to cover the purchase price of the Equipment leased.

     "Fund" shall mean ATEL CAPITAL EQUIPMENT FUND X, LLC, the California limited liability company created under the Operating Agreement.

     "Fund Manager" or "Manager" shall mean ATEL Financial Services, LLC ("ATEL"), a California limited liability company, or any other Person or Persons which succeed it in such capacity. The Manager is referred to throughout the Prospectus as "ATEL" or the "Manager."

     "Fund Minimum Gain" shall have the meaning set forth in Regulations Section 1.704-2(d)(1).

     "Gross Proceeds" shall mean the aggregate total of the Original Invested Capital of the initial and all of the additional Holders.

     "Gross Lease Revenues" shall mean all revenues attributable to the equipment other than from security deposits paid by lessees thereof. The term "Gross Revenues" shall not include revenues from the sale, refinancing or other disposition of equipment.

     "High Payout Lease" shall mean a lease under which the noncancellable rental payments and other payment obligations of the lessee due through the initial term of the lease are equal to at least 90% of the original purchase price paid by the Fund for the equipment.

     "Holders" shall mean owners of Units who are either Members or Assignees of Record, and reference to a "Holder" shall be to any one of them. The Manager shall not be considered to be a Holder except to the extent it also owns Units.

     "Incentive Management Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3.2 of the Operating Agreement.

     "IRA" shall mean an individual retirement account qualifying under Section 408 of the Code.

     "Investment in Equipment" shall mean the amount of Gross Proceeds actually paid or allocated to the purchase of Equipment acquired by the Fund, any amount of Gross Proceeds reserved pursuant to Section 9.4 of the Operating Agreement up to a maximum of 3% of Gross Proceeds and other cash payments such as interest and taxes, but excluding Front-End Fees.

     "Members" shall mean the initial Members and any other Persons who are admitted to the Fund as additional or substituted Members. Reference to a "Member" shall refer to any one of them.

     "Net Income" or "Net Loss" shall mean the taxable income or taxable loss of the Fund as determined for federal income tax purposes, computed by taking into account each item of Fund income, gain, loss, deduction or credit not already included in the computation of taxable income and taxable loss, but does not mean Distributions.

     "Net Lease Provisions" shall mean contractual arrangements under which the lessee assumes responsibility for, and bears the cost of, insurance, taxes, maintenance, repair and operation of the leased asset and where non-cancellable rental payments under the lease are absolutely net to the lessor, notwithstanding that some minor costs or responsibilities remain with the Fund as lessor or that the Fund retains the option to require and pay for a higher standard of care or greater level of maintenance or insurance than would be imposed on the lessee under the terms of the lease.

     "Net Proceeds" shall mean the total Gross Proceeds less Organization and Offering Expenses.

     "Operating Lease" shall mean a lease under which the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment leased.

     "Operating Revenues" means the total for any period of all Gross Lease Revenues plus all Cash from Sales or Refinancing.

     "Organization and Offering Expenses" shall mean those expenses incurred in connection with preparing the Fund for registration and subsequently offering and distributing Units to the public, including selling commissions and all advertising expenses except advertising expenses related to the leasing of equipment.

     "Original Invested Capital" shall mean the original gross purchase price of the Units contributed by each Member to the capital of the Fund for his interest in the Fund, which amount shall be attributed to Units in the hands of a subsequent Holder.

     "Operating Agreement" or "Agreement" shall mean the Limited Liability Company Operating Agreement of ATEL CAPITAL EQUIPMENT FUND X, LLC, as it may be amended from time to time.

     "Person" shall mean any natural person, partnership, corporation, association or other legal entity.

     "Priority Distribution" shall mean a hypothetical amount determined solely for purposes of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3 of the Operating Agreement. Such amount will equal, for any calendar year or other period with respect to the Units held by any Person, the average Adjusted Invested Capital with respect to such Units during such period multiplied by 10% per annum (calculated on a cumulative basis, compounded daily, from the last day of the calendar quarter in which the capital contribution of the initial purchaser of such Units was received by the Fund and pro rated for any fraction of a calendar year for which such calculation is made).

     "Prospectus" shall mean the final prospectus filed in connection with the registration of the Units with the Securities and Exchange Commission on Form S-1, as amended, together with any supplement thereto which may be subsequently filed with such Commission.

     "Purchase Price of Equipment" shall mean the price paid upon the purchase or sale of a particular item of equipment including all liens and mortgages on the equipment, but excluding points and prepaid interest.

     "Qualified Plan" shall mean employee trusts (or employer individual retirement accounts), Keogh Plans and corporate retirement plans qualifying under Section 401(a) of the Code.

     "Regulations" or "Treasury Regulations" shall mean the income tax regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

     "Reinvestment Period" shall mean the period commencing with the Initial Closing Date and ending six calendar years after the Final Closing Date occurs.

     "Reimbursable Administrative Expenses" shall mean the ordinary recurring administration expenses incurred by the Manager and reimbursed by the Fund. Such expenses shall not include interest, depreciation, equipment maintenance or repair, third party services or other non-administrative expenses.

     "Resident Alien" shall mean a resident alien as defined within the Federal Aviation Act of 1958, as amended from time to time, or any successor statute, or any regulations adopted pursuant to such Act or any successor statute.

     "Roll-Up" shall mean a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Fund and the issuance of securities of a Roll-Up Entity. Such term does not include:

          (a) any transaction if the securities of the Fund have been for at least twelve months traded through the National Association of Securities Dealers, Inc. Automated Quotation National Market System; or

          (b) a transaction involving the conversion to corporate, trust or association form of only the Fund, if, as a consequence of the transaction, there will be no significant adverse change in any of the following:

          (i)  the Members' voting rights;

          (ii) the term of existence of the Fund;

          (iii)the terms of compensation of the Manager and its Affiliates; or

          (iv) the Fund's investment objectives.

     "Service" shall mean the United States Internal Revenue Service or its successor.

     "Substantially All of the Assets" shall mean, unless the context otherwise dictates, equipment representing 66 2/3% or more of the net book value of all equipment as of the end of the most recently completed fiscal quarter.

     "Unit" shall mean the interest in the Fund representing Original Invested Capital in the amount of $10 and shall entitle the Holder thereof to the rights herein provided.

     "United States Citizen" shall mean a "citizen of the United States" as defined within the Federal Aviation Act of 1958, as amended from time to time, or any successor statute, or any regulations adopted pursuant to such Act or any successor statute.

                              FINANCIAL STATEMENTS

            Set forth below are the following financial statements:

                       ATEL Capital Equipment Fund X, LLC

Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . F - 2
Balance Sheet, December 31, 2002  . . . . . . . . . . . . . . . . . . . . F - 3
Statement of Changes in Members' Capital for the period from
   August 12, 2002 (inception) to December 31, 2002 . . . . . . . . . . . F - 3
Statement of Cash Flows for the Period from August 12, 2002
   (inception) through December 31, 2002  . . . . . . . . . . . . . . . . F - 3
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . F - 4


                          ATEL Financial Services, LLC

Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . F - 5
Consolidated Balance Sheet, July 31, 2002 . . . . . . . . . . . . . . . . F - 6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . F - 7

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

March 7, 2003
San Francisco, California

                       ATEL CAPITAL EQUIPMENT FUND X, LLC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                December 31, 2002

                                     ASSETS

Cash                                                                 $600
                                                                   =======

                                MEMBERS' CAPITAL

Members' capital:
     Managing Member                                                 $100
     Initial Member                                                   500
                                                                   -------
Total members' capital                                               $600
                                                                   =======



                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                 FOR THE PERIOD FROM AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002

                                  Initial Member              Managing
                                 --------------
                            Units            Amount            Member             Total
                            -----            ------            ------             -----

Capital contributions               50              $500              $100              $600
                       ================ ================= =================  ================


                             STATEMENT OF CASH FLOWS

                 FOR THE PERIOD FROM AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002


Financing activities:

Capital contributions received                                         $600
                                                                      ------
Net increase in cash                                                    600

Cash at inception                                                         -
                                                                      ------
Cash at end of period                                                  $600
                                                                      ======

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

                          REPORT OF ERNST & YOUNG LLP



Board of Directors and Shareholder
ATEL Financial Services LLC


We have audited the accompanying consolidated balance sheet of ATEL Financial Services LLC and subsidiary as of July 31, 2002. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of ATEL Financial Services LLC at July 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                                    /s/ERNST & YOUNG LLP
September 13, 2002
San Francisco, California

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002

                                     ASSETS


Cash and cash equivalents                                            $2,869,946
Amounts due from affiliated programs                                  2,916,067
Investments in leases                                                   861,726
Property and equipment, net of accumulated depreciation of $628,671     355,027
Leasehold improvements, net of accumulated amortization of $506,314      78,036
Goodwill, net of accumulated amortization of $879,520                23,286,883
Other assets                                                            360,815
                                                                   -------------
     Total Assets                                                   $30,728,500
                                                                   =============


                         LIABILITIES AND MEMBERS' EQUITY


Liabilities:
Non-recourse debt                                                      $494,608
Long-term debt                                                        9,272,727
Subordinated convertible promissory note, related party               4,000,000
Amounts due to affiliated companies                                   9,757,360
Accounts payable and accrued liabilities                              1,411,617
Derivative - interest rate swap                                         409,877
                                                                   -------------
  Total liabilities                                                  25,346,189

Members' equity
     Accumulated other comprehensive income                            (409,877)
     Members' equity                                                  5,792,188
                                                                   -------------
Total equity                                                          5,382,311
                                                                   -------------

     Total liabilities and members' equity                          $30,728,500
                                                                   =============




                             See accompanying notes.

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002


1.   Organization and summary of significant accounting policies:

Organization and principles of consolidation:

The consolidated balance sheet includes the accounts of ATEL Financial Services LLC (ATEL) and its wholly owned subsidiary, ATEL Securities Corporation (ASC). ATEL is an indirect wholly owned subsidiary of ATEL Capital Group (ACG).

ATEL is a California limited liability company that was formed in March 2001 to carry on the business activities that had been previously performed through that date by ATEL Financial Corporation (AFC), an affiliated wholly owned subsidiary of ACG. Accordingly, all the assets and liabilities of AFC were contributed by the parent, ACG, into ATEL at book value in exchange for an indirect wholly owned interest in ATEL's members equity. The assets and liabilities contributed by ACG into ATEL included deferred tax assets and liabilities of AFC. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, these deferred tax assets and liabilities of ATEL were then transferred to ACG to reflect ATEL's non-taxable status as a limited liability company.

In April 2001, ATEL acquired a 71% interest in ACG (734.938 shares of common stock) from the then controlling shareholder of ACG. In exchange for the common stock of ACG, ATEL paid $18,020,000 in cash with the balance of the consideration consisting primarily of lease receivables transferred to the seller. ATEL financed a portion of the purchase price utilizing a term loan and a convertible note (discussed in Note 6). This transaction has been accounted for as a change in control leveraged buyout transaction utilizing the purchase method of accounting. All of the purchase price was allocated to goodwill. ATEL recorded goodwill of $24,166,403 related to this transaction and amortized $879,520 of this amount through July 31, 2001, at which time amortization ceased as a result of the adoption of a new accounting pronouncement.

In the event that gross payments on the transferred leases do not exceed a determined amount through April 13, 2006, ATEL will be required to pay an additional $200,000 of contingent consideration to the former principal shareholder. If in the event additional consideration is paid, such amount will be recorded as additional consideration when the contingency is resolved.

ATEL organizes and sponsors limited partnerships and limited liability companies (the "affiliated programs" or the "programs") engaged in equipment leasing and sales activities. It also acts as the corporate general partner or managing member in these affiliated programs. Through these programs, ACG derives various fees and also receives reimbursements for expenses incurred on behalf of these entities, of which certain fees and expense reimbursements are allocated to ATEL, with the balance allocated to various other affiliates. The basis for determination of the types and amounts of these fees and reimbursements are provided in agreements with the various programs.

In addition, under the terms of the partnership agreements and operating agreements for certain of the affiliated programs for which ATEL is a general partner or managing member, ATEL is entitled to participate in net cash from operations and sales or refinancing of equipment owned by the affiliated programs. A portion of ATEL's participation is subordinated to the limited partners' and other members' full recovery of their initial invested capital contributions plus a specified return on their investments. No earnings or equity interests from such subordinated interests have been recognized through July 31, 2002. The shareholders of ACG are also general partners in certain of these affiliated programs.

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002


1.   Organization and summary of significant accounting policies (continued):

ATEL will continue in full force and effect until such time as the members elects to dissolve ATEL or ATEL is otherwise dissolved.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Operating leases:

Assets on operating leases are stated at cost less accumulated depreciation. Revenues from operating leases are recognized evenly over the terms of the related leases. Depreciation is provided on the straight-line method over the term of the lease to an amount equal to the equipment's estimated residual value at lease termination.

Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

Leasehold improvements:

Leasehold improvements are stated at cost. Amortization is calculated using the straight-line method over the lives of the related leases or estimated lives, whichever is shorter.

Credit risk:

Financial instruments that potentially subject ATEL to concentrations of credit risk include cash and cash equivalents. ATEL places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to ATEL.

Use of estimates:

The preparation of the consolidated balance sheet in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet. Actual results could differ from those estimates.

Investments in affiliated programs:

ATEL accounts for its interest as a corporate general partner (or as the managing member) in the affiliated programs at cost, or under the equity method of accounting, based on the terms of the individual affiliated partnership or operating agreements.

Investments in affiliated programs accounted for at cost do not provide for general partner distributions in the partnership agreements. Certain investments in affiliated programs accounted for at cost do not require ATEL to make additional capital contributions, and, hence, ATEL records all distributions received from these programs as income based on the cost method of accounting.

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002


1.   Organization and summary of significant accounting policies (continued):

The partnership/operating agreements for investments in affiliated programs accounted for under the equity method of accounting provide for general partner (or managing member) distributions, subject to limitations in the respective partnership agreements (or operating agreement). Upon dissolution of these programs, if the general partner (or managing member) has a deficiency in its capital account at the program level, a special allocation of income may be made to the general partner from the limited partners in an amount sufficient to bring the capital accounts to zero, based on the provisions of the partnership agreement (or operating agreement).

If the general partner (or managing member) has a positive capital account balance at the program level upon the dissolution of the program, a special allocation of income is made from the general partner (or managing member) to the limited partners in an amount sufficient to bring the capital accounts to zero, based on the terms of the partnership agreements (or operating agreements).

Income taxes:

ATEL does not provide for income taxes since all income and losses are allocated to the members for inclusion in their respective tax returns.

Amounts due to affiliated companies:

Amounts due to affiliated companies represent net amounts advanced to or received from affiliated companies for operations to be paid by ATEL on behalf of ACG and its subsidiaries.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133, as amended, requires ATEL to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. In accordance with SFAS No. 133, ATEL records derivative hedging instruments at fair value on the balance sheet and recognizes the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

ATEL utilizes a cash flow hedge comprised of an interest rate swap. The interest rate swap is linked to and adjusts effectively the interest rate sensitivity of specific long-term debt. The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Comprehensive Income
(AOCI) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is dedesignated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging interest bearing instruments). Interest income or expense on the hedging derivative used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the hedged item over the periods covered by the contract.

Credit exposure from derivative financial instruments arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002


1.   Organization and summary of significant accounting policies (continued):

New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. ATEL has adopted SFAS 144 as of August 1, 2002 and the adoption of the Statement does not have a significant impact on ATEL's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Effective August 1, 2001, ATEL was no longer required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, ATEL was required to review goodwill and other intangible assets for potential impairment. As a result of the adoption of these pronouncements, all amortization of goodwill as a charge to earnings ceased effective August 1, 2001. See Note 3.

2.  Investments in leases:

Investments in leases consist of the following at July 31, 2002:

Equipment on operating leases, net of accumulated depreciation    $861,726
                                                               ------------
                                                                  $861,726
                                                               ============

Operating leases included in investment in leases:

Equipment on operating leases consists of the following: Electrical cogeneration plant (estimated useful life, 20 years) 2,565,815 Hydraulic excavator (estimated useful life, 10 years) 120,000
                                                               ------------
                                                                 2,685,815
Less accumulated depreciation                                   (1,824,089)
                                                               ------------
Equipment on operating leases, net of accumulated depreciation    $861,726
                                                               ============

At July 31, 2002, the aggregate amounts of future minimum lease payments receivable from operating leases are as follows:

                                 Year ending July 31,
                                 --------------------
                           2003              $188,000
                           2004               188,000
                           2005               188,000
                                  --------------------
                                             $564,000
                                  ====================

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002

2.  Investments in leases (continued):

General lease terms and concentration of credit risk:

Operating leases generally provide that the lessee will be responsible for maintenance, insurance and similar costs (referred to as net leases).

Leases are subject to ATEL's credit committee review. The leases provide for the repossession of the equipment in the event of default.


3.  Goodwill

Goodwill of $24,166,403 was recorded in connection with the leveraged buyout of the principal shareholder of ACG in April 2001 (see Note 1). At July 31, 2002, accumulated amortization of goodwill was $879,520. In accordance with the adoption of SFAS No. 142 (see Note 1) on August 1, 2001, no amortization of goodwill was recorded during the year ended July 31, 2002. On a periodic basis, management reviews goodwill and other amortizable assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. In such instances, impairment, if any, is measured on a discounted future cash flow basis. As a result of management's review, no impairment of goodwill existed as of July 31, 2002.

4. Property, equipment and leasehold improvements, net:

The following is a summary by category of the depreciable assets at July 31, 2002:

              Category
Leasehold improvements                           $ 584,350
   Less accumulated depreciation                  (506,314)
                                       --------------------
Leasehold improvements, net                                            $ 78,036

Other equipment                                    377,876
Funiture and fixture                               336,973
Computer equipment                                 268,849
   Less accumulated depreciation                  (628,671)
                                       --------------------
Furniture, fixture and equipment, net                                   355,027
                                                            --------------------
   Net book value                                                     $ 433,063
                                                            ====================


5.  Non-recourse debt:

Non-recourse debt consists of the following at July 31, 2002:

Note payable to financial institution, interest at 8.32% per year, cogeneration plant and related lease pledged as collateral, due in quarterly installments of
$47,000 through July 2005                                             $ 494,608
                                                                   ============

The net book value of assets financed and collateralizing non-recourse debt was $782,592 at July 31, 2002.

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002

5.  Non-recourse debt (continued):

Future minimum payments on non-recourse debt are as follows at July 31, 2002:

                          Principal           Interest            Total
Year ending July 31,      Payments           Payments           Payments
--------------------      ---------          ---------          --------
               2003           $ 151,494            $ 36,506          $ 188,000
               2004             164,497              23,503            188,000
               2005             178,617               9,384            188,000
                     -------------------  ------------------ ------------------
                               $494,608             $69,393           $564,000
                     ===================  ================== ==================

6.  Long-term debt:

ATEL assumed two separate notes in association with the leveraged buyout (see note 1). The first is a $12,000,000 term loan with a financial institution maturing in October 2006, the balance of which was $9,272,727 as of July 31, 2002. The effective fixed interest rate, utilizing an interest rate swap, on this note is 7.88%. Principal and interest are to be paid quarterly over twenty-two consecutive quarters. A financial covenant exists whereby an amount equal to 40% of excess cash flow, as defined, is payable within 10 days after the due date of the year-end financial statements and is applied as a reduction of principal. Excess cash flow is defined as the consolidated net profit of ACG and its consolidated subsidiaries less certain distributions. The loan is collateralized by the unencumbered assets and ownership rights held by ATEL.

ATEL has entered into an interest rate swap with a financial institution to manage interest rate exposure associated with variable rate term loan by effectively converting the variable rate to fixed rate. During the term of the interest rate swap ATEL receives or pays interest on a notional principal (equal to the outstanding principal of the term note) based on the difference between the nominal payment rate of 5.380% and the variable receive rate indexed to a three month libor. No actual borrowing or lending is involved. The termination of the swap coincides with the maturity of the debt, which is October 2, 2006.

Future minimum payments on long-term debt are as follows at July 31, 2002:

                           Principal           Interest            Total
 Year ending July 31,      Payments           Payments           Payments
 --------------------      ---------          ---------          --------
                2003         $ 2,181,818           $ 666,218        $ 2,848,036
                2004           2,181,818             494,289          2,676,107
                2005           2,181,818             722,364          2,904,182
                2006           2,181,818             150,436          2,332,254
                2007             545,455              10,475            555,930
                      -------------------  ------------------ ------------------
                              $9,272,727          $2,043,781        $11,316,510
                      ===================  ================== ==================

The second note assumed in association with the leveraged buyout is a convertible subordinated promissory note (subordinate to the $12,000,000 term loan) for $4,000,000 from a related party. Interest is accrued at a rate of 8% per annum paid quarterly, with an additional interest of 2% of the principal amount payable at year-end. All outstanding principal and interest is due on December 31, 2006. Upon maturity of the term loan, the holder of the second note will have the option for a period of thirty days, to convert the outstanding principal amount of this note into 53.1538 shares of either Series A preferred stock of ACG or, if ATEL elects prior to the maturity date of the term loan, to be treated as common stock of ACG. In addition, thirty-one days after the repayment date of the term loan, ATEL has the option for a period of thirty days, to convert the principal amount of this note into the conversion shares.

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002

6.  Long-term debt, continued:

Future minimum payments on convertible subordinated promissory note are as follows at July 31, 2002:

                          Principal           Interest            Total
Year ending July 31,      Payments           Payments           Payments
--------------------      ---------          ---------          --------
               2003                   -            $400,000           $400,000
               2004                   -             400,000            400,000
               2005                   -             400,000            400,000
               2006                   -             400,000            400,000
               2007           4,000,000             166,667          4,166,667
                     -------------------  ------------------ ------------------
                             $4,000,000          $1,766,667         $5,766,667
                     ===================  ================== ==================

7.  Line of credit:

ATEL participates with ACG, certain other subsidiaries of ACG, and with certain affiliated programs in a $43,654,928 revolving credit agreement with a group of financial institutions, which expires June 28, 2004. The agreement includes an acquisition facility, a lease warehouse facility and a venture lease facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated programs, ACG and ATEL. Also included in this line of credit facility is $1,000,000 available for operations and working capital.

At July 31, 2002, ATEL had no borrowings related to working capital or relating to lease transactions. Interest is at the bank's prime rate (4.75% at July 31, 2002) or at LIBOR plus a spread (3.739% at July 31, 2002) for large ticket lease transactions and prime plus a spread or LIBOR plus a spread for venture lease transactions.

These facilities, when used, are collateralized by (i) leases and equipment owned by the specific borrower and financed by the lines and (ii) all other assets owned by the specific borrower except equipment, lease receipts and residual values specifically pledged to other equipment funding sources. ATEL's borrowings under the facility are guaranteed by ACG and/or its shareholders.

The credit agreement includes certain financial covenants applicable to each borrower. ATEL and ACG were in compliance with such covenants as of July 31, 2002.


8.  Equity investments in affiliated programs (Unaudited):

Certain investments in affiliated programs are accounted for under the equity method of accounting. Summarized information about these affiliates as of July 31, 2002 and for the year then ended are included in the following table (unaudited).

                        ATEL Cash           ATEL Capital         ATEL Capital         ATEL Capital
                    Distribution Fund      Equipment Fund       Equipment Fund       Equipment Fund
                        VI, L.P.             VII, L.P.             VIII, LLC             IX, LLC

     Total Assets          $ 42,398,749       $ 126,127,703         $ 165,870,024         $ 61,320,039

Total Liabilities          $ 10,052,093        $ 55,938,786          $ 90,275,094            $ 646,419

 Net Income (Loss)          $ 2,345,063          $ (189,939)           $ (399,409)           $ 421,363

ATEL has a 1% ownership in ATEL Cash Distribution Fund VI, L.P. and a 7.5% ownership in ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC., and ATEL Capital Equipment Fund IX, LLC.

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002

9.  Commitments and contingencies:

Office lease:

ACG occupies office space under operating leases expiring through December 2002. Future minimum payments for fiscal year 2003 are $233,286. A new operating lease for office space will be effective January 2002 and will expire January 2013. Future minimum payments under the new operating lease are $429,506 in fiscal year 2004, and $644,259 in years 2005 through 2012, and $322,130 in 2013.


10.  Reimbursements of operating costs:

The Limited Partnership Agreements and Operating Agreements of the affiliated programs allow for the reimbursement of costs incurred by ACG and its subsidiaries in providing administrative services to the programs, of which a portion of such amounts is allocated to ATEL. Administrative services provided include program accounting, investor relations, legal counsel and lease and equipment documentation. ACG and its subsidiaries are not reimbursed for services where they are entitled to receive a separate fee as compensation for such services, such as acquiring and overseeing the management of equipment. Reimbursable operating costs incurred by ACG and its subsidiaries are allocated to the programs based upon actual time incurred by employees working on program business and an allocation of rent and other costs based on utilization studies. As of July 31, 2002, $2,749,193 remained outstanding from affiliated programs for reimbursable operating and syndication costs and management fees.


11.  Financial information of affiliated programs:

ATEL has served as the general partner of a series of nine publicly held limited partnerships and limited liability companies (the "Funds"). As of December 31, 2001, the first three of those Funds had ceased operations. As of July 31, 2002, ATEL is the general partner or managing member of the six remaining Funds. During the year ended December 31, 2001, ATEL received management and other fees from the Funds for services provided. These Funds own and lease equipment to third parties. The Funds' equipment is not available to creditors or the members of ATEL. The following financial data is presented for purposes of additional analysis to provide information about the portfolio under management. Presented below is the combined, capsulated balance sheet for the six Funds existing as of December 31, 2001:

Financial position:
     Cash                                                           $19,187,680
     Accounts receivable, net and other assets                       20,021,707
     Investments in equipment and leases                            424,955,011
                                                              ------------------
          Total assets                                             $464,164,398
                                                              ==================

     Long-term non-recourse debt                                   $173,565,851
     Accounts payable and other liabilities                          31,077,458
     Partners' capital                                              259,521,089
                                                              ------------------
          Total liabilities and partners' capital                  $464,164,398
                                                              ==================

                   ATEL FINANCIAL SERVICES LLC AND SUBSIDIARY

                       NOTES TO CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002


11.  Financial information of affiliated programs (continued):

Presented below is combined aggregate amounts of future minimum lease payments from the programs' lease portfolios for each year ending December 31:

                                   2002         $82,278,057
                                   2003          57,075,159
                                   2004          39,210,513
                                   2005          30,351,774
                                   2006          17,701,872
                             Thereafter          30,046,075
                                         -------------------
                                               $256,663,450
                                         ===================

                                                                      EXHIBIT A


--------------------------------------------------------------------------------
                          PRIOR PERFORMANCE INFORMATION
--------------------------------------------------------------------------------

ATEL Financial Corporation ("ATEL"), the Manager of the Fund, and its affiliates have extensive experience in the equipment leasing industry, including: (i) originating and financing leveraged and single investor lease transactions for corporate investors, (ii) acting as a broker/packager by arranging equity and debt participants for equipment leasing transactions originated by other companies, (iii) consulting on the pricing and structuring of equipment lease transactions for banks, leasing companies and corporations, (iv) organizing and offering individual ownership and limited partnership investment leasing programs and (v) supervising and arranging for the supervision of equipment management and marketing on leasing transactions involving total equipment costs in excess of $1 billion.

In addition to the Fund, ATEL has sponsored nine prior public and two private equipment leasing limited programs. See "Prior Performance Summary" for a summary of information regarding such prior programs.

The first prior partnership, ATEL Lease Income Fund 1985-A ("ALIF"), completed a private placement of $218,500 of its limited partnership interests in April 1986 from a total of 12 investors. ALIF had acquired a variety of equipment with a total purchase cost of $296,627 as of December 31, 1987. All such equipment had been sold as of December 31, 1995 and the partnership has ceased operations.

The second prior partnership, ATEL Cash Distribution Fund ("ACDF"), commenced a public offering of up to $10,000,000 of its limited partnership interests on March 1, 1986. ACDF terminated its offering on December 18, 1987 after raising a total of $10,000,000 in offering proceeds from a total of approximately 1,000 investors, all of which proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF acquired a variety of types of equipment with a total purchase cost of $11,133,679. All such equipment had been sold as of December 31, 1997.

Through December 31, 1997, ACDF had made cash distributions to its investors in the aggregate amount of $1,121.03 per $1,000 invested. Of this amount a total of $244.89 represents investment income and $876.14 represents return of capital.

The third prior partnership, ATEL Cash Distribution Fund II ("ACDF II"), commenced a public offering of up to $25,000,000 (with an option to increase the offering to $35,000,000) of its limited partnership interests on January 4, 1988. ACDF II terminated its offering on January 3, 1990 after raising a total of $35,000,000 in offering proceeds from a total of approximately 3,100 investors, all of which proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF II acquired a variety of types of equipment with a total purchase cost of $52,270,536. All such equipment had been sold as of December 31, 1998.

Through December 31, 1998, ACDF II had made cash distributions to its investors in the aggregate amount of $1,222.63 per $1,000 invested. Of this amount a total of $335.43 represents investment income and $887.20 represents return of capital.

The fourth prior partnership, ATEL Cash Distribution Fund III ("ACDF III"), commenced a public offering of up to $50,000,000 (with an option to increase the offering to $75,000,000) of its limited partnership interests on January 4, 1990. ACDF III terminated its offering on January 3, 1992 after raising a total of $73,855,840 in offering proceeds from a total of approximately 4,822 investors, all of which proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF III acquired a variety of types of equipment with a total purchase cost of $99,629,942. All such equipment had been sold as of December 31, 2000.

     Past performance is not necessarily indicative of future performance.

Through December 31, 2000, ACDF III had made cash distributions to its investors in the aggregate amount of $1,329.76 per $1,000 invested. Of this amount a total of $379.10 represents investment income and $950.66 represents return of capital.

The fifth prior partnership, ATEL Cash Distribution Fund IV ("ACDF IV"), commenced a public offering of up to $75,000,000 of its limited partnership interests on February 4, 1992. ACDF IV terminated its offering on February 3, 1993 after raising a total of $75,000,000 in offering proceeds from a total of approximately 4,873 investors, all of which proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF IV acquired a variety of types of equipment with a total purchase cost of $108,734,880. Of such equipment, items representing an original purchase cost of $97,195,220 had been sold as of December 31, 2001.

Through June 30, 2002, ACDF IV had made cash distributions to its investors in the aggregate amount of $1,178.93 per $1,000 invested. Of this amount a total of $304.52 represents investment income and $874.41 represents return of capital.

The sixth prior partnership, ATEL Cash Distribution Fund V ("ACDF V"), commenced a public offering of up to $125,000,000 of its limited partnership interests on February 22, 1993. ACDF V terminated its offering on November 15, 1994. As of that date, $125,000,000 of offering proceeds had been received from approximately 7,217 investors. All of the proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF V acquired a variety of types of equipment with a total purchase cost of $186,995,157 as of December 31, 2001. Of such equipment, items representing an original purchase cost of $107,925,930 had been sold as of December 31, 2001.

Through June 30, 2002, ACDF V had made cash distributions to its investors in the aggregate amount of $934.78 per $1,000 invested. Of this amount a total of $160.98 represents investment income and $773.80 represents return of capital.

The seventh prior partnership, ATEL Cash Distribution Fund VI ("ACDF VI"), commenced a public offering of up to $125,000,000 of its limited partnership interests on November 23, 1994. ACDF VI terminated its offering on November 22, 1996. As of that date, $125,000,000 of offering proceeds had been received from approximately 6,401 investors. All of the proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACDF VI acquired a variety of types of equipment with a total purchase cost of $208,277,121 as of December 31, 2001. Of such equipment, items representing an original purchase cost of $108,340,176 had been sold as of June 30, 2002.

Through June 30, 2002, ACDF VI had made cash distributions to its investors in the aggregate amount of $739.22 per $1,000 invested. Of this amount a total of $102.95 represents investment income and $636.27 represents return of capital. See Table III - "Operating Results of Prior Programs" in this Exhibit A for further information concerning such distributions. See Table V - "Acquisition of Equipment by Prior Programs" in Exhibit A for further information concerning the types of equipment acquired by ACDF VI. See Table VI - "Sales or Disposals of Equipment" in Exhibit A.

The eighth prior partnership, ATEL Capital Equipment Fund VII ("ACEF VII"), commenced a public offering of up to $150,000,000 of its limited partnership interests on November 29, 1996. ACEF VII terminated its offering on November 29, 1998. As of that date, $150,000,000 of offering proceeds had been received from approximately 5,348 investors. All of the proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACEF VII had acquired a variety of types of equipment with a total purchase cost of $302,698,648 as of August 31, 2002. Of such equipment, items representing an original purchase cost of $52,083,244 had been sold as of August 31, 2002.


     Past performance is not necessarily indicative of future performance.

Through June 30, 2002, ACEF VII had made cash distributions to its investors in the aggregate amount of $521.26 per $1,000 invested. Of this amount a total of $99.39 represents investment income and $421.87 represents return of capital. See Table III - "Operating Results of Prior Programs" in this Exhibit A for further information concerning such distributions. See Table V - "Acquisition of Equipment by Prior Programs" in Exhibit A for further information concerning the types of equipment acquired by ACEF VII. See Table VI - "Sales or Disposals of Equipment" in Exhibit A.

The ninth prior partnership, ATEL Capital Equipment Fund VIII ("ACEF VIII"), commenced a public offering of up to $150,000,000 of its limited partnership interests on December 7, 1998. ACEF VIII terminated its offering on November 30, 2000. As of that date, $135,701,380 of offering proceeds had been received from approximately 3,612 investors. All of the proceeds were committed to equipment acquisitions, organization and offering expenses and capital reserves. ACEF VIII had acquired a variety of types of equipment with a total purchase cost of $249,040,775 as of August 31, 2002. Of such equipment, items representing an original purchase cost of approximately $11,312,944 had been sold as of August 31, 2002.

Through June 30, 2002, ACEF VIII had made cash distributions to its investors in the aggregate amount of $290.14 per $1,000 invested. Of this amount a total of $5.95 represents investment income and $284.19 represents return of capital. See Table III - "Operating Results of Prior Programs" in this Exhibit A for further information concerning such distributions. See Table V - "Acquisition of Equipment by Prior Programs" in Exhibit A for further information concerning the types of equipment acquired by ACEF VII. See Table VI - "Sales or Disposals of Equipment" in Exhibit A.

The tenth prior partnership, ATEL Capital Equipment Fund IX ("ACE IX"), commenced a public offering of up to $150,000,000 of its limited partnership interests on January 16, 2001. ACEF IX terminated its offering on January 15, 2003, having raised a total of $121,104,600 in offering proceeds from a total of approximately 3,078 investors. Of these gross proceeds, a total of approximately $98,275,000 has been committed to asset acquisitions, actual and estimated organization and offering expenses and capital reserves, and the balance remains available for commitment to equipment lease transactions. ACEF IX had acquired a variety of types of assets with a total purchase cost of $56,298,894 as of December 31, 2002. Of such equipment, items representing an original purchase cost of approximately $762,524 had been sold as of August 31, 2002.

Through June 30, 2002, ACEF IX had made cash distributions to its investors in the aggregate amount of $26.88 per $1,000 invested. Of this amount a total of $12.75 represents investment income and $14.13 represents return of capital. See Table III - "Operating Results of Prior Programs" in this Exhibit A for further information concerning such distributions. See Table V - "Acquisition of Equipment by Prior Programs" in Exhibit A for further information concerning the types of equipment acquired by ACEF IX. See Table VI - "Sales or Disposals of Equipment" in Exhibit A.

Although certain of the Prior Programs have experienced lessee defaults in the ordinary course of business, none of the Prior Programs has experienced an unanticipated rate of default or major adverse business developments which the Fund Manager believes will impair its ability to meet its investment objectives.

All of the Prior Programs have investment objectives that are similar to those of the Fund. It should be noted, however, that the prior privately placed program, ALIF, invested in equipment without the use of any acquisition debt, while Prior Programs ("Prior Public Programs") were designed to use moderate amounts of acquisition debt, as is the Fund. In addition, as in the case of the Fund's portfolio objectives, the Prior Public Programs' equipment portfolios placed greater emphasis on relatively low technology equipment than did ALIF.

The factors considered by the Manager in determining that the investment objectives of the prior programs were similar to those of the Fund include the types of equipment to be acquired, the structure of the leases to such equipment, the credit criteria for lessees, the intended investment cycles, the


     Past performance is not necessarily indicative of future performance.

reinvestment policies and the investment goals of each program. Therefore all of the information set forth in Tables included in this Exhibit A - "Prior Performance Information" may be deemed to relate to programs with investment objectives similar to those of the Fund.

In Tables I through III information is presented with respect to all Prior Programs sponsored by the Manager and its Affiliates which closed their offerings within the five year period ending December 31, 2001. Table VI includes information regarding all dispositions of equipment by ACEF VII, ACEF VIII and ACEF IX during the five year period ended August 31, 2002. The following is a list of the tables set forth on this Exhibit A:

          TABLE I            Experience in Raising and Investing Funds
          TABLE II           Compensation to the General Partners
          TABLE III          Operating Results of Prior Programs
          TABLE IV           Results of Completed Programs
          TABLE V            Acquisition of Equipment by Prior Programs
          TABLE VI           Sales or Disposals of Equipment

ATEL will provide to any investor, upon written request and without charge, copies of the most recent Annual Reports on Form 10-K filed with the Securities and Exchange Commission by each Prior Public Program and will provide to any investor, for a reasonable fee, copies of the exhibits to such reports.

INVESTORS IN THE PARTNERSHIP WILL HAVE NO INTEREST IN THE INVESTMENTS DESCRIBED IN THE FOLLOWING TABLES. PROSPECTIVE INVESTORS SHOULD NOT CONSTRUE THE INCLUSION OF THIS INFORMATION AS INDICATIVE OF THE POSSIBLE OPERATIONS OF THE PARTNERSHIP.





















     Past performance is not necessarily indicative of future performance.

In addition to Tables I through VI, two summary charts are set forth below. Figure 6 below illustrates the disposition of equipment after expiration of the initial lease term for equipment coming off lease through December 31, 2002 for all Prior Public Programs that had completed their offerings as of such date. The dispositions are characterized as (i) short term renewals by the lessees (for terms of less than 12 months), (ii) long term renewals by the lessees (for terms of at least 12 months), (iii) equipment purchased by the lessee and
(iv) equipment returned by the lessee to the Prior Public Program for sale or lease to another party.




Figure 6
                               [GRAPHIC OMITTED]






















     Past performance is not necessarily indicative of future performance.

Figure 7 below is a summary of cumulative cash distributions by each prior Public Program, expressed as a percentage of an initial investor's original capital contribution.



Figure 7

                               [GRAPHIC OMITTED]































     Past performance is not necessarily indicative of future performance.

                                     TABLE I
                    EXPERIENCE IN RAISING AND INVESTING FUNDS
                             (on a percentage basis)
                                  June 30, 2002
                                   (Unaudited)

The following Table sets forth certain information concerning the experience of the General Partners in raising and investing funds. A percentage analysis of the application of the proceeds raised is presented.


                                                           ATEL Capital          ATEL Capital       ATEL Capital
                                                             Equipment             Equipment          Equipment
                                                              Fund VII             Fund VIII           Fund IX
EQUITY PROCEEDS
         Dollar amount of equity offered                    $ 150,000,000         $150,000,000         $150,000,000
         Dollar amount of equity raised                     $ 150,000,000         $135,701,380         $ 70,556,610
                                                         -----------------    -----------------    -----------------
Less:    Offering expenses:
         Selling commissions                                        9.50%                9.50%                9.50%
         Organization and program expenses (1)                      4.67%                4.68%                4.85%
         Reserves                                                   0.50%                0.50%                0.50%
                                                         -----------------    -----------------    -----------------
Percent available for investment                                   85.33%               85.32%               85.15%
Acquisition costs:
         Purchase price (2)                                        85.33%               85.32%               85.15%
         Acquisition fees                                               -                    -                    -
                                                         -----------------    -----------------    -----------------
                                                                   85.33%               85.32%               85.15%
                                                         -----------------    -----------------    -----------------
Percent leverage (3)                                               31.51%               53.13%                0.00%
                                                         =================    =================    =================

Date offering commenced:                                    Nov. 29, 1996         Dec. 7, 1998        Jan. 16, 2001

Length of offering                                              24 Months            24 Months           N/A        (6)

Months to  invest 90% of amount available for
   investment (measured from beginning of offering)             24 Months (4)        24 Months (5)       N/A        (6)

FOOTNOTES:

(1) Includes organization, legal, accounting, printing, binding, delivery and other costs incurred by the General Partner.

(2) Represents amounts paid to unrelated third parties for purchase of equipment under leases.

(3) The percentage leverage is calculated by dividing the initial principal amount of debt incurred by the program through the date of this table by the aggregate original cost of all equipment purchased by the program through such date. It should be noted, however, that each program has acquired assets, has made or will make principal amortizing debt service payments and/or has disposed or will dispose of assets over a period of time extending from its first investment in equipment. As a result, for each program the total cost of the assets in its portfolio and the total principal amount of debt outstanding have fluctuated from time to time. The percentage figure, therefore, does not reflect the current leverage ratio or the debt ratio at any one point in time, but constitutes an aggregate ratio for the life of the program through the date of the table.

(4) As of November 29, 1998, the Partnership's offering of Limited Partnership Units was completed. As of that date, the proceeds of the offering had been fully committed.

(5) As of November 30, 2000, the Partnership's offering of Limited Partnership Units was completed. As of that date, the proceeds of the offering had been fully committed.

(6) As of June 30, 2002, the Company's offering of Limited Liability Company Units had not been completed.


     Past performance is not necessarily indicative of future performance.

                                    TABLE II
                      COMPENSATION TO THE GENERAL PARTNERS
                                  June 30, 2002
                                   (Unaudited)

The following Table sets forth certain information concerning the compensation derived by the General Partner. Amounts paid are from two sources: proceeds of the offering and gross revenues.


                                                                         ATEL Capital          ATEL Capital         ATEL Capital
                                                                           Equipment             Equipment            Equipment
                                                                           Fund VII              Fund VIII             Fund IX
Date offering commenced                                                  Nov. 29, 1996         Dec. 7, 1998        Jan. 16, 2001

Date offering closed                                                     Nov. 29, 1998        Nov. 30, 2000             N/A

Dollar amount raised                                                       $ 150,000,000         $135,701,380         $ 70,556,610

Amounts paid to General Partners from proceeds of offering:
    Acquisition fees                                                          None                 None                 None
    Selling commissions                                                      $ 1,922,703          $ 1,837,737          $ 1,058,349
    Organization and program costs                                           $ 7,000,000          $ 6,356,562          $ 3,425,047
Dollar amount of cumulative cash generated from operations
   before deducting payments to the General Partner                        $ 121,116,622         $ 67,285,454          $ 3,698,186
Cumulative amount paid to the General Partner from
   operations:
         Management fees                                                     $ 7,248,395          $ 4,529,467            $ 177,034
         Other operating expenses                                            $ 4,700,503          $ 3,858,163            $ 493,093

Aggregate payments to General Partner: (1)
                                                               1997         $ 10,657,867
                                                               1998           14,212,252
                                                               1999            2,448,883         $ 13,056,922
                                                               2000            2,688,731           11,872,250
                                                               2001            2,075,854            2,921,431          $ 7,131,876
                                                               2002            1,271,832            1,528,502            3,931,776
                                                                        -----------------    -----------------    -----------------
                                                                            $ 33,355,419         $ 29,379,105         $ 11,063,652
                                                                        =================    =================    =================

FOOTNOTES:

(1) As of June 30, 2002. Includes payments of management fees, reimbursements of syndication costs to general partner/manging member (and affiliates), acquisition fees, initial direct costs on leases and reimbursements of administrative costs.


     Past performance is not necessarily indicative of future performance.

                                    TABLE III
                       OPERATING RESULTS OF PRIOR PROGRAMS
                                  June 30, 2002
                                   (Unaudited)

The following Table summarizes the operating results of Prior Programs (ACEF VII, ACEF VIII and ACEF IX). The Prior Programs' records are maintained in accordance with generally accepted accounting principles for financial statement purposes.

                                                                               ATEL Capital Equipment Fund VII
                                                                                        Period Ended
                                                                                        December 31,
                                                                          1997              1998               1999
                                                                          ----              ----               ----
Months of operations                                                       12                12                 12
Gross revenue - lease and other                                         $ 7,370,229      $ 35,399,754       $ 38,849,918
                 - gain (loss) on sales of assets                             3,752         1,795,336            784,853
                                                                     ---------------    --------------    ---------------
                                                                          7,373,981        37,195,090         39,634,771
Less Operating Expenses: (1)
        Depreciation and amortization expense                             5,847,827        22,861,169         24,868,782
        Provision for losses and doubtful accounts                           74,277            56,955          6,779,040
        Interest expense                                                    714,701         5,473,480          6,082,904
        Administrative costs and reimbursements                             645,437         1,056,746            556,577
        Legal/Professional fees                                              90,305           151,183            146,794
        Other                                                               380,821           756,971          1,467,738
        Management fee                                                      358,846         1,559,090          1,892,306
                                                                     ---------------    --------------    ---------------
                                                                          8,112,214        31,915,594         41,794,141
                                                                     ---------------    --------------    ---------------
Income before extraordinary items                                          (738,233)        5,279,496         (2,159,370)
Extrordinary gain on early extinguisment of debt                                  -                 -                  -
                                                                     ---------------    --------------    ---------------
Net income (loss) - GAAP basis                                           $ (738,233)      $ 5,279,496       $ (2,159,370)
                                                                     ===============    ==============    ===============

Taxable income (loss) from operations                                  $ (7,867,498)    $ (26,502,705)     $ (30,943,906)
                                                                     ===============    ==============    ===============

Cash generated by (used in) operations (2)                              $ 6,061,438      $ 21,650,163       $ 29,817,476
Cash generated from sales                                                   130,413         4,742,122          2,469,199
Cash generated from refinancing                                                   -                 -                  -
Cash generated from other (2)                                               232,472         2,345,113          3,406,564
                                                                     ---------------    --------------    ---------------
                                                                          6,424,323        28,737,398         35,693,239
Less cash distributions to investors:
        From operating cash flow                                          2,684,635         9,798,122         14,977,030
        From sales                                                                -                 -                  -
        From refinancing                                                          -                 -                  -
        From other                                                                -                 -                  -
                                                                     ---------------    --------------    ---------------
        Total distributions                                               2,684,635         9,798,122         14,977,030
                                                                     ---------------    --------------    ---------------
Cash generated (deficiency) after cash distributions                    $ 3,739,688      $ 18,939,276       $ 20,716,209
                                                                     ===============    ==============    ===============
Tax and distribution data per $1,000 limited partner investment:
        Federal Income Tax Results:
           Ordinary income (loss):
             Operations                                                   $ (230.41)        $ (228.48)         $ (190.87)
             Recapture
           Capital gain (loss)

(Page A-9 continues)


                                                                               ATEL Capital Equipment Fund VII
                                                                                        Period Ended
                                                                                        December 31,
                                                                          1997              1998               1999
                                                                          ----              ----               ----
Cash distributions to investors on a GAAP basis:
        -  Investment income                                                    $ -           $ 45.51                $ -
        -  Return of capital                                                  79.42             45.81              99.87
                                                                     ---------------    --------------    ---------------
                                                                            $ 79.42           $ 91.32            $ 99.87
                                                                     ===============    ==============    ===============
Sources (on a cash basis)
        Sales
        Refinancing
        Operations                                                          $ 79.42           $ 91.32            $ 99.87
        Other                                                                     -                 -                  -
                                                                     ---------------    --------------    ---------------
        Total                                                               $ 79.42           $ 91.32            $ 99.87
                                                                     ===============    ==============    ===============
Amount invested in program equipment (cost, excluding
   acquisition fees)                                                   $149,409,976     $ 268,896,594      $ 279,610,891
Amount invested in program equipment (book value)                      $101,284,861     $ 204,329,984      $ 183,993,816
Amount remaining invested in program equipment (Cost
   of equipment owned at end of period as a percentage of
   cost of all equipment purchased by the program) (3)                   49.36%            88.83%             92.37%

                         (Footnotes follow on page A-13)


     Past performance is not necessarily indicative of future performance.

                                    TABLE III
                       OPERATING RESULTS OF PRIOR PROGRAMS
                                  June 30, 2002
                                   (Unaudited)


                                                                              ATEL Capital Equipment Fund VII
                                                                                       Period Ended
                                                                                 December 31,                June 30,
                                                                                 ------------                --------
                                                                          2000              2001               2002
                                                                          ----              ----               ----
Months of operations                                                       12                12                 6
Gross revenue - lease and other                                        $ 39,082,132      $ 31,792,233       $ 13,410,584
                 - gain (loss) on sales of assets                         2,381,787        (1,145,708)        (1,057,988)
                                                                     ---------------    --------------    ---------------
                                                                         41,463,919        30,646,525         12,352,596

Less Operating Expenses: (1)
        Depreciation and amortization expense                            25,306,146        20,023,249          9,095,832
        Provision for losses and doubtful accounts                                -           118,067            370,000
        Interest expense                                                  5,307,064         4,029,695          1,737,408
        Administrative costs and reimbursements                             917,952           851,382            672,409
        Legal/Professional fees                                              86,643           163,006            148,480
        Other                                                               973,204         1,345,396            665,370
        Management fee                                                    1,770,779         1,175,912            491,462
                                                                     ---------------    --------------    ---------------
                                                                         34,361,788        27,706,707         13,180,961
                                                                     ---------------    --------------    ---------------
Income before extraordinary items                                         7,102,131         2,939,818           (828,365)
Extrordinary gain on early extinguisment of debt                          2,056,574                 -                  -
                                                                     ---------------    --------------    ---------------
Net income (loss) - GAAP basis                                          $ 9,158,705       $ 2,939,818         $ (828,365)
                                                                     ===============    ==============    ===============

Taxable income (loss) from operations                                 $ (10,497,154)    $ (13,251,494)      $ (3,000,000) (4)
                                                                     ===============    ==============    ===============

Cash generated by (used in) operations (2)                             $ 28,382,888      $ 23,869,682       $ 11,334,975
Cash generated from sales                                                10,439,849         3,830,077            925,430
Cash generated from refinancing                                                   -                 -                  -
Cash generated from other (2)                                             2,554,664         2,261,062          1,597,356
                                                                     ---------------    --------------    ---------------
                                                                         41,377,401        29,960,821         13,857,761
Less cash distributions to investors:
        From operating cash flow                                         15,088,765        14,999,647          7,499,854
        From sales                                                                -                 -                  -
        From refinancing                                                          -                 -                  -
        From other                                                                -                 -                  -
                                                                     ---------------    --------------    ---------------
        Total distributions                                              15,088,765        14,999,647          7,499,854
                                                                     ---------------    --------------    ---------------
Cash generated (deficiency) after cash distributions                   $ 26,288,636      $ 14,961,174        $ 6,357,907
                                                                     ===============    ==============    ===============
Tax and distribution data per $1,000 limited partner investment:
        Federal Income Tax Results:
           Ordinary income (loss):
             Operations                                                    $ (64.75)         $ (81.74)          $ (18.50)
             Recapture
           Capital gain (loss)

Cash distributions to investors on a GAAP basis:
        -  Investment income                                                $ 52.94            $ 0.94                $ -
        -  Return of capital                                                  47.68             99.08              50.01
                                                                     ---------------    --------------    ---------------
                                                                           $ 100.62          $ 100.02            $ 50.01
                                                                     ===============    ==============    ===============
Sources (on a cash basis)
        Sales
        Refinancing
        Operations                                                         $ 100.62          $ 100.02            $ 50.01
        Other                                                                     -                 -                  -
                                                                     ---------------    --------------    ---------------
        Total                                                              $ 100.62          $ 100.02            $ 50.01
                                                                     ===============    ==============    ===============
Amount invested in program equipment (cost, excluding
   acquisition fees)                                                   $256,168,902     $ 243,226,117      $ 250,615,404
Amount invested in program equipment (book value)                      $149,967,007     $ 129,049,875      $ 123,493,324
Amount remaining invested in program equipment (Cost
   of equipment owned at end of period as a percentage of
   cost of all equipment purchased by the program) (3)                   84.63%            80.35%             82.79%

                         (Footnotes follow on page A-13)


     Past performance is not necessarily indicative of future performance.

                                   TABLE III
                       OPERATING RESULTS OF PRIOR PROGRAMS
                                  June 30, 2002
                                   (Unaudited)

                                                                   ATEL Capital Equipment Fund VIII
                                                                           Period Ended
                                                                      December 31,                          June 30,
                                                                      ------------                          --------
                                                       1999               2000              2001               2002
                                                       ----               ----              ----               ----
Months of operations                                    12                 12                12                 6
Gross revenue - lease and other                      $ 8,657,636       $ 31,046,332      $ 41,992,805       $ 16,974,934
                 - gain (loss) on sales of assets          3,017              1,453         1,801,292            256,871
                                                   --------------    ---------------    --------------    ---------------
                                                       8,660,653         31,047,785        43,794,097         17,231,805
Less Operating Expenses: (1)
        Depreciation and amortization expense          5,392,504         22,588,276        31,243,646         11,924,692
        Provision for losses and doubtful accounts             -                  -            82,615            475,000
        Interest expense                               1,340,804          7,365,041         9,058,622          3,258,213
        Administrative costs and reimbursements          767,386          1,408,523           924,375            757,879
        Legal/Professional fees                          155,743            127,345           215,450            110,555
        Other                                            121,438            398,365           287,382            379,850
        Management fee                                   443,943          1,465,566         1,849,335            770,623
                                                   --------------    ---------------    --------------    ---------------
                                                       8,221,818         33,353,116        43,661,425         17,676,812
                                                   --------------    ---------------    --------------    ---------------
Net income (loss) - GAAP basis                         $ 438,835       $ (2,305,331)        $ 132,672         $ (445,007)
                                                   ==============    ===============    ==============    ===============

Taxable income (loss) from operations              $ (13,620,427)     $ (29,018,361)    $ (15,498,538)      $ (5,000,000) (4)
                                                   ==============    ===============    ==============    ===============

Cash generated by (used in) operations (2)           $ 5,743,245       $ 18,412,107      $ 30,662,797       $ 12,467,305
Cash generated from sales                                 38,178              7,761         7,348,063          1,145,326
Cash generated from refinancing                                -
Cash generated from other (2)                            951,549          2,154,474         2,806,236          2,037,467
                                                   --------------    ---------------    --------------    ---------------
                                                       6,732,972         20,574,342        40,817,096         15,650,098
Less cash distributions to investors:
        From operating cash flow                       2,460,684          9,795,386        12,403,683          6,173,970
        From sales                                             -                  -                 -                  -
        From refinancing                                       -                  -                 -                  -
        From other                                             -                  -                 -                  -
                                                   --------------    ---------------    --------------    ---------------
        Total distributions                            2,460,684          9,795,386        12,403,683          6,173,970
                                                   --------------    ---------------    --------------    ---------------
Cash generated (deficiency) after cash distributions $ 4,272,288       $ 10,778,956      $ 28,413,413        $ 9,476,128
                                                   ==============    ===============    ==============    ===============

Tax and distribution data per $1,000 limited partner investment:
        Federal Income Tax Results:
           Ordinary income (loss):
             Operations                                 $ (31.25)          $ (25.24)         $ (10.56)           $ (3.41)
             Recapture
           Capital gain (loss)

Cash distributions to investors on a GAAP basis:
        -  Investment income                              $ 5.95                $ -               $ -                $ -
        -  Return of capital                               55.18              92.11             91.40              45.50
                                                   --------------    ---------------    --------------    ---------------
                                                         $ 61.13            $ 92.11           $ 91.40            $ 45.50
                                                   ==============    ===============    ==============    ===============
Sources (on a cash basis)
        Sales
        Refinancing
        Operations                                       $ 61.13            $ 92.11           $ 91.40            $ 45.50
        Other                                                  -                  -                 -                  -
                                                   --------------    ---------------    --------------    ---------------
        Total                                            $ 61.13            $ 92.11           $ 91.40            $ 45.50
                                                   ==============    ===============    ==============    ===============
Amount invested in program equipment (cost, excluding
   acquisition fees)                                $142,755,301       $218,029,699     $ 237,646,671      $ 237,727,831
Amount invested in program equipment (book value)   $139,420,208       $190,893,298     $ 178,999,739      $ 164,149,125
Amount remaining invested in program equipment (Cost
   of equipment owned at end of period as a percentage of
   cost of all equipment purchased by the program) (3)57.32%             87.55%            95.42%             95.46%

                         (Footnotes follow on page A-13)


     Past performance is not necessarily indicative of future performance.

                                   TABLE III
                       OPERATING RESULTS OF PRIOR PROGRAMS
                                  June 30, 2002
                                   (Unaudited)

                                                                     ATEL Capital Equipment Fund IX
                                                                             Period Ended
                                                                      December 31,        June 30,
                                                                          2001              2002
                                                                          ----              ----
Months of operations                                                       12                 6
Gross revenue - lease and other                                         $ 3,393,685       $ 2,512,903
                 - gain (loss) on sales of assets                                 -           107,353
                                                                     ---------------    --------------
                                                                          3,393,685         2,620,256
Less Operating Expenses: (1)
        Depreciation and amortization expense                             2,078,895         1,806,647
        Provision for losses and doubtful accounts
        Interest expense                                                    199,230            19,263
        Administrative costs and reimbursements                             374,507           118,586
        Legal/Professional fees                                              39,384            32,857
        Other                                                                34,152           133,563
        Management fee                                                       83,341            93,693
                                                                     ---------------    --------------
                                                                          2,809,509         2,204,609
                                                                     ---------------    --------------
Net income (loss) - GAAP basis                                            $ 584,176         $ 415,647
                                                                     ===============    ==============

Taxable income (loss) from operations                                     $ 107,619      $ (5,000,000)   (4)
                                                                     ===============    ==============

Cash generated by (used in) operations (2)                              $ 1,744,270       $ 1,953,916
Cash generated from sales                                                         -           749,408
Cash generated from refinancing                                                   -                 -
Cash generated from other (2)                                               673,907           514,025
                                                                     ---------------    --------------
                                                                          2,418,177         3,217,349
Less cash distributions to investors:
        From operating cash flow                                          1,213,341         1,953,916
        From sales                                                                -                 -
        From refinancing                                                          -                 -
        From other                                                                -           479,952
                                                                     ---------------    --------------
        Total distributions                                               1,213,341         2,433,868
                                                                     ---------------    --------------
Cash generated (deficiency) after cash distributions                    $ 1,204,836         $ 783,481
                                                                     ===============    ==============
Tax and distribution data per $1,000 limited partner investment:
        Federal Income Tax Results:
           Ordinary income (loss):
             Operations                                                      $ 4.59          $ (80.73)
             Recapture
           Capital gain (loss)

Cash distributions to investors on a GAAP basis:
        -  Investment income                                                 $ 8.94            $ 3.81
        -  Return of capital                                                      -             14.13
                                                                     ---------------    --------------
                                                                             $ 8.94           $ 17.94
                                                                     ===============    ==============
Sources (on a cash basis)
        Sales
        Refinancing
        Operations                                                           $ 8.94           $ 14.40
        Other                                                                     -              3.54
                                                                     ---------------    --------------
        Total                                                                $ 8.94           $ 17.94
                                                                     ===============    ==============
Amount invested in program equipment (cost, excluding
   acquisition fees)                                                   $ 22,844,529      $ 48,794,812
Amount invested in program equipment (book value)                      $ 21,091,372      $ 37,962,361
Amount remaining invested in program equipment (Cost
   of equipment owned at end of period as a percentage of
   cost of all equipment purchased by the program) (3)                   46.10%            98.46%

                         (Footnotes follow on page A-13)

     Past performance is not necessarily indicative of future performance.

FOOTNOTES:

(1) Operating expenses include reimbursements to the corporate general partner as follows:

                              ATEL Capital           ATEL Capital          ATEL Capital
          Year ended           Equipment              Equipment              Equipment
          ----------
         December 31,           Fund VII              Fund VIII               Fund IX
         -------------          --------              ---------               -------
                     1997            $ 645,437
                     1998            1,056,746
                     1999              556,577              $ 767,386
                     2000              917,952              1,408,523
                     2001              851,382                924,375             $ 374,507
                     2002              672,409                757,879               118,586
                          ---------------------  ---------------------  --------------------
                                   $ 4,700,503            $ 3,858,163             $ 493,093
                          =====================  =====================  ====================

(2) Cash generated by (used in) operations does not include the principal portion of lease rentals received under direct financing leases or principal payments received on notes receivable. In the partnerships' statements of cash flows (under generally accepted accounting principles), these amounts are included in the investing activities section.

(3) The percentage is calculated as a fraction, the numerator of which is the amount invested in program equipment (at cost) as of the end of the indicated period and the denominator of which is the cumulative total of the cost of all equipment acquired by the program through the end of the latest period shown.

(4) Estimated taxable income (loss) as of June 30, 2002.














     Past performance is not necessarily indicative of future performance.

                                    TABLE IV
                          RESULTS OF COMPLETED PROGRAMS
                                  June 30, 2002
                                   (Unaudited)

                                                         ATEL Cash              ATEL Cash                    ATEL Cash
Program name:                                        Distribution Fund      Distribution Fund II      Distribution Fund III

Dollar amount of equity raised                            $ 10,000,000              $ 35,000,000             $ 73,855,840

Assets purchased                                          $ 11,133,679              $ 52,270,536             $ 99,629,942

Date of Closing of Offering                          December 18, 1987           January 3, 1990          January 3, 1992

Date of first sale of property                             May 1, 1989              July 1, 1994         December 1, 1992

Date of final sale of property                       December 31, 1997         December 31, 1998        December 31, 2000

Tax and distribution data per $1,000 limited partner investment through December
31, 2001:

         Federal Income Tax Results:
            Ordinary income (loss):
              Operations                                      $ 192.40                  $ 154.95                 $ (12.08)
              Recapture
            Capital gain (loss)

Cash distributions to investors on a GAAP basis:
         -  Investment income                                 $ 244.89                  $ 335.43                 $ 379.10
         -  Return of capital                                   876.14                    887.20                   950.66
                                                -----------------------   -----------------------  -----------------------
                                                              1,121.03                  1,222.63                 1,329.76
Cash available for distribution, reinvested
   for investors' accounts                                       89.05                     48.75                        -
                                                -----------------------   -----------------------  -----------------------
Total                                                       $ 1,210.08                $ 1,271.38               $ 1,329.76
                                                =======================   =======================  =======================

Sources (on a cash basis):
         Sales                                                $ 136.03                  $ 159.92                 $ 169.34
         Refinancing
         Operations                                             969.59                    987.33                   975.75
         Other                                                  104.46                    124.13                   184.67
                                                -----------------------   -----------------------  -----------------------
         Total                                              $ 1,210.08                $ 1,271.38               $ 1,329.76
                                                =======================   =======================  =======================


     Past performance is not necessarily indicative of future performance.

                                     TABLE V
                            ACQUISITION OF EQUIPMENT
                                BY PRIOR PROGRAMS

The following is a summary of Equipment acquisitions and Lessees by the three most recent prior publicly-registered programs sponsored by ATEL Financial Corporation and its affiliates. Information concerning the prior programs' Equipment acquisition is current through August 31, 2002.

                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---

ATEL Capital Equipment Fund VII

A.P.Moller (Maersk)              6    Intermodal Containers              Jan-98           $ 2,280,100                  52        OL
Alliant Techsystems, Inc.             Semiconductor  Equipment           Jan-98               138,505                8 - 16      OL
Anchor Glass Container                Office Automation                  Jan-98               404,995                  18        FP
     Corporation
Anchor Glass Container                Glass Packaging Equipment          Jan-98               371,282     33.52%      3 - 6      OL
     Corporation
Anna Offshore Inc.               7    Offshore supply vessels            Apr-98            15,000,000                  36        OL
Applied Magnetics Corporation    8    Wafer Fabrication Equipment   Dec-97 to Jan-98        7,975,841                60 - 63     FP
Applied Magnetics Corporation    8    Manufacturing Equipment            Jul-97             4,152,810     85.33%       60        FP
Archer Daniels Midland           9    Rail Tank Cars                     Jan-98                42,875                   6        OP
     Company
Arkansas Electric Cooperatives        Surface Mining                     Jan-99             7,933,630                  66        OL
Atmel Corporation                     Semiconductor                      Jan-98             4,114,596                  96        FP
                                        Manufacturing Equipment
Avon Products, Inc.                   Office Automation                  Jan-98                29,415                  17        FP
Blue Star Line Ltd.              10   Intermodal Containers              Jan-98             3,573,462                  60        OL
Burlington Northern and Santa  11, 12 GE Locomotives                     Dec-96             5,010,960                  13        OL
     Fe Railroad Company
Burlington Northern and Santa         Ge B39-8 Diesel Electric           Jul-98            16,362,000                  36        OL
     Fe Railroad Company                Locomotives
Burlington Northern and Santa         Containers                         Oct-98             9,280,000                  84        OL
     Fe Railroad Company
Cargill, Inc.                    13   Covered Hopper Railcars            Jan-97             6,534,000                  72        FP
Cargill, Inc.                    13   Covered Hopper Railcar             Sep-98             2,708,564                  88        FP
Cargill, Inc.                    13   Covered Hopper Railcar             Sep-98             1,173,946                  28        FP
Certified Grocers of                  Forklifts                          Jul-98               810,792                  60        OL
     California, Ltd.
Certified Grocers of                  Forklifts                          Jan-99                41,025                  60        OL
     California, Ltd.
Chrysler Corporation                  Material Handling Equipment   Oct-96 to Dec-96          982,293                  60      OL/HP
Columbus & Greenville            13   Boxcars                            Jan-97               667,000                  16        FP
     Railway Company
Consolidated Diesel Company           Copiers                            Jan-98                15,697                10 - 13     FP
Consolidated Diesel Company           Machine Tools                      Jan-98                15,161                  14        OL
Consolidated Rail Corporation         Intermodal Containers &       Sep-97 to Nov-97        3,314,000                  84        HP
                                        Chassis
Costain Coal, Inc.                    Euclid Hual Trucks                 Jan-98               805,181     58.22%       12        OL
Crowley Foods, Inc.                   Bag In Box Filler & Line           Sep-98               330,496                  60        OL
Crowley Foods, Inc.                   Materials Handling            Sep-98 to Oct-98           82,313                  36        OL
                                        Equipment
CVS Pharmacy, Inc.               14   Phone Systems                      Jan-99             3,281,762                  60        FP
CVS Pharmacy, Inc.               14   Tractors and Semi-Trailers         Jan-00             3,235,939                  84        FP
CVS Pharmacy, Inc.               14   Materials Handling                 Jun-99             1,152,971                  60        FP
                                        Equipment
Danskin, Inc.                         Textile Manufacturing              Jan-98               255,718                6 - 15      OL
                                        Equipment


                    Past performance is not necessarily indicative of future performance.


                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---

Dole Fresh Fruit Company         10   Intermodal Containers              Jan-98             3,876,170                  44        OL
Empire Blue Cross and                 Office Furniture and               Jan-98               696,766                  27        FP
     Blue Shield                        Fixtures
Exel Logistics, Inc.                  Tractors and Semi-Trailers         Jan-98               133,947                   3        OL
Far Eastern Shipping Company     10   Intermodal Containers              Jan-98             2,257,299                  75        HP
Farmland Hydro, L.P.             9    Rail Tank Cars                     Jan-98               370,808                  16        OL
Federal Paperboard Company     15, 16 Rail Log Cars                      Oct-97             5,624,724                  51        OL
First Union Rail Corporation   9, 17  Rail Tank Cars                      N/A                 478,836                  N/A      N/A
General American                      Various Tank / Hopper Cars         Jan-99             8,368,524                  84        OL
     Transportation Company
General Electric Company /            Machining Centers             Aug-98 to Sep-99        4,217,521                  84     OL/FP
     General Electric
     ircraft Engines
General Electric Company /            Measuring Equipment           Jun-98 to Aug-98          437,000                  84        FP
     General Electric
     Aircraft Engines
General Electric Company /            Sun Enterprise SVR Stations        Aug-98               308,343                  36        OL
     General Electric
     Aircraft Engines
General Electric Company /            Fuel Cell Test Equipment           Dec-00               281,750                  84        FP
     General Electric
     Aircraft Engines
General Electric Company /            Machining Centers             Aug-98 to Nov-98          212,660                  60        OL
     General Electric
     Aircraft Engines
General Electric Company /            Blow Molding Machine               Jan-97               906,370                  24        OL
     General Electric
     Plastics
General Electric Company /            Spectrometers                      Mar-97               306,545                  60        FP
     General Electric
     Plastics
General Electric Company /            Trackmobile Railcar Mover          Mar-97               166,602                  60        OL
     General Electric
     Plastics
General Motors Corporation -          Forklifts                          Jan-98               352,520                  17        OL
     GM Powertrain Group
General Motors Corporation            Materials Handling                 Oct-01             6,948,162                22 - 58   OL/HP
                                        Equipment                                                                               /FP
General Motors Corporation            Materials Handling                 Jan-02             3,915,240                29 - 68   OL/HP
                                        Equipment                                                                               /FP
Grand Trunk Western Railroad     18   Remanufactured High Cube           Jan-98             3,342,139     56.64%       24        OL
     Incorporated                       Boxcars
Great Salt Lake Minerals         9    Rail Tank Cars                     Jan-98               481,261                   7        OL
     Corporation
Hallsmith-Sysco Food                  Trailmobile Refrigerated           May-98             1,209,055                  96        FP
     Services, a division of            Trailers
     Sysco Corporation
Hallsmith-Sysco Food                  1999 Trailmobile                   Nov-98             1,054,033                  96        FP
     Services, a division of            Refrigerated Trailers
     Sysco Corporation
Hallsmith-Sysco Food                  Volvo Tractors                     Apr-98               823,455                  84        FP
     Services, a division of
     Sysco Corporation
Hallsmith-Sysco Food                  1999 Volvo WG42T Tractor           Aug-98               274,485                  84        FP
     Services, a division of
     Sysco Corporation
Hambros Vendor                   19   Vehicles & Sanitation              Sep-97             5,381,076     78.56%     30 - 66     FP
     Leasing Limited                    Trucks
Hartz Foods, Inc.                     Refrigeration Units                Jan-98                18,422                   9        FP
Hastings Leasing Limited         20   Trucks & Miscellaneous             Oct-97            28,811,289     88.85%    29 - 113     FP


                    Past performance is not necessarily indicative of future performance.


                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---

Hastings Leasing Limited         20   Medical Equipment                  Oct-97             8,014,488     91.66%     25 - 81     FP
Henry General Hospital                Hematology Analyzers &             Jan-98               185,700                  41        FP
                                        Upgrades
Hughes Network Systems, Inc.          Remote Communication Device        Jan-98                97,237     54.61%      6 - 9      OL
Hyplains Beef,  L.C.                  Racking and Conveyor               Jan-98             1,235,019                  10        OL
                                        Equipment
IBM Corporation                       Stereolithography Apparatus        Jan-98                30,026                   7        OL
Illinois Central Railroad        13   Boxcars                            Jan-97             1,610,000                  36        FP
     Company
IMC - Agro Company               21   Storage Facility                   Jun-00             1,678,023                  78        OL
International Paper Company           Knuckle Boom/ Wheel Loaders   Sep-97 to Oct-97          926,964     2.84%      48 - 60  OL/HP
International Paper Company           Hydraulic Excavator, Lift     Jun-97 to Jul-97          539,438                  60        OL
                                        Trucks, Loader
International Paper Company           CAT Wheel Loaders             Jan-97 to Feb-97          417,700                  48        HP
International Paper Company           Trackmobile Railcar Mover          Jan-97               248,952                  60        OL
International Paper Company           Knuckle Boom Loader                Feb-97               213,095                  72        FP
International Rectifier               Wafer Fabrication Equipment        Jan-98               589,829     8.45%       1 - 9      OL
     Corporation
Ispat Inland Inc.                     Shovel and Coal Carriers           Jan-00             3,839,698                  60     HP/FP
ITO Corporation                       Forklifts                          Jan-98               240,488                15 - 31     FP
Kawasaki Kisen Kaisha, Ltd.      10   Intermodal Containers              Jan-98             2,614,728                  52        OL
     (K-Line)
Koppers Industries, Inc.         9    Rail Tank Car                      Jan-98                 5,400                   6        OL
Kraft Foods, Inc.                     Office Furniture/Fixtures     Jul-98 to Dec-98        1,228,432                71 - 84     FP
Kraft Foods, Inc.                     Steelcase Office Furniture    Nov-97 to Dec-98        1,176,869                71 - 84     FP
                                        & Fixtures
Kraft Foods, Inc.                     Phone System                  Nov-97 to Sep-98        1,128,179                53 - 60     FP
Louisiana Workers'                    Office Automation                  Jan-98                 2,199                   1        OL
     Compensation Corporation
Maxtor Corporation               22   Electronic Test Equipment          Sep-97               533,698                  36        HP
Maxtor Corporation               22   Computer Equipment                 Jan-98               241,310                   6        OL
McDonnell Douglas                     Lift Trucks                        Apr-98                96,510                  60        OL
     Helicopter Company
Midland Enterprises, Inc.        7    Jumbo Hopper Barges                Dec-98             4,941,229                25 - 49     OL
Minteq International, Inc.            Geotronics Laser              Sep-97 to Jan-98        1,019,585                  36        HP
                                        Measuring Machines
Minteq International, Inc.            Geotronics Laser              Jan-97 to Mar-97          689,350                  36        HP
                                        Measuring Machine
Mobil Business Resources         23   Helicopters                        Nov-96             1,650,000                  36        OL
     Corporation
Mobil Business Resources         23   Helicopter                         Oct-97             1,160,000                  36        OL
     Corporation
Mobil Oil Corporation                 Wheel Loader                       Jan-98                92,773                  36        OL
National Gypsum Company               Tractor                            Apr-01               476,715                  60        OL
National Steel Corporation            Haul Trucks/Loader/Dozer      Oct-98 to Jan-99        7,735,693                  60        OL
National Steel Corporation            CAT Dozer, Loaders                 Jul-97             3,666,101                  60        OL
National Steel Corporation            Motor Grader & Front               Oct-97             1,747,828                  60        HP
                                        End Loader
National Steel Corporation            Omega Forklift & Loaders           Apr-98             1,286,210                  60        HP
National Steel Corporation            Crane & Wheel Loader               Jan-98               861,344                  48        OL
National Steel Corporation            CAT Dozer Tractors                 Apr-97               734,730     75.36%       60        HP


                    Past performance is not necessarily indicative of future performance.




                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---


Nippon Yusen Kaisha  Ltd.        10   Intermodal Containers              Jan-98             8,715,760                  96        FP
     (N.Y.K.Line)
Nortel Networks, Inc.                 Office Furniture               Jan to Feb-01          1,655,073                  84        FP
North American                        Mini Mag - Flow Meters             Jan-98                18,809                   5        FP
     Chemical Company
NVR, Inc.                             Tee-Lok Roller Gantry         Aug-97 to Oct-97          591,046                  84        FP
                                        Systems
NVR, Inc.                             Home Manufacturing                 Oct-98               370,348                  84        FP
                                        Equipment
NVR, Inc.                             Home Manufacturing                 Nov-97               137,921                  84        FP
                                        Equipment
Omnicom Group, Inc.              24   Office Furniture                   Jan-98             1,007,401                  60        FP
Omnicom Group, Inc.              24   Office Furniture                   Jul-98               123,277                  60        FP
Omnicom Group, Inc.              24   Office Furniture                   Jul-97                20,292                  60        FP
PCS Phosphate Company, Inc.      9    Rail Tank Cars                     Jan-98               175,000                  25        OL
Pentagon Systems, Inc.                SMT-1200C Surface Mount            Jan-98               106,842                  35        FP
                                        Placement System
Pioneer Chlor Alkali Company   9, 25  Rail Tank Cars                     Jan-98             1,614,144                15 - 60  OL/HP
PlasmaQuest , Inc.                    Office Automation                  Jan-98                 6,406                   8        FP
PVS Technologies, Inc.           9    Rail Tank Cars                     Jan-98               672,388                6 - 24      OL
Railcar, Ltd.                         Gondola and Hopper Railcars        Nov-98             4,550,304                  120       OL
Ralphs Grocery Company                Forklifts                          Jan-98               275,385     8.49%      2 - 17      FP
Riceland Foods, Inc.             9    Rail Tank Cars                     Jan-98               130,032                   4        OL
Rose Acres Farms, Inc.                Food Processing Equipment          Jan-98               185,461     62.96%       16        OL
Sarif, Inc.                           Wafer Fabrication Equipment        Jan-98               224,702                  23        FP
Seaboard Commodity               9    Rail Tank Cars                     Jan-98               525,618                6 - 22      OL
     Trading Company
Sebastiani Vineyards, Inc.            Wine Barrels                       Jan-98               872,061                36 - 60  HP/FP
Sebastiani Vineyards, Inc.            Wine Barrels                       Jul-98               201,470                  36        HP
Sematec, Inc.                         Manufacturing Equipment            Jul-98             2,400,000                  36        OL
Sematec, Inc.                         Manufacturing Equipment            Oct-97             1,303,600                  36        HP
Sematech, Inc.                        Novellus Inova Pvd System          Feb-99             3,500,000                  36        FP
Sierra Pacific Power Company     15   Coal Hopper Rail Cars              Dec-97             2,600,000                  67        OL
     & Idaho Power Company
Signature Flight Support              Fuel Trucks                        Apr-97               760,000     89.01%       132       FP
     Corporation
Signature Flight Support              Isuzu Trucks                       Jul-98               722,275     78.53%       60        HP
     Corporation
Signature Flight Support              Fuel Trucks                        Jan-98               620,000     72.64%    96 - 132     FP
     Corporation
Signature Flight Support              Fuel Truck & Deicer                Apr-98               518,997     78.24%       96        FP
     Corporation
Signature Flight Support              Gampmaster Fuel Truck              Oct-98               320,700                  96        FP
     Corporation
Signature Flight Support              Isuzu Trucks                       Oct-99                29,409                  60        HP
     Corporation
Sisseton Milbank Railroad,       13   Covered Hopper Railcars            Jan-97               330,000                  36        FP
     Inc.
Smitty's Super Valu, Inc.             Furniture and Fixtures             Jan-98               451,861                   3        OL
Sony Pictures                         Sony Monitors                      Mar-98             1,278,900                  36        OL
     Entertainment, Inc.
Sony Pictures                         Cybex / Tectrix Fitness            Jan-99                83,642                  48        OL
     Entertainment, Inc.                Equipment
Sony Pictures                         Laserjet Printers &               12/1/98                78,820                  36        OL
     Entertainment, Inc.                Equipment


                    Past performance is not necessarily indicative of future performance.




                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---

Southern Illinois Railcar Co.    13   Covered Hopper Railcars            Jan-97               462,000                  48        FP
Southern Pacific                      Locomotives                        Jan-98               397,658                   9        OL
     Transportation Company
Southwest Health Centre, Inc.         Siemens Mammographic System        Jan-98                13,000                   1        OL
Stater Brothers Markets               Furniture and Fixtures             Jan-98                13,643                   2        FP
Tarmac America, Inc.  /          26   CAT / Michigan Loaders             Apr-97               350,000                  18        OL
     Tarmac Mid Atlantic,
     Inc.
Tarmac Minerals. Inc.            27   Steel Deck Barges                  Jan-98             7,335,250                  60        OL
TASC, Inc.                            Office Automation             Oct-97 to Jan-98        1,169,828                  36     HP/FP
TASC, Inc.                            Office Automation                  Apr-98             1,143,297                  36        HP
TASC, Inc.                            Office Automation                  Apr-99             1,122,413                  36        HP
TASC, Inc.                            Office Automation                  Jul-98               952,230                  36        FP
TASC, Inc.                            Office Automation                  Oct-98               581,810                  36        HP
TASC, Inc.                            Office Automation                  Jan-99               555,260                  36        HP
The Pittston Company                  Cat D11R Crawler Tractors     Oct-98 to Dec-98        2,849,558                48 - 60     OL
Thompson Pipe & Steel Company         Phone System, Furniture            Jan-98                31,918                   1        OL
                                        and Fixtures
Thomson Saginaw Ball                  Machine Tools                      Jan-98               488,918                  16        OL
     Screw Company
Triad International                   Aircraft Access and Ground         Jan-98               954,125     36.77%        3        OL
     Maintenance Corporation            Support Equipment
Ultrabeam Lithography, Inc.      28   Manufacturing                      Feb-99               830,770                  48        FP
Ultrabeam Lithography, Inc.      28   Manufacturing Equipment            May-98               167,220                  48        HP
Ultrabeam Lithography, Inc.      28   Manufacturing Equipment            Aug-98               361,634                  48        HP
Ultrabeam Lithography, Inc.      28   Technical Instrument               Dec-97               269,888                  48        HP
                                        Confocal Metrology System
United States Surgical                Assorted Manufacturing             Jul-98             3,747,760                  120       FP
     Corporation                        Equipment
Universal City Florida Partners       Office Automation             Oct-98 to Apr-99        1,665,120                  36        OL
Wagner College                        Desktop PCs                        Jan-98                91,951                 7 - 9      OL
Wayne Farms,  a division of           Food Processing Equipment          Jan-98                64,686                  12        OL
     Continental Grain
     Company
Wisconsin Packing Company, Inc.       Forklifts                          Jan-98                91,850                  25        HP
Xerox Corporation                     FPD Inspection System              Jan-98             3,521,046                  60        HP
                                                                                        --------------
ATEL Capital Equipment Fund VII total:                                                  $ 302,698,648
                                                                                        ==============



ATEL Capital Equipment Fund VIII

                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---

American Oncologic                    MRI Scanner                        Jul-00           $ 1,871,181                  60        FP
     Hospital, Inc.
ANC Rental Corporation                Mini Buses                         Jan-01             1,860,020                  36        OL
ANC Rental Corporation                City Buses                         Jan-01             1,506,459                  60        FP
ANC Rental Corporation                City Buses                         Jan-01             1,168,509                  60        FP
ANC Rental Corporation                Mini Buses                         Jan-01               576,820                  36        OL
BJ's Wholesale Club, Inc.        29   Forklifts                          Apr-99               594,748                  60        HP
Burlington Northern and Santa         Locomotives                        Dec-99            11,750,000                  19        OL
     Fe Railroad Company
Burlington Northern and Santa         Tri-Level Auto Racks               Sep-99             1,741,739                  40        OL
     Fe Railroad Company
Celestica Corporation                 Chip Placers, Stencil              Jan-01             2,955,623                  33        OL
                                        Printers
Consolidated Diesel Company           Siemens Telephone System           Feb-99               406,030                  55        HP


                    Past performance is not necessarily indicative of future performance.



                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---


Consolidated Rail Corporation         Railroad Gondolas and              Jan-00            12,922,864     23.79%       36        OL
                                        Ballast Cars
CSX Transportation,  Inc.             Rail Boxcars                       Sep-99             6,782,075                  15        OL
CVS Corporation                       Material Handling Equipment        Apr-00             1,977,438                  60     HP/FP
CVS Corporation                       Material Handling Equipment        Apr-01             1,356,483                  60     HP/FP
CVS Corporation                       Material Handling Equipment        Jan-01             1,274,563                  60     HP/FP
CVS Corporation                       Telecommunications            Jan-00 to Apr-00        1,065,848                  60        HP
                                        Equipment
CVS Corporation                       Telecommunications            Jul-00 to Oct-00          780,243                  60        HP
                                        Equipment
CVS Corporation                       Handheld Radio Units               Apr-01               636,065                  36        HP
CVS Corporation                       Handheld Inventory                 Oct-00               323,473                  60        HP
                                        Control Units
CVS Corporation                       Phone Equipment                    Apr-01               130,968                  60        HP
CVS Corporation                       Telecommunications                 Oct-99               102,961                  60        HP
                                        Equipment
E.I.duPont de Nemours &               Okuma Lathe                        Jul-00               324,805                  72        FP
     Company
Emery Worldwide                       MD Cargo Aircraft                  Nov-99             5,725,300                   1        OL
     Airlines, Inc.
Emery Worldwide                       Used McDonnell Douglas             Jul-00            14,123,602                  54        OL
     Airlines, Inc.                     DC8-71F Cargo Aircraft
Finnair OYJ                      30   McDonnell Douglas                  Dec-99            15,448,037     26.54%       50        OL
                                        Passenger Aircraft
General Electric Company         31   Lathes, Machining Centers          Oct-00             4,843,887                  84        FP
General Electric Company         31   Turning Lathes                     Jul-00             2,747,940                  84        FP
General Electric Company         31   Milling Machine               Dec-99 to Feb-00        1,140,264                  84        FP
General Electric Company         31   Grinding Machine              Dec-99 to Mar-00        1,060,293                  84        FP
General Electric Company         31   Turbolisk                          Dec-00               999,775                  84        FP
General Electric Company         31   Vertical Machining Centers         Apr-00               788,675                  84        FP
General Electric Company         31   Machining Center                   Feb-01               733,600                  84        FP
General Electric Company         31   Vertical Machining Center          Mar-01               709,545                  84        OL
General Electric Company         31   Grinding Machines                  Aug-00               660,444                  84        FP
General Electric Company         31   Monarch Machining Center           Sep-00               644,886                  84        FP
General Electric Company         31   Machine Tools                      Jun-01               643,106                  84        FP
General Electric Company         31   VTX Machining  Centers        Oct-99 to Dec-99          626,699                  84     HP/FP
General Electric Company         31   Rebuilt Producto                   Dec-00               593,500                  84        FP
                                        Drilling Machine
General Electric Company         31   Rebuilt Omni-Mill                  Jun-01               563,939                  84        FP
General Electric Company         31   Deckel Maho DMU Machine            May-99               546,500                  84        OL
General Electric Company         31   Grinding Machine                   Jan-00               510,756                  84        FP
General Electric Company         31   Fadal Machining Centers            Jun-00               483,900                  84        FP
General Electric Company         31   Rebuilt CNC Lathe                  Aug-00               476,458                  84        OL
General Electric Company         31   CNC Grinding Machine               Oct-00               363,400                  84        FP
General Electric Company         31   LeBlond Lathe                      Jan-00               352,350                  84        HP
General Electric Company         31   Machine Center                     Mar-99               352,000                  84        OL
General Electric Company         31   Grit Blast System                  Jul-00               351,536                  84        FP
General Electric Company         31   Grinding Machine                   Jun-00               330,222                  84        FP
General Electric Company         31   Rebuilt Bullard VTL                Feb-01               299,706                  84        FP
General Electric Company         31   Radio Graphic Inspection           Sep-99               219,377                  84        FP
                                        Facility

                    Past performance is not necessarily indicative of future performance.




                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---

General Electric Company         31   Rebuilt Vacuum Blazing        Mar-00 to Apr-00          213,820                  84        FP
                                        Machine
General Electric Company         31   Used Forging Machine               Jan-00               177,410                  84        FP
General Electric Company         31   Forklifts                          Aug-00               128,976                36 - 60  OL/FP
General Electric Company         31   VTX Machining  Centers             May-99               124,172                  84        OL
General Electric Company         31   Data Visualization System          May-00               101,374                  84        FP
General Electric Company         31   Laser Engraving System             May-00                80,159                  84        FP
General Electric Company         31   Air Flow Tester                    Nov-99                61,960                  60        FP
General Electric Company         31   Power Trak                         Jan-00                39,975                  60        OL
General Electric Company         31   Pinstamp Marking System            May-00                39,115                  84        FP
General Electric Company         31   Film Processor                     Oct-99                35,000                  84        FP
General Electric Company         31   Equipment Add-On                   Aug-00                23,530                69 - 81     FP
General Electric Company         31   Add-on Equipment                   Oct-00                18,000                  80        FP
General Electric Company         31   Radio Graphic Inspection           Jan-00                 6,500                  80        FP
                                        Facility Upgrade
General Electric Company         31   Add-on Equipment                   Sep-01                 7,660                  60        FP
General Electric Company         32   Injection Molding Machine          Oct-00             1,305,371                  36        OL
General Electric Company         32   Prism Extruders               Nov-00 to Jul-01          668,252                  60        FP
General Electric Company         32   Extruder Systems                   May-99               281,595                  60        OL
Georgia Gulf Corporation              Quad Hopper Cars                   Sep-99             1,416,678                  58        OL
Great American Management             Rail Boxcars                       Oct-99             3,627,223                  30        OL
     Services, Inc.
IMC-Agrico Company               21   Storage Facility                   Jun-00             6,712,090                  78        OL
Ingersoll International, Inc.         Vertical Machine Centers           Oct-00               540,794                  84        FP
Ispat Inland Inc.                     Coil Carriers                      May-00               867,000                  60        OL
Lafarge Gypsum, a division            Forklifts                          Oct-00               766,805                  36        OL
     of Lafarge Corporation
Lafarge Gypsum, a division            Forklift Trucks                    Feb-01               702,312                  36        OL
     of Lafarge Corporation
Lafarge Gypsum, a division            Wheel Loader                       Jan-01               317,111                  60        OL
     of Lafarge Corporation
Minteq International, Inc.            Laser Profiling System             Nov-99               303,211                  36        HP
National Gypsum Company               CAT Loaders / Dozers               Oct-00             1,147,259                  36        OL
National Gypsum Company               CAT Loader                         Jan-01               437,732                  60        OL
National Steel Corporation            CAT Loaders                        Jan-00             1,135,900                  36        OL
NVR, INC.                             Home Manufacturing                 Aug-99               193,414                  84        FP
                                        Equipment
Omnicom Group, Inc.              33   Office Automation                  Oct-98             1,749,913                  36        HP
Omnicom Group, Inc.              33   Office Furniture                   Oct-98               321,976                  60        FP
Overnite Transportation               Conventional  Tractors             Jan-00             7,061,889                  48        OL
     Company
Overnite Transportation               Conventional  Tractors             Jul-00             3,103,308                  48        OL
     Company
Overnite Transportation               Tractors and Trailers              Oct-00             2,921,394                  48        OL
     Company
Overnite Transportation               Conventional  Tractors             Apr-99             2,080,400                  48        OL
     Company
Overnite Transportation               Trailers                           Jul-00             2,054,380                  96        FP
     Company
Overnite Transportation               Conventional  Tractors             Oct-99             1,104,976                  48        OL
     Company
Seamex International Ltd.      34, 35 Anchor Handler Tug                 Dec-98             3,952,500                  44        OL
                                        Supply Vessel
Sebastiani Vineyards, Inc.            Bottle Filler                      Jan-00               365,913                  84        FP
Sematech, Inc.                        Manufacturing Equipment            Apr-00             1,230,000                  36        OL
Seven Hills Paperboard, LLC           Neles Control Systems              Jan-01             1,178,588                  60        FP
Signature Flight Support              Refueler Truck                     Jan-00               290,000                  60        FP
     Corporation
Solectron Corporation                 Chip Placers                       Dec-99            15,366,268                  48        OL
Solectron Corporation                 Chip Placers                       Sep-99             1,496,388                  48        OL
Solectron Corporation                 Fuji QP Module                     Jun-00                92,228                  45        OL
Southwest Airlines Company       36   Boeing 737 Aircraft                Mar-99             3,238,500                  50        OL

                    Past performance is not necessarily indicative of future performance.




                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---



Staples, Inc.                         Point of Sale Equipment            Jan-99             2,410,939                  60        FP
Staples, Inc.                         Point of Sale Equipment            Apr-99               681,910                  60        FP
Staples, Inc.                         Point of Sale Equipment            Sep-99               511,079                  60        OL
Staples, Inc.                         Point of Sale Equipment            May-99               204,571                  60        FP
Staples, Inc.                         Forklifts                          May-99               101,480                  48        OL
Staples, Inc.                         Material Handling Equipment        Oct-99                68,030                  48        OL
Stewart & Stevenson                   Gas Compressors                    Jul-99             6,272,782                  78        HP
     Services, Inc.
Stewart & Stevenson                   Gas Compressors                    Oct-99             4,508,796                  84        HP
     Services, Inc.
Sysco Food Services Albany            Tractors                           Sep-00               965,311                  84        FP
Sysco Food Services Albany            Refrigerated Trailers              Jun-00               760,188                  96        FP
Sysco Food Services Albany            Refrigerated Trailers              Sep-99               519,620                  96        FP
Sysco Food Services Albany            Refrigerated Trailers              Feb-00               220,012                  96        FP
TASC, Inc.                            Office Automation                  Oct-99               675,132                  36        FP
TASC, Inc.                            Office Automation                  Jul-99               494,787                  36        FP
Transamerica Leasing Inc.        37   Intermodal Containers              Dec-98            21,250,000                  120       FP
Union Pacific Railroad                Covered Hopper Cars                Feb-00            16,523,854                  24        OL
     Company
Union Pacific Railroad                Fixed-end Gondola Railcars         Dec-99             5,021,142                  72        OL
     Company
Universal City Development            Point of Sale Equipment            Apr-99               668,474                  60        FP
     Partners
Universal City Florida                Hotel Laundry Equipment            Sep-99             3,882,463                  84        FP
     Hotel Venture
Universal City Florida                Laundry Equipment                  Mar-01               174,207                  66        FP
     Hotel Venture
Universal City Florida
     Hotel Venture                    Laundry Equipment                  Aug-02               293,570                  67        FP
Universal City Florida                Office Automation Equipment        Jul-99               487,909                  36        HP
     Partners
Universal City Florida                Office Automation Equipment        Jul-00               282,109                  36        HP
     Partners
Universal City Florida                Office Automation Equipment        Oct-99               248,838                  36        HP
     Partners
Universal City Florida                Office Automation Equipment        Apr-00               134,872                  36        HP
     Partners
Universal City Florida                Office Automation Equipment        Jan-00               117,555                  36        HP
     Partners
Whirlpool Corporation                 Hydraulic Traveling                Jan-99                72,763                  60        OL
                                        Gantry Crane
Williams Distributed Power       38   Micro Turbine Systems              Oct-00             1,230,020                  60        HP
     Services, Inc.
Williams Distributed Power       38   Micro Turbine Systems              Jan-00             1,056,690                  60        HP
     Services, Inc.
Williams Distributed Power       38   Micro Turbine Systems              Apr-00               865,522                  60        HP
     Services, Inc.
Williams Distributed Power       38   Micro Turbine Systems              Apr-01               215,895                  60        HP
     Services, Inc.
Xerox Corporation                     Material Handling Equipment   Dec-98 to Mar-99          378,964                  44        OL
Xerox Corporation                     Material Handling Equipment        Dec-99               108,572                  44        OL
Xerox Corporation                     Material Handling Equipment        Sep-99                47,858                  44        OL
Xerox Corporation                     Material Handling Equipment        Nov-99                47,232                  44        OL
                                                                                        --------------
ATEL Capital Equipment Fund VIII total:                                                 $ 249,040,775
                                                                                        ==============


                    Past performance is not necessarily indicative of future performance.




                                                                                                                               Lease
                                                                        Commence       Acquisition        Percent     Lease     Type
Lessee                         Notes   Equipment Type                 Date(s) (1)       Cost (2)       Leverage (3) Term (4)    (5)
------                         -----   --------------                 -----------       --------       ------------ --------    ---

ATEL Capital Equipment Fund IX

Basin Electric Power             39   Walking Drag Line                  Jul-00           $ 6,786,284                  72        OL
     Cooperative
Basin Electric Power             39   Walking Drag Line                  Jan-01             4,529,113                  66        OL
     Cooperative
CVS Pharmacy, Inc.               40   Material Handling                  Jul-01               207,486                  60        FP
CVS Pharmacy, Inc.               40   Phone System                       Oct-01                72,808                  60        FP
CVS Pharmacy, Inc.               40   Phone System                       Jan-02               326,231                  60        FP
CVS Pharmacy, Inc.               40   Printing / Graphic Arts            Jan-02               196,345                  60        OL
General Electric Company         31   Grinder                            Mar-01               561,697                  84        FP
General Electric Company         32   Molding Machine                    Dec-00               260,000                  36        OL
General Electric Company         32   Molding Machine                    Apr-01               168,012                  60        FP
General Electric Company         32   Crane                              Feb-02               282,050                  60        OL
General Electric Company         31   Lathes                             Apr-02             2,240,326                  84        OL
General Electric Company         31   Grinders and Sputtering            Apr-02             2,033,697                  84        OL
                                        Machine
General Electric Company         31   CNC Grinding Machine               May-02               960,432                  84        OL
General Electric Company         31   Sundstrand Omnimill                Jul-02               461,179                  84        OL
General Electric Company         31   Wire EDM                           Jul-02               172,392                  84        OL
General Electric Company         41   Drilling Machine                   Jul-02               234,000                  60        FP
General Electric Company         31   Toshulin Powerturn Machine         Aug-02             1,705,500                  84        OL
General Motors Corporation            Material Handling                  Mar-02             2,910,436                26 - 70     FP
Graham Offshore, Inc.            42   Crew and Supply Boats              Jan-02             9,500,000                  60        OL
Johnson Technology, Inc.         43   Material Handling                  Feb-02                14,700                  84        FP
Johnson Technology, Inc.         43   EDM Speed Drillers                 Apr-02             1,221,500                  84        FP
Johnson Technology, Inc.         43   EDM Speed Drillers                 May-02               716,000                  84        FP
Johnson Technology, Inc.         43   EDM Machines                       Sep-02               261,710                  84        FP
National Gypsum Company               CAT Equipment                      Oct-01               207,266                  60        OL
National Gypsum Company               CAT Equipment                      Jul-01               853,074                  60        OL
National Gypsum Company               Tractor                            Apr-01               662,273                  60        OL
National Gypsum Company               Wheel loader and tractor           Jan-02               383,208                48 - 60     OL
National Gypsum Company               CAT Equipment                      Jul-02             1,382,558                  60        HP
National Gypsum Company               Roll Crusher                       Jul-02               884,757                  60        HP
National Gypsum Company               CAT Equipment                      Aug-02                 8,375                  47        OL
National Gypsum Company               Dump trailer                       Sep-02                24,959                  60        HP
Nortel Networks, Inc.                 Office Furniture                   Mar-01             1,065,692                  83        FP
Peabody Holding Company               Joy Mining Equipment               Oct-02             5,083,396                  60        FP
SEACOR Marine Inc.               43   Supply boat                        Jan-02             1,700,000                  60        OL
Sony Pictures                         Digital recorders                  Nov-01               762,524                  36        FP
     Entertainment, Inc.
Williams Distributed             38   Micro Turbine Systems              Apr-01               717,356                  60        OL
     Power Services, Inc
                                                                                        --------------
ATEL Capital Equipment Fund IX total:                                                    $ 49,557,336
                                                                                        ==============

TOTAL OF ALL FUNDS:                                                                      $601,296,759
                                                                                        ==============




           Past performance is not necessarily indicative of future performance.

                                    TABLE V

                       ACQUISITION OF EQUIPMENT FOOTNOTES

(1) In many cases, a Lease transaction is funded over a period of time according to the Lessee's requirements. Therefore "Commencement Date (s)" expressed as a range represents multiple commencement dates occurring or anticipated under the same Lease line.

(2) "Acquisition Cost" includes either amounts committed to Lessees for funding by the program, or the actual Equipment acquisition cost, less any Acquisition Fees. All figures are rounded.

(3) "Percent Leverage" represents the percent ratio of the original principal amount of the debt acquired or assumed by the program, to the Acquisition Cost of the Equipment. The Equipment may be "leveraged" (where a portion of the Equipment Acquisition Cost is financed using non-recourse debt financing) at the time of, or subsequent to, the acquisition of the Equipment by the program. Therefore, actual leverage ratios may be more or less than indicated due to the timing of the acquisition of the Equipment in relation to the amortization of the principal amounts of the debt.

(4) "Lease Term" is expressed in terms of months, although the actual Lease Term may be expressed as monthly, quarterly, semiannual or annual.

(5) A designation of "FP" indicates that the aggregate rents to be received during the Lease Term exceed or are equal to the Acquisition Cost of the Equipment. A designation of "OL" indicates that the aggregate rentals to be received during the Lease Term are less than the Acquisition Cost. A designation of "HP" indicates that the aggregate rents to be received during the Lease Term exceed or are equal to 90% of the Acquisition Cost of the Equipment.

(6) Subject to a management agreement with Transamerica Leasing, Inc.

(7) The equipment and lease is held in a trust. The Fund is the sole owner of the beneficial interest in the trust.

(8) On January 7, 2000 Lessee filed for protection under Chapter 11 of the U.S. Bankrputcy Code. The program repossessed and liquidated its leased assets and filed a claim against the lessee/debtor with the bankruptcy court. The lessee's current plan of reorganization calls for a change from manufacturing disk drive heads, to design and manufacture of micro machines. The program will have an equity interest in the reconstituted company, which will operate under the name:
Advanced Micro Technology, Inc.

(9) Subject to a management agreement with First Union Rail Corporation.

(10) Title to the equipment is held by a special purpose limited partnership. The General Partner and/or an affiliate is the General Partner of the limited partnership. The Fund owns a divisable interest in the equipment, as well as a substantially identical vessel. Interst in a third vessel held by the limited partnership has been acquired by an investor under a program managed by an affiliate of the Fund. The Fund has a controlling interest in the limited partnership.

(11) Title to the Equipment and Lease is held by an equipment trust. A divided beneficial interest in the trust representing 24 of 34 of the diesel-electric locomotives is owned by the program. A divided beneficial interest in the trust representing the remaining 10 diesel-electric locomotives has been assigned to a non-affiliate, however, such interest continues to be managed by an affiliate of the program.

(12) Merged and name changed to "The Burlington Northern and Santa Fe Railroad Company."

(13) Equipment is subject to a full payout management agreement with MRXX Corporation.

(14) Guaranteed by CVS Corporation.

(15) Title to the equipment is held in a trust. The program has a 100% undivided beneficial interest in the trust.

(16) Lessee was acquired by [and merged into] International Paper Company.


     Past performance is not necessarily indicative of future performance.

(17) The lessee name represents the manager of the rail tank cars. These rail tank cars are not currently subject to a fixed term lease.

(18) Title to the equipment is held in a trust. A divided beneficial interest in the trust representing 130 of 291 boxcars is owned by the program. A divided interest in the trust representing the remaining 161 boxcars continues to be owned by the seller of the Fund's interest, which seller is a non-affiliate.

(19) The underlying leases in this transaction are to various municipalities in the United Kingdom. The underlying leases are being managed by Hambros Vendor Finance Limited and include a residual sharing agreement.

(20) The end-users of the Equipment are various governmental entities in the United Kingdom.

(21) Asset is held in a trust. A 20% beneficial interest in the trust is held by Fund 7, with the remaining 80% beneficial interest in the trust held by Fund 8.

(22) Guaranteed by Hyundai Electronics Industries Co., Ltd.

(23) Guaranteed by Mobil Corporation. Title to the equipment is held in a trust where the Fund is the sole beneficial owner.

(24) Guaranteed by A.T. Massey Coal Company, Inc.

(25) On July 31, 2001 Lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lessee's current plan of reorganization calls for either accepting the lease, and mkaing all past due payments current, or payment of the program's unsecured claim in a proportionate amount, which claim remains to be liquidated and approved by the Court.

(26) The equipment is subject to operating leases and managed by the lessee under a pooled management arrangement. Rentals are variable. Average monthly lease payments are estimated based on the minimum lease payments to be received on similar Equipment owned by a prior program.

(27) Guaranteed by Tarmac, PLC.

(28)  Co-lessee  under  the  lease  with  Ultratech  Stepper,   Inc.,  UltraBeam
Lithography, Inc. and Verdant Technologies, Inc. as additional co-lessees.

(29) A division of Waban, Inc.

(30) Aircraft is based out of the Republic of Finland.

(31) Lessee is General Electric Company, by its division GE Aircraft Engines.

(32) Lessee is General Electric Company, by its division GE Plastics.

(33) Guaranteed by Omnicom Group, Inc. Actual lessees are various subsidiaries of Omnicom Group Inc.: The DDB Needham Worldwide Communications Group Inc.; Griffin Bacal Inc.; DDB Needham Chicago, Inc.; DDB Needham Dallas, Inc.; PGC Advertising, Inc.; The Focus Agency, LP.; Elgin DDB Inc.; Group Management Services and TLP, Inc.

(34) Asset is held by a special purpose entity. Acquisition cost represents 51% of the total cost. The remaining 49% is owned by an unaffiliated program but continues to be managed by an affiliate.

(35) Guaranteed 40% by Seacor Smit, Inc. and 60% by Transportacion Maritima Mexicana.

(36) Asset is held in a trust. A majority beneficial interest in the trust is held by the program, with the remaining beneficial interest in the trust held by an unaffiliated program managed by an affiliate.

(37) Assets are on short-term sub-leases with various sub-lessees.


     Past performance is not necessarily indicative of future performance.

(38) Guaranteed by Williams Companies, Inc.

(39) Asset held in a trust with Bank of New York as Trustee. Two distinct beneficial interests in the trust estate, representing an aggregate 42.5% interest of the total trust estate, purchased in two separate transactions. The remaining 57.5% of the trust estate is owned by an unaffiliated institutional investor. Trustee may only act upon unanimous instructions of all beneficial owners in the trust estate.

(40) Guaranteed by CVS Corporation.

(41) Lessee is acting through its division, GE Engine Services, Inc.

(42) Guaranteed by SEACOR Smit Inc.

(43) Guaranteed by General Electric Company acting through its division GE Aircraft Engines operating division.























     Past performance is not necessarily indicative of future performance.

                                    TABLE VI

                         SALES OR DISPOSALS OF EQUIPMENT

ATEL Capital Equipment Fund VII, ATEL Capital Equipment Fund VIII and ATEL Capital Equipment Fund IX have disposed of equipment in their portfolios as of August 31, 2002. Set forth below is a summary of equipment sales and dispositions as of such date. Sales were for consideration unless otherwise noted. Interim rent (rent paid prior to formal commencement of a lease), hold-over rent (rent received after termination of the initial lease term, but before formal extension or disposition) and extension rent (rent paid after formal extension of a lease) are included in the "Excess of Rents Over Expenses" column. "Equipment Acquisition Price" includes acquisition fees. Dispositions are shown on a per asset basis.

                                                                                                                            Excess
                                                                                                                              of
                                                                               Equipment                                  Rents Over
                                                                 Acquisition  Acquisition                     Sale         Expenses
Lessee                          Type of Equipment                Date (1)       Price (2)     Sale Date     Price (3)         (4)
------                          -----------------                --------       ---------     ---------     ---------         ---

ATEL CAPITAL EQUIPMENT FUND VII

Anchor Glass Container          Glass Packaging Equipment         Dec-97        $ 325,684      Nov-98        $ 357,890    $ 116,336
     Corporation
Anchor Glass Container          Various Computer Equipment        Dec-97          404,995      Jul-99           19,021      456,356
     Corporation
Anchor Glass Container          Glass Packaging Equipment         Apr-98           45,598      Jun-98           60,611       10,086
     Corporation
Allian Techsystems, Inc.        Manufacturing                     Dec-97          135,805   Jan to May-02        1,408      286,130
Applied Magnetics Corporation   Manufacturing                     Dec-97        1,616,665 May-00 to Jun-00     357,525      992,344
Applied Magnetics Corporation   Manufacturing                     Dec-97        2,779,002   Aug to Oct-00      857,491    2,776,582
Avon Products, Inc.             DEC Mira 11/83 System             Dec-97           29,415      Aug-99           14,800       44,147
Burlington Northern &           Locomotives                       Jan-98        2,025,000      Aug-00        1,500,000    1,109,828
     Santa Fe
Burlington Northern &           Locomotives                       Jan-98        4,050,000   Oct to Nov-01    2,148,551    3,209,719
     Santa Fe
Burlington Northern Santa Fe    48'Aluminium Domestic        Aug-98 to Sep-98      27,840      Jan-99           30,081        1,224
                                    Container
Burlington Northern Santa Fe    48'Aluminium Domestic        Jun-98 to Sep-98      64,960 Jul-99 to May-00      68,992        9,320
                                    Container
Burlington Northern Santa Fe    48'Aluminium Domestic        Jun-98 to Sep-98      27,840      Oct-01           25,805       11,112
                                    Container
Canandaigua Wine                Wine Barrels                      Dec-97          192,372      Dec-00           33,702      178,147
     Company, Inc.
Canandaigua Wine                Wine Barrels                      Jun-98          152,734   May to Aug-01       22,714      427,074
     Company, Inc.
Canandaigua Wine                Wine Barrels                      Jun-98           46,736   Oct to Dec-01        7,695      152,165
     Company, Inc.
Canandaigua Wine                Wine Barrels                      Feb-97          303,325      Feb-02           25,200      317,755
     Company, Inc.
Cargill, Inc.                   Railcars                          Jan-97           99,000 May-97 to Oct-97      96,747        9,415
Cargill, Inc.                   Covered Hopper Car                Sep-98           57,541      Jul-01           58,062       47,880
Cargill, Inc.                   Covered Hopper Railcar            Sep-98           12,103      Aug-99           18,000        5,253
Cargill, Inc.                   Jumbo Covered Hopper              Jan-97           66,000 Jul-99 to Jun-00      57,867       33,427
                                     Railcar
Cargill, Inc.                   Jumbo Covered Hopper              Jan-97           33,000      Oct-01           25,683       28,828
                                     Railcar
Cargill, Inc.                   Jumbo Covered Hopper              Jan-97           33,000      Mar-02           25,802       25,438
                                     Railcar
Cargill, Inc.                   Jumbo Covered Hopper              Jan-97        1,184,229   May to Jun-02      158,832    1,156,298
                                     Railcar
Consolidated Diesel Company     Minolta Copiers                   Dec-97           15,697 Nov-98 to Mar-99       2,249       16,690
Consolidated Diesel Company     Manufacturing                     Dec-97           15,161      May-02            5,000       37,927
Consolidated Rail Corporation   Domestic Container                Aug-97           10,255      Jan-98           10,752        9,646
Consolidated Rail Corporation   Container                         Oct-97           10,255      Jul-01            7,681        5,153
Consolidated Rail Corporation   Gooseneck Container Chassis       Oct-97            6,315      Oct-99            5,896        1,714
Costain Coal, Inc.              Vme/Euclid 339Sd Rear             Apr-98          805,181      Jun-98          886,985      161,683
                                   Dump Truck


                   Past performance is not necessarily indicative of future performance.


                                                                                                                            Excess
                                                                                                                              of
                                                                               Equipment                                  Rents Over
                                                                 Acquisition  Acquisition                     Sale         Expenses
Lessee                          Type of Equipment                Date (1)       Price (2)     Sale Date     Price (3)         (4)
------                          -----------------                --------       ---------     ---------     ---------         ---

DaimlerChrysler Corporation     Materials Handling                Sep-98          244,362      Feb-02           36,145      212,460
Danskin, Inc.                   Textile Manufacturing             Dec-97          255,717 Aug-98 to Dec-98     248,350      110,500
                                    Equipment
DDB Needham Worldwide Company   Office Furniture                  Jun-97           20,292      Aug-02            3,545       21,484
Dole Fresh Fruit Company        40'Hi-Cube Refrigerated           Dec-97           91,204 Aug-99 to May-00      96,560       27,748
                                    Container
Emmpak Foods, Inc.              Materials Handling                Dec-97           91,850      Mar-01            7,500      135,496
Empire Blue Cross And           Office Furniture                  Dec-97          696,766      May-00                1      957,747
     Blue Shield
Exel Logistics, Inc.            1993 International 8200           Apr-98           88,610      May-98           89,307       16,341
                                     Tractor
Exel Logistics, Inc.            1993 Monon Semi-Trailer           Apr-98           45,337      May-98           45,693        8,360
Exxon Mobil                     Bell 206L-1 Long Ranger           Nov-96        1,650,000      Mar-00        1,699,276      914,804
                                   Helicopter
ExxonMobil                      Helicopter                        Oct-97        1,160,000      Sep-00        1,324,610      574,549
Firstunion-Riceland             Tank Cars                         Dec-97           17,594      Nov-01           15,815       19,040
     Foods, Inc.
Firstunion-Seaboard Transport   Tank Cars                         Dec-97           45,989 Nov-00 to Mar-01      22,113       74,389
GATX Rail Corporation           Tank Car                          Dec-98           40,601      Jul-01           25,422       12,249
General Electric Company-       Manufacturing                     Aug-98          221,977   Jan to May-02        7,383      259,772
     Aircraft Engines
General Electric Company-       Injection Molding Machine         Dec-96          906,370      Mar-01          275,000      875,736
     Plastics
General Electric Company-       Trackmobile Rail Car Mover        Feb-97          166,602      Jul-02           72,000      141,716
     Plastics
Grand Trunk Western Railroad    86'6" 100-Ton High Cube           Dec-97        3,342,139      Jan-00        1,672,856    1,838,542
                                     Box Car
Group Management Services       Office Furniture / Fixtures       Dec-97          170,867      Dec-99          143,378       72,544
Hambros Vendor Leasing          Applied 414 S2 Diesel             Sep-97           16,864      Oct-99            4,349       21,038
     Limited                       Sweeper
Hambros Vendor Leasing          Vehicles                          Sep-97          531,929      Oct-01          139,637    1,016,561
     Limited
Hartz Foods, Inc.               Thermo Kings Refrigeration        Dec-97           18,422      Oct-98                1       22,671
                                   Unit
Hastings Leasing Limited        Various                           Oct-97          339,756   Apr to Jul-01      176,152      992,148
Hastings Leasing Limited        Various Transportation            Oct-97            7,260 Oct-99 to Feb-00      11,471       16,675
                                    Equipment
Hastings Leasing Limited        Various Transportation            Oct-97           15,875      Dec-01            1,183        9,087
                                    Equipment
Hastings Leasing Limited        Various Transportation            Oct-97          424,822   Mar to Jul-02       26,767      679,762
                                    Equipment
Hastings Leasing Limited        Vehicles                          Oct-97        4,363,795   Jan to Jul-02      394,143    6,929,992
Helm Financial Corporation      Locomotives                       Aug-99        1,252,740 Oct-00 to Jul-01     288,500      221,376
Helm Financial Corporation      Locomotives                       Aug-99          417,580      Sep-01          106,000       93,563
Henry General Hospital          Medical                           Dec-97          185,700      Jun-01           20,700      194,979
Hughes Network Systems, Inc.    Telecommunications                Dec-97           71,860      Dec-99                -      266,154
                                    Equipment
Hughes Network Systems, Inc.    Communications                    Dec-97           25,377      Dec-00                -       66,043
Hyplains Beef, L.C.             Food Processing Equipment         Dec-97        1,235,019      Jan-99        1,145,190      684,040
IBM Corporation                 Stereolithography                 Dec-97           30,026      Dec-98           50,000       36,010
Illinois Central Railroad       Plate "C" Cushioned Boxcar        Jan-97           23,000      Nov-99           26,981       12,308
International Paper Company     Materials Handling           Dec-96 to Jan-97     588,300   Mar to Apr-02      169,184      619,290
International Rectifier Corp.   Two Zone Thermal                  Dec-97          190,911 Aug-98 to Oct-98     148,000       76,091
                                  Shock Chamber
International Rectifier Corp.   Furnace/Heat Base                 Apr-98          153,515      Jun-98          154,782       71,669
International Rectifier Corp.   Bdf-41 Furnace                    Apr-98          124,193      Jun-98          125,218       57,233
                                  W/Attachments



                   Past performance is not necessarily indicative of future performance.


                                                                                                                            Excess
                                                                                                                              of
                                                                               Equipment                                  Rents Over
                                                                 Acquisition  Acquisition                     Sale         Expenses
Lessee                          Type of Equipment                Date (1)       Price (2)     Sale Date     Price (3)         (4)
------                          -----------------                --------       ---------     ---------     ---------         ---


International Rectifier Corp.   Wafer Cleaning System             Apr-98           86,791      Jun-98           95,000       26,672
International Rectifier Corp.   Optical Assoc.Handler             Apr-98           13,336      May-98           12,000        4,480
                                   Assy W/Kit
International Rectifier Corp.   VSLI Critical Dim.                Apr-98           12,056      May-98           16,805        1,139
                                 Measure System
International Rectifier Corp.   Itc5511D Energy Testing           Apr-98            9,027      Jun-98            6,000        3,518
                                     System
ITO Corporation                 Taylor Stacker W/Fork             Dec-97          104,878      Apr-99                -      119,136
                                     Shifter
ITO Corporation                 Ottawa Commando 30 Yard           Dec-97           15,678      Aug-99                -      115,010
                                     Hustler
Louisiana Workers               Printer                           Dec-97            2,200      Jun-99                -       11,393
     Compensation Corp.
Maxtor Corporation              Office Automation                 Aug-97          533,698      Aug-00          185,894      508,526
Maxtor Corporation              Computer & Testing                Dec-97          241,310      Aug-99           11,734      265,919
                                    Equipment
Mintec International, Inc.      Laser Measuring Systems      Dec-96 to Dec-97   1,378,705      Oct-01           17,000    1,875,380
Nippon Yusen Kaisha             20'Aluminum Refrigerated          Dec-97           17,432      Feb-99           20,995        3,059
     (N.Y.K.Line)                  Container
Nippon Yusen Kaisha             Refrigerated Container            Dec-97           17,432      Jun-01           13,600        8,484
     (N.Y.K.Line)
North American Chemical Co.     Mini Magnetic Flow Meters         Dec-97           18,809      Dec-98                -       22,771
North American Salt Company     Insulated Tank Car                Dec-97           19,088      Jul-02           22,921       15,262
NVR, Inc.                       Home Manufacturing                Oct-97           45,880      Nov-99           42,000       14,479
                                    Equipment
Plasmaquest, Inc.               Tatung Sparcstations              Dec-97            6,406      Aug-98            5,445        7,104
Ralphs Grocery Company          Office Automation                 Dec-97          131,603   May to Jun-01            -       63,731
Ralphs Grocery Company          Materials Handling                Dec-97           95,598      Mar-00                -      138,424
Riceland Foods, Inc             23,700 Gal Uni-Temp               Jan-98           17,594      Apr-98           17,594        1,981
                                    Tank Car
Rose Acres Farms, Inc.          Automatic Case Packer             Dec-97          185,461      Sep-99           64,700      155,180
Sarif, Inc.                     ECR Enhanced CVD System           Dec-97          224,702      Apr-99           89,826      225,348
Sematech, Inc.                  Concept Two-Sequel-S              Sep-97        1,303,600      Jun-00          762,236    1,119,336
                                    Cvd (90%)
Sematech, Inc.                  Manufacturing                     Jun-98        2,400,000      Sep-00        1,290,000    1,626,321
Smitty's Super Valu, Inc.       Furniture, Fixtures &             Apr-98          451,861      Jun-98          601,960      139,202
                                    Equipment
Sony Pictures Entertainment,    Office Automation                 Mar-98        1,278,900      Apr-01          264,600    1,249,979
     Inc.
Sony Pictures Entertainment,    Office Automation                 Dec-98           78,820      Dec-01           37,400       79,580
     Inc.
Southern Pacific                EMD SD45-T2 Locomotive            Dec-97          397,658      Mar-99          520,000      391,486
     Transportation Company
Southwest Health Center, Inc.   Siemens Mammographic X-Ray        Apr-98           13,000      May-98           18,500        1,331
Stater Brothers Markets         Grocery Store Equipment           Apr-98           13,643      Jun-98                -       16,315
Tarmac America, Inc.            Tractors                          Mar-97           35,000      Aug-97           33,666        6,119
Tarmac America, Inc.            Construction Equipment            Mar-97          315,000      Oct-00                1      310,156
TASC, Inc.                      Office Equipment             Oct-97 to Jul-98      27,247 Dec-98 to Jun-99      21,441       26,974
TASC, Inc.                      Office Automation                 Jan-99        2,380,289 Oct-00 to Aug-01     239,939    2,645,392
TASC, Inc.                      Office Automation              Feb to Sep-98    1,291,004   Oct to Dec-01       77,685    1,499,721
TASC, Inc.                      Office Automation            Jul-98 to Apr-99   1,702,185   Jan to Jul-02      128,617    1,752,934
The Burlington Northern &       General Electric C30-7            Dec-96          208,790      Jun-99          125,000      143,520
     Santa Fe Railroad             Locomotive
     Company
Thompson Pipe & Steel Company   Office Furniture & Fixtures       Apr-98           31,918      May-98           25,000        6,012



                   Past performance is not necessarily indicative of future performance.


                                                                                                                            Excess
                                                                                                                              of
                                                                               Equipment                                  Rents Over
                                                                 Acquisition  Acquisition                     Sale         Expenses
Lessee                          Type of Equipment                Date (1)       Price (2)     Sale Date     Price (3)         (4)
------                          -----------------                --------       ---------     ---------     ---------         ---


Thomson Saginaw Ball            Machine Tools                     Dec-97          488,917      Aug-98          382,771      242,618
     Screw Co.
Triad Intl Maintenance          Aircraft Access and Ground        Dec-97          954,124 Jul-98 to Aug-98   1,306,184      367,159
     Corporation                   Support Equipment
Union Tank Car Company          Exterior-Coiled Insulat.          Dec-97           33,212 Dec-99 to May-00       5,500       20,437
                                    Tank Car
Universal City Florida          Office Automation            Sep-98 to Mar-99   1,438,997   Jan to Aug-02       51,507    1,534,657
     Partners
US Surgical Corporation         Vascular Laser Stent              Jun-98           55,829      May-00          360,397       92,723
                                  Cutting Syst
Wagner College                  Various Desktop Computers         Dec-97           91,951 Aug-98 to Oct-98      34,289       77,503
Wayne Farms                     Materials Handling                Dec-97           64,686      Feb-01           30,000      103,436
                                                                              ------------                 ------------ ------------
                                                                              $52,083,244                  $22,602,461  $47,037,751
                                                                              ============                 ============ ============

ATEL CAPITAL EQUIPMENT FUND VIII

CSX Transportation, Inc.        Box Cars                          Sep-99      $ 6,782,075      Jan-01      $ 7,112,100  $ 1,749,525
CVS Pharmacy, Inc.              Office Automation            Jul-99 to Mar-00     150,925      Oct-01           23,700       64,466
CVS Pharmacy, Inc.              Office Automation                 Dec-99          106,156      Feb-02           23,850      103,907
GE Aircraft Engines             Tilt Axis Table                   Mar-00           31,130      Apr-01           31,130        5,054
Great American Management       Pullman Box Car                   Oct-99           15,635      Nov-99           15,780            -
     Services
Staples. Inc.                   Office Automation                 Dec-98        2,410,939   May to Aug-02    1,356,830    1,711,188
TASC, Inc.                      Office Automation                 Sep-99            9,652      Mar-00            9,520        1,601
TASC, Inc.                      Office Automation                 Jun-99            5,412      Nov-01            1,082        4,276
TASC, Inc.                      Office Automation              May to Jun-99       41,977      Jul-02            8,622       43,797
The DDB Needham Worldwide       Office Automation                 Sep-98          780,130      Nov-01          157,667      795,275
     Companies
The DDB Needham Worldwide       Office Automation                 Sep-98          884,900   Jan to Jul-02       81,819      897,546
     Companies
Transamerica Leasing Inc.       Standard 20' Imo1 Tank            Dec-98           21,250      Nov-99           22,398        2,490
                                    Container
Whirlpool Corporation           Manufacturing                     Dec-98           72,763   Jan to Apr-02       17,752       56,523
                                                                              ------------                 ------------ ------------
                                                                              $11,312,944                   $8,862,250   $5,435,648
                                                                              ============                 ============ ============



ATEL CAPITAL EQUIPMENT FUND IX

Sony Pictures Entertainment,    Office Automation                 Jan-02        $ 762,524      May-02        $ 749,408    $ 121,255
     Inc.
                                                                              ------------                 ------------ ------------
                                                                                $ 762,524                    $ 749,408    $ 121,255
                                                                              ============                 ============ ============

TOTALS OF ALL FUNDS:                                                          $64,158,712                  $32,214,119  $52,594,654
                                                                              ============                 ============ ============






           Past performance is not necessarily indicative of future performance.

                                    TABLE VI

                   SALES OR DISPOSALS OF EQUIPMENT FOOTNOTES


(1) "Acquisition Date" is the date the Equipment was acquired by the prior program.

(2) "Equipment Acquisition Price" is the actual cost of the item of Equipment, including Acquisition Fees, and any other expenditures incurred by the prior program in the acquisition of the Equipment.

(3) "Sale Price" is the actual cash received for the purchase, early termination or casualty of the Equipment upon Lease termination, net of any direct out-of-pocket closing costs incurred by the prior program as a result of such termination.

(4) "Excess of Rents Over Expenses" is a total amount of Lease rents, less any applicable direct out-of-pocket costs incurred by the prior program during the term of the Lease for the particular Lease transaction.



















     Past performance is not necessarily indicative of future performance.

                                                                      EXHIBIT B









                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                              AMENDED AND RESTATED
                            LIMITED LIABILITY COMPANY
                               OPERATING AGREEMENT


                                 March 12, 2003

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                              AMENDED AND RESTATED
                            LIMITED LIABILITY COMPANY
                               OPERATING AGREEMENT

                                TABLE OF CONTENTS



Page

 1.    NAME AND PRINCIPAL PLACE OF BUSINESS..................................B-1

 2.    DEFINITIONS...........................................................B-1

 3.    BUSINESS AND PURPOSE..................................................B-6

 4.    TERM..................................................................B-7

 5.    MANAGER...............................................................B-7

 6.    INITIAL AND ADDITIONAL MEMBERS........................................B-7
         Section 6.1  Initial Members........................................B-7
         Section 6.2  Additional Members.....................................B-7
         Section 6.3  Conditions to Admission................................B-7
         Section 6.4  Admission as a Member..................................B-7
         Section 6.5  Limitation on Additional Issuance......................B-7
         Section 6.6  Escrow.................................................B-7
         Section 6.7  Capital Account........................................B-8

7.     LIABILITY AND STATUS OF MEMBERS.......................................B-8

8.     COMPENSATION TO THE MANAGER AND/OR AFFILIATES.........................B-8
         Section 8.1  General Limitation.....................................B-8
         Section 8.2  Asset Management Fee...................................B-8
         Section 8.3  Asset Management Fee Limit ............................B-8
         Section 8.4  Other Services.........................................B-9
         Section 8.5  Payment of Fees on Removal.............................B-9
         Section 8.6  Employment of Broker-Dealers...........................B-9

 9.    FUND EXPENSES AND RESERVES...........................................B-10
         Section 9.1  Reimbursement of Manager..............................B-10
         Section 9.2  Limitation on Reimbursement...........................B-10
         Section 9.3  Fund Expenses.........................................B-10
         Section 9.4  Reserves..............................................B-11

10.    ALLOCATION OF INCOME, LOSS AND DISTRIBUTIONS.........................B-11
         Section 10.1 Allocation of Net Income and Net
                         Loss Prior to Initial Closing Date.................B-11
         Section 10.2 Allocation of Net Income and Net
                         Loss After Initial Closing Date....................B-11
         Section 10.3  Special Allocations..................................B-11
         Section 10.4  Distribution of Cash From Operations.................B-13
         Section 10.5  Distribution of Cash From Sales or Refinancing.......B-13
         Section 10.6  Distributions of Cash From Reserve Account...........B-13
         Section 10.7  Determination of Amounts to be Distributed...........B-13
         Section 10.8  Consent to Allocations...............................B-13
         Section 10.9  Limitation on Distributions..........................B-13
         Section 10.10 Allocation to Manager................................B-13
         Section 10.11 Return of Unused Capital.............................B-13
         Section 10.12 Distributions in Kind................................B-14
         Section 10.13 Withholding Taxes....................................B-14

11.    ASSIGNMENT OF FUND INTERESTS.........................................B-14
         Section 11.1  Limitations on Transfer..............................B-14
         Section 11.2  Distributions and Effective Date of Transfer.........B-15
         Section 11.3  Governmental Restrictions............................B-15
         Section 11.4  Non-Complying Transfers..............................B-15
         Section 11.5  Misrepresentations and Forfeit.......................B-15

12.    SUBSTITUTED MEMBERS..................................................B-16
         Section 12.1  Limitations on Substitution..........................B-16
         Section 12.2  Consent to Admission.................................B-16
         Section 12.3  Amendment of Agreement...............................B-16

13.    REPURCHASE OF FUND INTERESTS.........................................B-16

14.    BOOKS, RECORDS, ACCOUNTINGS AND REPORTS..............................B-17
         Section 14.1  Books of Account and Records.........................B-17
         Section 14.2  Audited Annual Financial Statements..................B-18
         Section 14.3  Other Annual Reporting...............................B-18
         Section 14.4  Quarterly Reports....................................B-18
         Section 14.5  Unaudited Quarterly Financial Statements.............B-18
         Section 14.6  Other Quarterly Reports..............................B-19
         Section 14.7  Tax Returns..........................................B-19
         Section 14.8  Governmental Reports.................................B-19
         Section 14.9  Maintenance of Suitability Records...................B-19

15.    RIGHTS, AUTHORITY, POWERS AND RESPONSIBILITIES
             OF THE MANAGER.................................................B-19
         Section 15.1  Services of the Manager..............................B-19
         Section 15.2  Authority of the Manager.............................B-19
         Section 15.3  General Powers and Fiduciary Duty....................B-22
         Section 15.4  Limitations on Manager's Authority...................B-22
         Section 15.5  Limitation on Manager's Liability....................B-24
         Section 15.6  Tax Matters Member...................................B-24
         Section 15.7  Minimum Investment in Equipment /Maximum Front-End
                           Fees.............................................B-25
         Section 15.8  Reliance on Manager's Authority......................B-25

16.    RIGHTS, POWERS AND VOTING RIGHTS OF THE MEMBERS......................B-26
         Section 16.1  Limitation on Member Authority.......................B-26
         Section 16.2  Voting Rights........................................B-26
         Section 16.3  Voting Procedures....................................B-26
         Section 16.4  Limitations on Member Rights.........................B-27
         Section 16.5  Limitations on Power to Amend Agreement..............B-27
         Section 16.6  Member List..........................................B-27
         Section 16.7  Dissenters' Rights and Limitations on Mergers and
                            Roll-ups........................................B-28

17.    TERMINATION OF A MANAGER AND TRANSFER OF THE
         MANAGER'S INTEREST.................................................B-29
         Section 17.1  Removal or Withdrawal................................B-29
         Section 17.2  Other Terminating Events.............................B-29
         Section 17.3  Election of Successor Manager; Continuation of Fund
                            Business........................................B-29
         Section 17.4  Admission of Successor or Additional Manager.........B-29
         Section 17.5  Effect of a Terminating Event........................B-29
         Section 17.6  Election of Additional Manager.......................B-30
         Section 17.7  Assignment of Manager's Interest.....................B-30
         Section 17.8  Members' Participation in Manager's Bankruptcy.......B-30

18.    CERTAIN TRANSACTIONS.................................................B-31

19.    TERMINATION AND DISSOLUTION OF THE FUND..............................B-31
         Section 19.1  Termination and Dissolution..........................B-31
         Section 19.2  Accounting and Liquidation...........................B-31

20.    SPECIAL POWER OF ATTORNEY............................................B-32
         Section 20.1  Execution of Power of Attorney.......................B-32
         Section 20.2  Special Power of Attorney............................B-32

21.    INDEMNIFICATION......................................................B-32
         Section 21.1  Indemnification of the Manager.......................B-32
         Section 21.2  Limitations on Indemnification.......................B-33
         Section 21.3  Insurance............................................B-33

22.    MISCELLANEOUS........................................................B-33
         Section 22.1  Counterparts.........................................B-33
         Section 22.2  Successors and Assigns...............................B-33
         Section 22.3  Severability.........................................B-33
         Section 22.4  Notices..............................................B-33
         Section 22.5  Captions.............................................B-33
         Section 22.6  Number and Pronouns..................................B-34
         Section 22.7  Manager Address......................................B-34
         Section 22.8  Member Address.......................................B-34
         Section 22.9  Construction.........................................B-34
         Section 22.10 Qualification to Do Business.........................B-35

EXHIBIT I...................................................................B-36

                              AMENDED AND RESTATED
                  LIMITED LIABILITY COMPANY OPERATING AGREEMENT
                      OF ATEL CAPITAL EQUIPMENT FUND X, LLC


THIS LIMITED LIABILITY COMPANY OPERATING AGREEMENT (the "Agreement") entered into as of the 1st day of September, 2002, by and between ATEL Financial Services, LLC ("ATEL"), a California limited liability company, as the Managing Member (the "Manager"), and ATEL Capital Group as the initial Member, whereby the parties together agreed to form a limited liability company pursuant to the California Limited Liability Company Act is hereby amended and restated as of March 12, 2003, on the terms set forth herein.

1.       NAME AND PRINCIPAL PLACE OF BUSINESS

         The name of the Fund shall be ATEL Capital Equipment Fund X, LLC or such other name as the Manager shall hereafter designate in writing to the Members. The Fund's principal place of business shall be 600 California Street, 6th Floor, San Francisco, California 94108, or such other place or places in the State of California as the Manager may hereafter determine.

2.       DEFINITIONS

         The following terms used in this Agreement shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the following respective meanings:

         "Acquisition Expenses" shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of Equipment, whether or not acquired.

         "Acquisition Fees" shall mean the total of all fees and commissions paid by any party in connection with the initial purchase or manufacture of Equipment. Included in the computation of such fees or commissions shall be any commission, selection fee, financing fee, nonrecurring management fee, or any fee of a similar nature, however designated.

         "Adjusted Capital Account Deficit" shall mean, with respect to any Member, the deficit balance if any, in such Member's Capital Account as of the end of the Fund taxable year, after giving effect to the following adjustments:
(a) Crediting to such Capital Account any amounts which such Member is obligated to restore or is deemed to be obligated to restore pursuant to Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5); and (b) Debiting from such Capital Account the items described in Regulations Section 1.704-1(b)(2)(ii)(d)(4),(5) and (6). This definition is intended to comply with the provisions of Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

         "Adjusted Invested Capital" shall mean, as of any date, the Original Invested Capital attributable to the Units held by any Person on or before such date, as decreased (but not below zero) by the amount which (i) all Distributions from Cash from Operations and Cash from Sales and Refinancing with respect to such Units on or before the date of determination pursuant to any provision of this Agreement exceed (ii) the Priority Distribution attributable to such Units for such period.

         "Affiliate" of a Person shall mean (i) any Person directly or indirectly controlling, controlled by or under common control with such Person;
(ii) any Person owning or controlling 10% or more of the outstanding voting securities or beneficial interests of such Person, (iii) any officer, director, trustee or partner of such Person and (iv) if such Person is an officer, director, trustee, partner or holder of 10% or more of the voting securities or beneficial interests of such Person, any other company for which such Person acts in such capacity. However, such term shall not include a Person who is a partner in a partnership or joint venture with the Fund if such Person is not otherwise an Affiliate.

         "Asset Management Fee" shall mean the fee payable to the Manager and its Affiliates under the provisions of Section 8.2 of this Agreement.

         "Asset Management Fee Limit" means the total fees calculated pursuant to the alternative fee schedule set forth under Section 8.3 of this Agreement, equal to the aggregate of an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus the Manager's Carried Interest, determined in the manner described herein.

         "Assignee" shall mean a Person who has acquired a beneficial interest in one or more Units from a third party but who is neither a substituted Holder nor an Assignee of Record.

         "Assignee of Record" shall mean an Assignee who has acquired a beneficial interest in one or more Units whose ownership has been recorded on the books of the Fund and which ownership is the subject of a written instrument of assignment, the effective date of which assignment has passed.

         "ATEL" shall mean ATEL Financial Services, LLC, a California limited liability company.

         "California Act" or "California Limited Liability Company Act" shall mean the Beverly-Killea Limited Liability Company Act, Title 2.5, Chapters 1-15, of the California Corporations Code, as it may be amended from time to time.

         "Capital Account" shall mean, with respect to any Member, such Member's Capital Account determined in accordance with Section 6.7.

         "Carried Interest" shall mean the allocable share of Fund Distributions of Cash from Operations and Cash from Sales or Refinancing payable to the Manager, as Manager, pursuant to Sections 10.4 and 10.5 of this Agreement, for which cash consideration has neither been paid nor is to be paid.

         "Cash from Operations" shall mean the excess of Gross Revenues over cash disbursements (including the Asset Management Fee and amounts reinvested by the Fund in Equipment in compliance with Section 15.4.18) without reduction for depreciation and amortization of intangibles such as organization and underwriting costs but after a reasonable allowance for cash for repairs, replacements, contingencies and anticipated obligations, as determined by the Manager. Cash from Operations shall not include Cash from Sales or Refinancing or Cash from Reserve Account.

         "Cash from Reserve Account" shall mean that portion of the Net Proceeds not utilized in the acquisition of Equipment, including cash maintained according to the provisions of Section 9.4.

         "Cash from Sales or Refinancing" shall mean the net cash realized by the Fund from the sale, refinancing or other disposition of any Equipment (including insurance proceeds or lessee indemnity payments arising from the loss or destruction of any Equipment through casualty) after payment of all expenses related to the transaction; provided, however that Cash from Sales or Refinancing shall not include Cash from Reserve Account or Cash from Operations.

         "Closing Date" shall mean such date designated by the Manager for the termination of the offering of Units, but not later than March 12, 2005. Extension of the offering beyond one year from the date of the Prospectus shall be subject to the qualification of the offering for any such extension in those jurisdictions which may limit the offering period to one year. "Initial Closing Date" shall mean the date on which subscribers for Units, other than the initial Holders, are first admitted to the Fund as Holders. "Final Closing Date" shall mean the last date on which subscribers for Units are admitted to the Fund as Holders.

         "Code" shall mean the Internal Revenue Code of 1986, as amended, or corresponding provisions of subsequent federal revenue laws.

         "Distributions" shall mean any cash, tax credits or other property allocated to or distributed to Holders and the Manager arising from their respective interests in the Fund, but shall not include any compensation payable to the Manager under the provisions of Article 8 or Article 9, except as otherwise provided herein.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

         "Equipment" shall mean the equipment acquired and owned by the Fund to be leased by the Fund to others as well as any Fund interest in equipment, including without limitation its rights, whether direct or indirect, in all trusts, joint ventures, leases, chattel paper, options and other contract rights with respect to equipment.

         "Equipment Management" shall mean personnel and services necessary to the leasing activities of the program, including but not limited to leasing and releasing of program equipment, arranging for necessary maintenance and repair of the equipment, collecting revenues, paying operating expenses, determining that the equipment is used in accordance with all operative contractual arrangements and providing clerical and bookkeeping services necessary to the operation of the program equipment.

         "Equipment Management Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3 of this Agreement as provided therein.

         "Equipment Re-lease Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3 of this Agreement as provided therein.

         "Equipment Resale Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3 of this Agreement as provided therein.

         "Front-End Fees" shall mean fees and expenses paid by any party for any services rendered during the Fund's organization and acquisition phase including Organization and Offering Expenses, Leasing Fees, Acquisition Fees, Acquisition Expenses, and any other similar fees, however designated. Notwithstanding the foregoing, Front-End Fees shall not include any Acquisition Fees or Acquisition Expenses paid by a manufacturer of Equipment to any of its employees unless such Persons are Affiliates of the Manager.

         "Full Payout Lease" shall mean a lease under which the non-cancellable rental payments due during the initial term of the lease are at least sufficient to cover the purchase price of the Equipment leased.

         "Fund" shall mean the limited liability company created under this Agreement.

         "Fund Minimum Gain" shall have the meaning ascribed to the term "partnership minimum gain" in Regulations Section 1.704-2(d)(1).

         "Gross Income" shall mean the gross income of the Fund within the meaning of section 61(a) of the Code.

         "Gross Proceeds" shall mean the aggregate total of the Original Invested Capital of the initial and all of the additional Holders.

         "Gross Lease Revenues" shall mean all revenues attributable to the Equipment other than from security deposits paid by lessees thereof. The term "Gross Lease Revenues" shall not include revenues from the sale, refinancing or other disposition of Equipment.

         "High Payout Lease" shall mean a lease under which the noncancellable rental payments and other payment obligations of the lessee due through the initial term of the lease are equal to at least 90% of the original purchase price paid by the Fund for the Equipment.

         "Holders" shall mean owners of Units who are either Members or Assignees of Record, and reference to a "Holder" shall be to any one of them. The Manager shall not be considered to be a Holder except to the extent it also owns Units.

         "Incentive Management Fee" shall mean an element of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3 of the Operating Agreement as provided therein.

         "Independent Expert" shall mean a person with no current material or prior business or personal relationship with the Manager or any of its Affiliates who is engaged to a substantial extent in the business of rendering opinions regarding the value of assets of the type held by the Fund, and who is qualified to perform such work.

         "IRA" shall mean an individual retirement account qualifying under
Section 408 of the Code.

         "Investment in Equipment" shall mean the amount of Gross Proceeds actually paid or allocated to the purchase of Equipment acquired by the Fund, any amount of Gross Proceeds reserved pursuant to Section 9.4 hereof up to a maximum of 3% of Gross Proceeds and other cash payments such as interest and taxes, but excluding Front-End Fees.

         "Leasing Fees" shall mean the total of all fees and commissions paid by any party in connection with the initial lease of equipment acquired by the Fund.

         "Manager" or "Managing Member" shall mean ATEL Financial Services, LLC ("ATEL"), a California limited liability company, or any other Person or Persons which succeed it in such capacity.

         "Members" shall mean the Manager, the initial Members and any other Persons who are admitted to the Fund as additional or substituted Members. Reference to a "Member" shall refer to any one of them.

         "Member Nonrecourse Debt" has the meaning ascribed to the term "partner nonrecourse debt" in Regulations Section 1.704-2(b)(4).

         "Member Nonrecourse Debt Minimum Gain" shall have the meaning ascribed to the term "partner nonrecourse debt minimum gain" in Regulations Sections 1.704-2(i)(2).

         "Net Income" or "Net Loss" shall mean the taxable income or taxable loss of the Fund (including the Fund's share of income or loss of any partnership, venture or other entity which owns a particular item of Equipment), as determined for federal income tax purposes, computed by taking into account each item of Fund income, gain, loss, deduction or credit not already included in the computation of taxable income and taxable loss.

         "Net Lease Provisions" shall mean contractual arrangements under which the lessee assumes responsibility for, and bears the cost of, insurance, taxes, maintenance, repair and operation of the leased asset and where non-cancellable rental payments under the lease are absolutely net to the lessor, notwithstanding that some minor costs or responsibilities remain with the Fund as lessor or that the Fund retains the option to require and pay for a higher standard of care or greater level of maintenance or insurance than would be imposed on the lessee under the terms of the lease.

         "Net Proceeds" shall mean the total Gross Proceeds less Organization and Offering Expenses.

         "Nonrecourse Deductions" shall mean items of Fund loss, deductions or Code Section 705(a)(2)(B) expenditures which are attributable to Nonrecourse Liabilities.

         "Nonrecourse Liability" means a Fund liability with respect to which no Member or Related Person bears the economic risk of loss.

         "Operating Agreement" or "Agreement" shall mean this Limited Liability Company Operating Agreement of ATEL Capital Equipment Fund X, LLC, as it may be amended from time to time.

         "Operating Lease" shall mean a lease under which the aggregate rental payments due during the initial term of the lease are less than the purchase price of the Equipment leased.

         "Operating Revenues" means the total for any period of all Gross Lease Revenues plus all Cash from Sales or Refinancing.

         "Organization and Offering Expenses" shall mean those expenses incurred in connection with preparing the Fund for registration and subsequently offering and distributing Units to the public, including selling commissions and all advertising expenses except advertising expenses related to the leasing of Equipment.

         "Original Invested Capital" shall mean the original gross purchase price of the Units contributed by each Member to the capital of the Fund for his interest in the Fund, which amount shall be attributed to Units in the hands of a subsequent Holder.

         "Person" shall mean any natural person, partnership, corporation, association or other legal entity.

         "Priority Distribution" shall mean a hypothetical amount determined solely for purposes of the alternative fee schedule calculation to determine the Asset Management Fee Limit under the provisions of Section 8.3 of this Agreement. Such amount will equal, for any calendar year or other period with respect to the Units held by any Person, the average Adjusted Invested Capital with respect to such Units during such period multiplied by 10% per annum (calculated on a cumulative basis, compounded daily, from the last day of the calendar quarter in which the capital contribution of the initial purchaser of such Units was received by the Fund and pro rated for any fraction of a calendar year for which such calculation is made).

         "Prospectus" shall mean the final prospectus filed in connection with the registration of the Units with the Securities and Exchange Commission on Form S-1, as amended, together with any supplement thereto which may be subsequently filed with such Commission.

          "Purchase Price of Equipment" shall mean the price paid upon the purchase or sale of a particular item of equipment, including the amount of Acquisition Fees and all liens and mortgages on the equipment, but excluding points and prepaid interest.

         "Qualified Plan" shall mean employee trusts (or employer individual retirement accounts), Keogh Plans and corporate retirement plans qualifying under Section 401(a) of the Code.

         "Regulations" shall mean the income tax regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

         "Reimbursable Administrative Expenses" shall mean the ordinary recurring administration expenses incurred by the Manager and reimbursed by the Fund. Such expenses shall not include interest, depreciation, equipment maintenance or repair, third party services or other non-administrative expenses.

         "Reinvestment Period" shall mean the period commencing with the Initial Closing Date and ending on a date six calendar years after the Final Closing Date occurs.

         "Related Person" means a Person having a relationship with a Member that is described in Regulations Section 1.752-4(b).

         "Resident Alien" shall mean a resident alien as defined within the Federal Aviation Act of 1958, as amended from time to time, or any successor statute, or any regulations adopted pursuant to such Act or any successor statute.

         "Roll-Up" shall mean a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Fund and the issuance of securities of a Roll-Up Entity. Such term does not include:

         (a) any transaction if the securities of the Fund have been for at least twelve months traded through the National Association of Securities Dealers, Inc. Automated Quotation National Market System; or

         (b) a transaction involving the conversion to corporate, trust or association form of only the Fund, if, as a consequence of the transaction, there will be no significant adverse change in any of the following:

               (i)      the Members voting rights;
               (ii)     the term of existence of the Fund;
               (iii) the terms of compensation of the Manager and its Affiliates; or
               (iv)     the Fund's investment objectives.

         "Roll-Up Entity" means the partnership, trust, corporation or other entity that would be created or would survive after the successful completion of a proposed Roll-Up transaction.

         "Service" shall mean the United States Internal Revenue Service or its successor.

         "Sponsor" shall mean any Person directly or indirectly instrumental in organizing, wholly or in part, a Program or any Person who will manage or participate in the management of a Program, and any Affiliate of any such Person. Sponsor does not include the Program itself or a Person whose only relation with the Program is that of an independent equipment manager and whose only compensation is as such. Sponsor does not include wholly independent third parties such as attorneys, accountants and underwriters whose only compensation is for professional services rendered in connection with the offering of Program interests.

         "Substantially All of the Assets" shall mean, unless the context otherwise dictates, Equipment representing 66 2/3% or more of the net book value of all Equipment as of the end of the most recently completed fiscal quarter.

         "Unit" shall mean the interest in the Fund representing Original Invested Capital in the amount of $10 and shall entitle the Holder thereof to the rights herein provided.

         "United States Citizen" shall mean a "citizen of the United States" as defined within the Federal Aviation Act of 1958, as amended from time to time, or any successor statute, or any regulations adopted pursuant to such Act or any successor statue.

3.       BUSINESS AND PURPOSE

         The primary purpose of the Fund is to purchase, own, lease and sell various types of Equipment pursuant to such arrangements as the Manager in its discretion may enter into on behalf of the Fund. The Fund may enter into ventures, partnerships and other business arrangements with respect to Equipment to the extent deemed prudent by the Manager in order to achieve successful operations for the Fund, subject to the provisions of Section 15.4.8. The Fund may also engage in such other lawful activities as may be deemed by the Manager to be incident to its primary purpose or prudent and in the Fund's best interest. The Fund's investment objectives shall be those set forth in the Prospectus, and the Manager may not make any material change to such investment objectives without first obtaining the written consent or approval of Members owning more than 50% of the total outstanding Units entitled to vote.

4.       TERM

         The Fund commenced as of the 9th day of August 2002 and shall continue until the 31st day of December, 2022, unless previously terminated in accordance with the provisions of this Agreement.

5.       MANAGER

         The Manager has contributed $100 in cash to the Fund and at all times during the existence of the Fund the Manager shall have a present and continuing interest in Net Income, Net Losses and Distributions according to the provisions of Article 10.

6.       INITIAL AND ADDITIONAL MEMBERS

         6.1 Initial Members. ATEL Capital Group, as the initial Member, has contributed the sum of $500 to the capital of the Fund and has received 50 Units in return therefor.

         6.2 Additional Members. The Fund intends to sell and issue to Holders not less than 120,000 nor more than 15,000,000 additional Units and to admit as additional Members the Persons who contribute cash to the capital of the Fund for such Units.

         6.3 Conditions to Admission. Subject to the provisions of Section 6.6, each Person who acquires any such additional Units shall become a Member in the Fund at such time as he has: (i) purchased 250 or more Units (200 Units in case of an IRA or Keogh Plan), (ii) contributed the sum of $10 in cash for each Unit purchased (or such lesser net amount as may be provided in accordance with the terms described in the Prospectus under "Plan of Distribution"), (iii) executed and filed with the Fund a written instrument which sets forth an intention to become a Member and requests admission to the Fund in that capacity, together with such other instruments as the Manager may deem necessary or desirable to effect such admission, including the written acceptance and adoption by such Person of the provisions of this Agreement, and the execution, acknowledgment and delivery to the Manager of a special power of attorney, the form, style and content of which are more fully described herein, and (iv) the Manager accepts such Person as a Member in the Fund.

         6.4 Admission as a Member. Each Person who subscribes for Units under
Section 6.2 shall be admitted to the Fund promptly after the Manager's acceptance of such subscription, but, except as provided in Section 6.6, in no event later than 30 days after the receipt by the Fund of such subscription.

         6.5 Limitation on Additional Issuance. The Fund shall not issue any additional Units after the Final Closing Date.

         6.6 Escrow. All Original Invested Capital of Holders shall be received by the Fund in trust, and shall be deposited in an escrow account with a banking institution designated by the Manager as escrow holder for the Original Invested Capital, until such time as subscriptions for a total of 120,000 Units, in addition to the Unit purchased by the initial Holder, representing Original Invested Capital of $1,200,000 have been deposited therein. Not less than 15 days after receipt of a minimum of $1,200,000 of such additional Original Invested Capital, the Fund will admit subscribers into the Fund as additional Holders. At the time a subscriber is admitted as a Holder, the escrow holder shall transfer the subscriber's Original Invested Capital to the Fund. If the $1,200,000 minimum is not obtained on or before a date one year from the date of the Prospectus, all Original Invested Capital will be promptly refunded to the investors. In any event, any interest earned on Original Invested Capital while in escrow shall be paid to investors.

         6.7 Capital Account. An individual Capital Account shall be maintained for each Member. The Capital Account of a Member shall consist of the Original Invested Capital of such Member, increased by (i) any additional contributions to capital and (ii) such Member's share of Fund Net Income, and decreased by (i) Distributions to such Member and (ii) such Member's share of Fund Net Loss. In the event a Member transfers all or a portion of his Units, the Assignee shall succeed to the Capital Account of the transferor (as adjusted for all events preceding the date the transferee is deemed admitted to the Fund under Section 10.3.1) according to the number of Units, and the allocable portion of the transferor's Capital Account, so transferred. No Holder shall have the obligation to restore any deficit in his Capital Account upon termination or dissolution of the Fund. The foregoing provisions of this Section 6.7 are intended to comply with Regulation Section 1.704-1(b), and shall be interpreted and applied in a manner consistent with such Regulations.

7.       LIABILITY AND STATUS OF MEMBERS

         Holders shall not be bound by, or be personally liable for, the expenses, liabilities or obligations of the Fund, except to the extent, but only to the extent, a Holder would be required to return any Distribution from the Fund pursuant to Section 17254(e) of the California Act.

8.       COMPENSATION TO THE MANAGER AND/OR AFFILIATES

         8.1 General Limitation. The Manager and its Affiliates shall receive compensation only as specified by this Agreement. In addition to the compensation provided herein, the Manager will hold the Carried Interest and be entitled to receive Distributions as provided in Article 10, and receive reimbursement of costs and expenses advanced as provided in Article 9. The Manager may delegate to its Affiliates all or a portion of its management duties hereunder, as described in the Prospectus, and may assign all or a portion of its compensation hereunder to one or more such Affiliates or other parties in its discretion.

         8.2 Asset Management Fee. The Fund will pay the Manager an Asset Management Fee in an amount equal to 4% of Operating Revenues as compensation for the Manager's services in establishing and supervising management of the Fund's portfolio of Equipment and its operations. The Asset Management Fee will be paid on a monthly basis. The amount of the Asset Management Fee payable in any year will be reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit.

         8.3 Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund's term by calculating the total fees that would be paid to the Manager for the year in question if the Manager were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, together with the Carried Interest, as provided herein. To the extent that the total amount paid to the Manager for the year as the Asset Management Fee and the Carried Interest would exceed the aggregate amount of fees that would have been payable as calculated under this alternative fee schedule for that year, the Asset Management Fee for that year will be reduced to equal the maximum aggregate fees under the alternative fee schedule. The limitations set forth in this Section 8.3 will be subject to adjustment pursuant to the limitations imposed under Section 15.7 relating to the Minimum Investment in Equipment. Under Section 15.7, a separate calculation will be performed upon completion of the offering of Units, final commitment of Net Proceeds to acquisition of Equipment and establishment of final levels of permanent portfolio debt encumbering such Equipment, and then annually thereafter. To the extent required under the provisions of Section 15.7, the alternative fee schedule set forth below will first be adjusted as provided therein. Thereafter, the Asset Fee Limitation, using the alternative fee schedule as so adjusted, will be imposed under this Section 8.3 and applied to the total Asset Management Fee and Carried Interest for the year. The alternative fee schedule to be used for calculating the Asset Management Fee Limit shall include:

                  8.3.1 An Equipment Management Fee calculated for each fiscal quarter and in an amount equal to (i) 3.5% of the Gross Lease Revenues from Operating Leases, except that if the services are performed by nonaffiliated

Persons under the active supervision of the Manager or its Affiliate, then the amount payable to the Manager or such Affiliate shall be 1% of the Gross Revenues from such Operating Leases, and (ii) 2% of Gross Revenues from Full Payout Leases which contain Net Lease Provisions;

                  8.3.2 An Equipment Resale/Re-Leasing Fee calculated in an amount equal to the following: for resale services, the lesser of (i) 3% of the sales price of the Equipment, or (ii) one-half the normal competitive equipment sale commission charged by unaffiliated parties for such services, but in either case payable only after the Holders have received a return of their Original Invested Capital plus a Priority Distribution; plus, for re-leasing services, an amount equal to the lesser of (i) the competitive rate for comparable services for similar equipment, or (ii) 2% of gross rental payments derived from the re-lease of such Equipment after the time the re-lease is consummated as a result of the recipient's efforts, payable as each rental payment is received by the Fund over the term of the re-lease. No such re-lease fee will be calculated in connection with the re-lease of Equipment to a previous lessee or its Affiliates; and such fee will be calculated only to the extent the Manager or its Affiliates have rendered substantial re-leasing services in connection with such re-lease;

                  8.3.3 An Incentive Management Fee will be calculated in an amount equal to (i) 4% of all Distributions of Cash from Operations until such time as the Holders have received aggregate Distributions in an amount equal to their Original Invested Capital plus a Priority Distribution, and (ii) thereafter, in an amount equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing. For the purposes of calculating the Incentive Management Fee for any period during which the Fund has available both Cash from Operations and Cash from Sales or Refinancing, Distributions to Holders shall first be treated as consisting of Cash from Operations unless specifically designated otherwise by the Manager; and

                  8.3.4 The alternative fee schedule will include the Carried Interest in Distributions provided in Article 10.

         8.4 Other Services. Except as set forth in this Article 8 and Article 9 hereof, no other services may be performed by the Manager or its Affiliates for the Fund except in extraordinary circumstances (which shall be defined as an emergency situation requiring immediate action by the Manager or its Affiliate and the service is not immediately available from an unaffiliated party). Any such other services must meet the following criteria: (i) the compensation, price or fee therefor must be comparable and competitive with the compensation, price or fee of any other Person who is rendering comparable services or selling or leasing comparable goods which could reasonably be made available to the Fund and shall be on competitive terms, (ii) the fees and other terms of the contract shall be fully disclosed to Holders, (iii) the Manager or its Affiliates must be previously engaged in the business of rendering such services or selling or leasing such goods, independently of the Fund and as an ordinary and ongoing business and at least 75% of such Person's gross revenues from such activity must be derived from other than Affiliates of the Manager, and (iv) all services for which the Manager or its Affiliates are to receive compensation shall be embodied in a written contract which precisely describes the services to be rendered and all compensation to be paid, which contract may only be modified by a vote of the majority of the Holders. Said contract shall contain a clause allowing termination without penalty on 60 days notice.

         8.5 Payment of Fees on Removal. Should the Manager be removed from the Fund according to provisions of Article 17, any portion of any fee payable to the Manager according to the provisions of this Article 8 which is then accrued and due, but not yet paid, shall be paid by the Fund to the Manager in cash within 30 days of the date of expulsion as stated in the written notice of expulsion.

         8.6 Employment of Broker-Dealers. The Fund may employ underwriters and selected broker-dealers, including Affiliates of the Manager as set forth in the Prospectus, for the sale of Units.

9.       FUND EXPENSES AND RESERVES

         9.1 Reimbursement of Manager. Except as set forth in this Article 9, all of the Fund's expenses shall be billed directly to and paid by the Fund. The Manager and its Affiliates may be reimbursed for the following Fund expenses:
(i) Organization and Offering Expenses not in excess of 15% of Gross Proceeds up to $25,000,000 plus 14% of all Gross Proceeds in excess of $25,000,000 (or an amount equal to 12% of the Gross Proceeds if, upon termination of the offering of Units, the total Gross Proceeds are in an amount less than $2,000,000); (ii) the actual cost of goods and materials used for and by the Fund and obtained from entities unaffiliated with the Manager; and (iii) administrative services necessary to the prudent operation of the Fund, provided that such reimbursement for administrative services will be at the lower of (A) the actual cost of such services, or (B) the amount which the Fund would be required to pay independent parties for comparable administrative services in the same geographic location; provided further that, beginning with the first full year after the termination of the offering of Units, the total amount of Reimbursable Administrative Expenses payable by the Fund for the remainder of its term may not exceed a cumulative limit. This cumulative limit on such Reimbursable Administrative Expenses will equal, as of any date, a maximum of (i) the sum of 1% per annum of the total capital raised up to 75% of the maximum offering, and (ii) 0.5% per annum of any capital raised in excess of 75% of the maximum offering. The maximum amount of Reimbursable Administrative Expenses payable by the Fund for any single year will not exceed an amount equal to 1% of the total capital raised.

         9.2 Limitation on Reimbursement. The Manager and its Affiliates will not be reimbursed by the Fund for the following expenses:

                  9.2.1 Services for which the Manager or its Affiliates are entitled to compensation in the form of a separate fee pursuant to Article 8 hereof;

                  9.2.2 Rent or depreciation, utilities or capital equipment and other administrative items of the Sponsor;

                  9.2.3 Salaries, fringe benefits, travel expenses or administrative items incurred by or allocated to any Controlling Person of the Manager or its Affiliates. For purposes of this subparagraph, "Controlling Person" shall mean any person, regardless of title, who performs executive or senior management functions for the Manager or its Affiliates similar to those of executive management or senior management, and directors, or those holding 5% or more equity interest in the Manager or its Affiliates; or persons having the power to direct or cause the direction of the Manager or Affiliates through ownership of voting securities, by contract or otherwise. It is not intended that every person who carries a title such as vice president, senior vice president, secretary, controller or treasurer be considered a Controlling Person;

                  9.2.4 Organization and Offering Expenses of the Fund to the extent such Organization and Offering Expenses exceed 15% of the Gross Proceeds up to $25,000,000 plus 14% of all Gross Proceeds in excess of $25,000,000 (or an amount equal to 12% of the Gross Proceeds if, upon termination of the offering of Units, the total Gross Proceeds are in an amount less than $2,000,000), and the Manager guarantees payment of any such excess expenses, which guarantee is without recourse to, or reimbursement by, the Fund; and

                  9.2.5 All other expenses which are unrelated to the business of the Fund.

         9.3 Fund Expenses. Subject to Sections 9.1 and 9.2, the Fund shall pay all expenses of the Fund which may include, but are not limited to: (i) all costs of personnel employed by the Fund and involved in the business of the Fund (which may include personnel who are employed by a Manager or one or more Affiliates), (ii) all taxes and assessments on Equipment and other taxes applicable to the Fund, (iii) legal, appraisal, audit, accounting, brokerage and other fees, (iv) printing, engraving and other expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and recording of documents evidencing ownership of an interest in the Fund or in connection with the business of the Fund, (v) fees and expenses paid to independent contractors, brokers and servicers, leasing agents, consultants, equipment lease brokers, insurance brokers and other agents, (vi) expenses in connection with the acquisition, disposition, replacement, alteration, repair, leasing and operation of Equipment (including the costs and expenses of insurance premiums, equipment lease brokerage and leasing commissions and of maintenance of such Equipment), (vii) the cost of insurance as required in connection with the business of the Fund, (viii) expenses of organizing, revising, amending, converting, modifying or terminating the Fund, (ix) the cost of preparation and dissemination of the informational material and documentation relating to potential sale or other disposition of Equipment, (x) costs incurred in connection with any litigation in which the Fund is involved, as well as the examination, investigation or other proceedings conducted by any regulatory agency, including legal and accounting fees incurred in connection therewith,
(xi) costs of any computer equipment or services used for or by the Fund, (xii) costs of any accounting, or statistical bookkeeping equipment necessary for the maintenance of the books and records of the Fund, and (xiii) the costs of supervision and expenses of professionals employed by the Fund in connection with any of the foregoing, including attorneys, accountants and appraisers; provided, however, that the cost of any services relating to items (vi) or (vii) above must either be attributable to services performed by Persons other than the Manager or its Affiliates, be compensated by a specific fee described in
Article 8 (and thus would not be reimbursable by the Fund, as provided in Section 9.2.1) or comply with the requirements for compensation for "other services" as provided in Section 8.3.5.

         9.4 Reserves. The Fund shall initially establish a cash reserve for general working capital purposes in an amount equal to at least one-half of 1% of the Gross Proceeds. Upon the disposition of each item of Equipment, any cash reserve which was specifically allocated to that Equipment need not be maintained thereafter, but may be applied as reserves for other Equipment. Any cash reserve used as aforesaid need not be restored and if restored, may be restored out of Gross Lease Revenues.

10.      ALLOCATION OF INCOME, LOSS AND DISTRIBUTIONS

         10.1 Allocation of Net Income and Net Loss Prior to Initial Closing Date. From the commencement of the Fund until the Initial Closing Date Net Income and Net Loss shall be allocated 99% to the Manager and 1% to the initial Holders.

         10.2  Allocation of Net Income and Net Loss After Initial Closing Date.

                  10.2.1 Commencing with the Initial Closing Date, Net Income and Net Loss shall be allocated 92.5% to the Holders and 7.5% to the Manager.

                  10.2.2 Notwithstanding Section 10.2.1 of this Agreement, items of Net Loss arising out of the Fund's payment of expenditures classified as syndication expenses pursuant to Regulations section 1.709-2(b) with respect to each Unit shall be specially allocated to the Holder who acquires such Unit.

         10.3  Special Allocations

                  10.3.1 Except as provided in section 10.3.2, Net Income, Net Loss and Distributions allocable to the Holders shall be determined on a quarterly basis and shall be allocated among the Holders in the ratio in which the number of Units held by each of them bears to the total number of Units held by all Holders as of the last day of the fiscal quarter with respect to which such Net Income, Net Loss and Distributions are attributable; provided, however, that, with respect to Net Income, Net Loss and Distributions attributable to the offering period of the Units (including the full quarter in which the offering terminates), such Net Income, Net Loss and Distributions shall be apportioned among the Holders in the ratio in which (i) the number of Units held by each Holder multiplied by the number of days during such period that such Holder was the owner of such Units bears to (ii) the amount obtained by totaling the number of Units outstanding on each day during such period. No Net Income, Net Loss or Distributions with respect to any quarter shall be allocated to Units repurchased by the Fund during such quarter, and such Units shall not be deemed to have been outstanding during such quarter for purposes of the foregoing allocations.

                  10.3.2 Notwithstanding anything in this Agreement to the contrary, the following items of Fund income and loss shall be specially allocated to the Members in the manner described below:

                  (i) Gain characterized as recapture income under Sections 1245 or 1250 of the Code shall be allocated to those Members who claimed the deductions giving rise to such recapture income.

                  (ii) Except as provided in Section 10.3.2(iii) and 10.3.2(iv), in the event any Member unexpectedly receives any adjustments, allocations or distributions described in Sections 1.704-1(b)(2)(ii)(d)(4), (5) or (6) of the Regulations or any other event creates an Adjusted Capital Account Deficit for such Member, items of Fund gross income and gain (consisting of a pro rata portion of each item of the Fund's income, including gross income, and gain for such year) shall be allocated to such Member in an amount and manner sufficient to eliminate, to the extent required by Regulations, the Adjusted Capital Account Deficit created by such adjustments, allocations or distributions as quickly as possible. This
                  Section 10.3.2(ii) is intended to comply with the qualified income offset requirement in Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

                  (iii) If there is a net decrease in Member Nonrecourse Debt Minimum Gain, each Member with a share of the Member Nonrecourse Debt Minimum Gain (as determined in accordance with Regulations Section 1.704-2(i)(5)) shall be specially allocated items of Fund income and gain for such year (and, if necessary, subsequent years) in proportion to, and to the extent of, an amount equal to the portion of such Member's share of the net decrease in Member Nonrecourse Debt Minimum Gain during such year. The items to be so allocated shall be determined in accordance with Regulations Section 1.704-2(i)(4). This Section 10.3.2(iii) is intended to comply with the minimum gain chargeback requirement in Section 1.704-2(i)(4) of the Regulations and shall be interpreted consistently therewith.

                  (iv) If there is a net decrease in Fund Minimum Gain during any Fund taxable year, each Member shall be specially allocated items of Fund income and gain for such year (and, if necessary, subsequent years) in proportion to, and to the extent of, an amount equal to the portion of such Member's share of the net decrease in Fund Minimum Gain during such year (within the meaning of Section 1.704-2(g)(2) of the Regulations). The items to be so allocated shall be determined in accordance with Section 1.704-2(f) of the Regulations. This
                  Section 10.3.2(iv) is intended to comply with the minimum gain chargeback requirement contained in Section 1.704-2(f) of the Regulations and shall be interpreted consistently therewith.

                  (v) After giving effect to the allocations set forth in Sections 10.3.2(ii), (iii) and (iv), in the event any Member receives any actual or deemed distribution (i.e., under section 752 of the Code) during a taxable year which exceeds the adjusted tax basis of such Member's Units at the end of such taxable year (determined immediately before giving effect to such distribution), such Member shall be allocated an amount of gross income or gain equal to such excess.

                  (vi) In the event any fee to which the Manager or an Affiliate thereof is entitled is treated as a Fund distribution by the Service, a special allocation of Fund gross income shall be made annually to the Manager or an Affiliate thereof in an amount equal to any such recharacterized fee for that taxable year.

                  (vii) The Manager will specifically allocate items of gain from the sale or other disposition of items of Equipment for any year in which the sale or disposition of any item of Equipment occurs (and, if necessary, subsequent years) to any Holder in such amounts and in such manner so as to equalize the Capital Account balances of the Holders; provided, however, that such allocations are reasonably consistent with, and reasonably supportable under, the Code.

                  (viii) Net Loss shall not be allocated to any Holder if such allocation would cause or increase an Adjusted Capital Account Deficit for such Holder at the end of any Fund taxable year, and any such Net Loss shall instead be allocated to the Manager. This limitation shall be applied on a Holder by Holder basis so as to allocate the maximum permissible Net Loss to each Holder under Section 1.704-1(b)(2)(ii)(d) of the Regulations.

                  (ix) To the extent an adjustment is made to the adjusted tax basis of any Fund asset pursuant to Code Section 734(b) or Code Section 743(b), the Members' Capital Accounts shall be adjusted as provided in Regulations Section
                  1.704-1(b)(2)(iv)(m).

                  (x) Except as otherwise provided herein, Nonrecourse Deductions shall be allocated 92.5% to the Holders and 7.5% to the Manager.

                  (xi) Any deduction attributable to Member Nonrecourse Debt shall be allocated to the Members that bear the economic risk of loss for the Member Nonrecourse Debt.

         10.4 Distribution of Cash From Operations. Cash from Operations shall be distributed 92.5% to the Holders and 7.5% to the Manager.

         10.5 Distribution of Cash From Sales or Refinancing. Cash from Sales or Refinancing shall be distributed 92.5% to the Holders and 7.5% to the Manager.

         Notwithstanding anything to the contrary herein, however, no cash Distribution shall be made to a Holder to the extent that, after giving effect to all allocations under sections 10.1, 10.2 and 10.3 which would accompany such Distribution (including allocations of gross income and gain under section 10.3.2(iv)), such Distribution would exceed the tax basis of the Holder to whom such Distribution is otherwise payable.

         10.6 Distributions of Cash from Reserve Account. Distributions of Cash from Reserve Account, if any, shall be distributed in the same manner as Cash from Sales or Refinancing.

         10.7 Determination of Amounts to be Distributed. The Manager shall have sole discretion in determining the amount of any Distributions. Subject to provisions of Section 15.4.18 of this Agreement, the Manager may use any funds of the Fund not distributed to Holders to purchase additional Equipment during the Reinvestment Period or otherwise as permitted by this Agreement; provided, however, that the Manager will not reinvest in Equipment, but will distribute, subject to payment of any obligations of the Fund, such available Cash from Operations and Cash from Sales or Refinancing as may be necessary to cause total Distributions to Holders to equal the following amounts for the specified periods:

                  10.7.1 Through the first full fiscal quarter ending at least six months after termination of the offering of Units, an amount equal to the lesser of (a) 8% per annum on their original capital contribution, or (b) 90% of the total amount of cash available for distributions; and

                  10.7.2 For each quarter during the balance of the Reinvestment Period, an amount equal to 8% per annum on their original capital contribution.

                  10.7.3 Such amounts with respect to each year which are sufficient to allow a Holder in a 31% federal income tax bracket (but not a higher bracket) to pay the federal income taxes and state income taxes due with respect to Net Income derived by him from the Fund for such year.

         10.8 Consent to Allocations. The methods hereinabove set forth by which Distributions and allocations of Net Income and Net Loss are made and apportioned are hereby expressly consented to by each Member as an express condition to becoming a Member.

         10.9 Limitation on Distributions. All Distributions are subject to the payment of Fund expenses and to maintenance and repair of Equipment.

         10.10 Allocation to Manager. To the extent that the Fund shall be entitled to any deduction for federal income tax purposes as a result of any interest in Net Income or Net Loss granted to a Manager, such deduction shall be allocated for federal income tax purposes to such Manager.

         10.11 Return of Unused Capital. In the event that any portion of the Net Proceeds received by the Fund during the first twelve months after the date of the Prospectus is not invested or committed for investment within eighteen months of the date of the Prospectus, or in the event any portion of the Net Proceeds received by the Fund thereafter is not invested or committed for investment within six months from the Final Closing Date (except for any amounts used to pay Fund operating expenses, including amounts set aside for reserves as set forth in Section 9.4), such portion of the Net Proceeds shall be distributed to the Holders pro rata by the Fund as a return of capital. In addition, the Manager shall contribute to the Fund, and the Fund shall distribute pro rata to the Holders, the amount by which (x) the amount of unused capital distributed pursuant to the foregoing sentence, divided by (y) the percentage of the Gross Proceeds which remain after payment of all Front End Fees, exceeds the unused capital so distributed. For the purposes of this Section 10.11, funds will be deemed to have been committed to investment and will not be returned to the Holders to the extent written agreements in principle or letters of understanding were executed at any time prior to the end of said period, regardless of whether any such investment is actually consummated, and to the extent any funds have been reserved to make contingent payments in connection with any Equipment, regardless of whether any such payment is actually made.

         10.12 Distributions in Kind. Distributions in kind shall not be permitted except upon dissolution and liquidation, and then only to a liquidating trust which has been established for the purpose of the liquidation of the assets of the Fund, and the distribution of cash in accordance with the terms of the Agreement.

         10.13  Withholding Taxes.

                  10.13.1 In the event the Fund pays to any federal, state or local government authority any amount of tax, penalty, interest, fee or other expenditure which is attributable to the particular status of one or more Holders including, without limitation, the status of a Holder as a nonresident of California or any other state imposing such a charge, the Manager shall treat such tax, penalty, interest or fee, and in its discretion may treat other related Fund expenditures, as a distribution of Cash from Operations or Cash from Sales or Refinancing as appropriate, to such Holders. Such a distribution shall reduce the amount of Cash from Operations or Cash from Sales or Refinancing otherwise payable by the Fund to such Holders. Such Holders shall be distributed any refund of any such tax, penalty, interest or other amounts received by the Fund; provided, however, that the distribution due such Holders shall be reduced by any Fund expenses (and such expenses shall be specially allocated to such Holders) incurred in connection with the payment or obtaining of the refund of such taxes, penalties, interest or other amounts and the Fund shall have no duty or obligation to seek to obtain or collect any such refund or expend any amount to reduce the amount of any withholding, penalty, interest or other amount otherwise payable to any government authority. The Manager may require from a Holder the appropriate documentation with respect to any distribution hereunder.

                  10.13.2 As security for any withholding tax or other amount referred to in section 10.14.1 or other liability or obligation to which the Fund may be subject as a result of any act or status of any Holder, the Fund shall have (and each Holder hereby grants to the Fund) a security interest in all Cash from Operations or Cash from Sales or Refinancing distributable to such Holder to the extent of the amount of such withholding tax or other liability or obligation. The Fund shall have a right of set-off against any such distributions of Cash from Operations or Cash from Sales or Refinancing in the amount of such withholding tax or other liability or obligation.

11.      ASSIGNMENT OF FUND INTERESTS

         11.1 Limitations on Transfer. A Holder may not transfer all or part of his legal and equitable interest in his Units except in compliance with the provisions of this Agreement. The Fund may charge a reasonable transfer fee for processing requests for transfer of Units, and may condition any proposed transfer on receipt by the Fund of such representations and warranties of the transferor and the assignee, opinions of counsel for the Fund and other assurances as it may deem necessary and appropriate to ensure that:

                  11.1.1 such assignments or transfers do not result, in the opinion of counsel for the Fund, in the Fund being considered to have terminated within the meaning of Section 708 of the Code;

                  11.1.2  the assignee is not a minor or an incompetent;

                  11.1.3 the transfer or assignment does not violate federal or state securities laws;

                  11.1.4 the transferor or the assignee does not hold Units representing Original Invested Capital of less than $2,500 ($2,000 in the case of IRAs and Keogh Plans);

                  11.1.5  such assignee is a Citizen of the United States;

                  11.1.6 such assignment or transfer does not cause the assets of the Fund to be deemed "plan assets" for ERISA purposes;

                  11.1.7 such assignment or transfer does not constitute a transfer "on a secondary market (or the substantial equivalent thereof)" within the meaning of Section 7704 of the Code or otherwise adversely affecting the tax status of the Fund; and

                  11.1.8 the transferor files with the Fund a duly executed and acknowledged counterpart of the instrument effecting such assignment or transfer, which instrument evidences the written acceptance by the assignee or transferee of all of the terms and provisions of this Agreement, contains a representation that such assignment or transfer was made in accordance with all applicable laws and regulations (including any investor suitability requirements) and in all other respects being satisfactory in form and substance to the Manager.

         11.2 Distributions and Effective Date of Transfer. An Assignee of Record shall be entitled to receive Distributions from the Fund attributable to the Units acquired by reason of such assignment from and after the effective date of the assignment of such Units; provided, however, that notwithstanding anything herein to the contrary, the Fund and the Manager shall be entitled to treat the assignor of such Units as the absolute owner thereof in all respects, and shall incur no liability for allocations of Net Income, Net Loss or Distributions, or transmittal of reports and notices required to be given to Holders hereunder, which are made in good faith to such assignor until such time as the written instrument of assignment has been received by the Fund and recorded on its books and the effective date of the assignment has passed. The effective date of such assignment on which the Assignee shall be deemed an Assignee of Record shall be the last day of the first full calendar month following the later of (i) the date set forth on the written instrument of assignment or (ii) the date on which the Fund has actual notice of the assignment of Units and has received complete documentation of the assignment. Notwithstanding anything to the contrary contained herein, no Distributions shall be made in any calendar quarter with respect to Units repurchased by the Fund during such calendar quarter.

         11.3 Governmental Restrictions. No assignment, sale, transfer, exchange or other disposition of Units may be made except in compliance with the then applicable rules of any other applicable governmental authority. All Units originally issued pursuant to qualification under the California Corporate Securities Law of 1968 shall be subject to, and all documents of assignment and transfer evidencing such securities shall bear, the following legend condition:

"IT IS UNLAWFUL TO CONSUMMATE A SALE OR TRANSFER OF THIS SECURITY, OR ANY INTEREST THEREIN, OR TO RECEIVE ANY CONSIDERATION THEREFOR, WITHOUT THE PRIOR WRITTEN CONSENT OF THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA, EXCEPT AS PERMITTED IN THE COMMISSIONER'S RULES."

No transfer of any such Unit shall be made unless the transferor shall have obtained, if necessary, the written consent of the California Commissioner of Corporations to such transfer.

         11.4 Non-Complying Transfers. Any assignment, sale, exchange or other transfer in contravention of any of the provisions of this Article 11 shall be void and shall not bind or be recognized by the Fund.

         11.5 Misrepresentation and Forfeit. Subject to the discretion of the Manager, in the event a Holder who originally obtained Units in the Fund's offering misrepresented that he was a Citizen of the United States, or that it was not an IRA or Qualified Plan or purchasing on behalf of an IRA or Qualified Plan, such person fails to remain a Citizen of the United States, or a subsequent transferee of Units is not or fails to remain a Citizen of the United States, such Person may, in the Manager's discretion if it deems that the Fund will fail certain citizenship requirements with respect to its Equipment, be required to forfeit such Units to the Fund and no longer be entitled to cash Distributions or allocations of the Fund, receipt of Fund reports and voting privileges, although he may realize proceeds upon the transfer of his Units to a Citizen of the United States, which subsequent transferee would be entitled to the full economic benefits and other privileges attributable to such Units.

12.      SUBSTITUTED MEMBERS

         12.1 Limitations on Substitution. No Assignee shall have the right to become a substituted Member of the Fund in place of his assignor unless all of the following conditions are first satisfied:

                  12.1.1 A duly executed and acknowledged written instrument of assignment covering no less than 250 Units (200 in the case of an IRA or Keogh
Plan) shall have been filed with the Fund, which instrument shall specify the number of Units being assigned and set forth the intention of the assignor that the Assignee succeed to the assignor's interest as a substituted Member.

                  12.1.2 The assignor and Assignee shall have executed and acknowledged such other instruments as the Manager may deem necessary or desirable to effect such substitution, including the written acceptance and adoption by the Assignee of the provisions of this Agreement, as the same may be amended and his execution, acknowledgment and delivery to the Manager of a special power of attorney, the form and content of which are described herein;

                  12.1.3 The written consent of the Manager to such substitution shall have been obtained, the granting of which may be withheld by the Manager in its sole discretion, and any exercise of such discretion intended to preserve the tax consequences of Unit ownership shall presumptively be deemed reasonable;

                  12.1.4 A transfer fee not to exceed $100 shall have been paid to the Fund to cover all reasonable expenses connected with such substitution; and

                  12.1.5 The provisions of Section 11.1 and 11.3 of this Agreement are complied with.

         12.2 Consent to Admission. By executing or adopting this Agreement, each Holder hereby consents to the admission of additional or substituted Holders by the Manager and to any Assignee becoming a substituted Holder, in accordance with the provisions herein.

         12.3 Amendment of Agreement. The Manager shall cause this Agreement to be amended to reflect the admission and/or substitution of Members at least once in each fiscal quarter.

13.      REPURCHASE OF FUND INTERESTS

         13.1 In the event a Holder ceases to be a United States Citizen or Resident Alien for any reason whatsoever, he may be required, in the Manager's discretion, to tender his Units to the Fund for repurchase as of the date of such event. The Fund will have the absolute right to purchase such Units at a price equal to 100% of the Holder's Capital Account as of such date, in all cases determined as of the last day of the quarter prior to the fiscal quarter during which such Units are repurchased. IT SHOULD BE NOTED THAT THE FUND WILL NOT BE OBLIGATED TO PURCHASE UNITS FROM HOLDERS WHO CEASE TO BE UNITED STATES CITIZENS OR RESIDENT ALIENS.

         13.2 The Manager may otherwise use available Reserves to repurchase Units, in its discretion and on terms it determines to be appropriate under given circumstances, in the event the Fund Manager deems such repurchase to be in the best interest of the Fund; provided, the Fund shall never be required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units shall be canceled and shall no longer be deemed to represent an interest in the Fund; and, provided further, that any such repurchase shall not impair the capital of the Fund, or cause the Fund or any of its remaining Members to incur an adverse tax consequence as a result of such repurchase.

         13.3 The Manager shall cause this Agreement to be amended to reflect the change in the interests of the Holders (including the person whose Units were repurchased) in the Net Income, Net Loss and Distributions of the Fund at least once in each fiscal quarter.

         13.4 Neither the Manager nor its Affiliates may request the Fund to repurchase any Units owned by them.

14.      BOOKS, RECORDS, ACCOUNTINGS AND REPORTS

         14.1 Books of Account and Records. The Manager shall, for income tax purposes, keep on an accrual basis adequate books of account and records of the Fund wherein shall be recorded and reflected all of the contributions to the capital of the Fund and all of the expenses and transactions of the Fund.

                  14.1.1 Such books of account and records shall include the following:

                            (i) A current list of the full name and last known
                           business or residence address and business telephone number of each Member set forth in alphabetical order together with the Original Invested Capital, the Units held and the share in Net Income and Net Loss of each Member, which list shall be updated at least quarterly to reflect changes in the information contained therein;

                           (ii) A copy of the Articles of Organization and all amendments, together with executed copies of any powers of attorney pursuant to which any certificate has been executed;

                           (iii) Copies of the Fund's federal, state and local income tax or information returns and reports, if any, for the six most recent taxable years;

                           (iv) Copies of the original of this Agreement and all amendments;

                           (v) Financial statements of the Fund for the six most recent fiscal years; and

                           (vi) The Fund's books and records for at least the current and past three fiscal years.

                  14.1.2 Such books of account and records shall be kept at the principal place of business of the Fund in the State of California, and each Member and his authorized representatives shall have, at all times during normal business hours and at any other reasonable time, free access to and the right to inspect and copy at their expense such books of account and all records of the Fund.

                  14.1.3 Upon the request of a Member, the Manager shall mail to such Member within ten days of the request a copy of the information described in Section 14.1.1(i), (ii) and (iv). The information described in Section 14.1.1(i) shall be printed in alphabetical order, on white paper, and in a readily readable type size (in no event smaller than ten-point type). The Fund may require payment of a reasonable charge for copy work.

                  14.1.4 If the Manager neglects or refuses to exhibit, produce or mail a copy of the information in Section 14.1.1(i) above as requested and required under this Agreement, the Manager shall be liable to the Member requesting the information for the costs, including attorneys' fees, incurred by the Member for compelling production of the information and for actual damages suffered by the Member by reason of such refusal or neglect. It shall be a defense that the actual purpose and reason for the requests for inspection or for a copy of the information is to secure the list of Members or other information for the purpose of selling such list or copies thereof, or of using the same for a commercial purpose other than in the interest of the requesting person as a Member relative to the affairs of the Fund. The Manager may require that a Member requesting the information in Section 14.1.1(i) above represent that the list is not requested for a commercial purpose unrelated to the Member's interest in the Fund. The remedies provided hereunder to Members requesting copies of the information in Section 14.1.1(i) above are in addition to, and shall not in any way limit, other remedies available to Members under federal law or the laws of any state.

                  14.1.5 Subject to any change pursuant to Section 15.2.8, all books and records of the Fund shall be kept on the basis of an annual accounting period ending December 31, except for the final accounting period which shall end on the dissolution or termination of the Fund. All references herein to a

"year of the Fund" are to such an annual accounting period, and all references to a Fund "quarter" shall refer to a calendar quarter unless and until such periods are changed by an amendment hereto. Accelerated methods of depreciation with respect to Fund assets and other elections available to the Fund may be used by the Fund for purposes of reporting federal or state income taxes.

         14.2 Audited Annual Financial Statements. The Manager shall have prepared and distributed to the Holders at least annually, at Fund expense, financial statements (each of which shall include a balance sheet, statement of income or loss, statement of Members' equity, and statement of cash flow) prepared in accordance with generally accepted accounting principles and accompanied by a report thereon containing an opinion of an independent certified public accounting firm. Such opinion shall also state that reported "Cash from Operations" is consistent with the definition of Cash from Operations herein. Copies of such statements and report shall be distributed to each Holder within 120 days after the close of each taxable year of the Fund.

         14.3 Other Annual Reporting. The Manager shall have prepared and distributed to the Holders at least annually, at Fund expense: (i) a statement of cash flow, (ii) Fund information necessary in the preparation of the Holders' and Assignees' federal income tax returns; (iii) a report of the business of the Fund, which shall include for each piece of Equipment which individually represents at least 10% of the Fund's total investment in Equipment, a status report to indicate: (a) the condition of the Equipment, (b) how the Equipment is being used as of the end of the year (leased, operated, held for lease, repair, or sale), (c) the remaining term of the Equipment leases, (d) the projected use of Equipment for the next year (renewal of lease, re-lease, retirement, or sale), and (e) such other information relevant to the value or use of the Equipment as the Manager deems appropriate, including the method used as basis for valuation; (iv) a statement as to the compensation received by the Manager and its Affiliates from the Fund during the year, which statement shall set forth the services rendered or to be rendered by the Manager and its Affiliates and the amount of fees received; (v) a report identifying Distributions from:
(a) Cash from Operations for that year, (b) Gross Revenues of prior years held in reserves, (c) Cash from Sales or Refinancing, and (d) Cash from Reserve Account and other sources; and (vi) a special report prepared in accordance with the American Institute of Certified Public Accountants United States Auditing Standards relating to special reports, containing an opinion of an independent certified public accounting firm, to report the breakdown of the costs reimbursed by the Fund to the Manager or its Affiliates. Such special report shall at a minimum provide: (a) a review of the time records of individual employees, the costs of whose services were reimbursed, and (b) a review of the specific nature of the work performed by each such employee. The additional costs of such special report shall be itemized by the auditors among all programs sponsored by the Manager and its Affiliates on a program-by-program basis and may be reimbursed to the Manager or its Affiliates to the extent that such reimbursement, when added to the cost for administrative services rendered, does not exceed the competitive rate for comparable services performed by independent parties in the same geographic location. Copies of the reports hereunder shall be distributed to each Holder within 120 days after the close of each taxable year of the Fund; provided, however, that all Fund information necessary in the preparation of the Holders' and Assignees' federal income tax returns shall be distributed to each Holder and Assignee not later than 75 days after the close of each taxable year of the Fund. In addition to the foregoing, the Manager will disclose in each annual report distributed to investors pursuant to Section 13(a) of the Securities Exchange Act of 1934 an estimated value per Unit as of the end of the year that is the subject of the report, the method by which the value has been estimated, and the date of the data used to develop the estimated value.

         14.4 Quarterly Reports. The Manager shall have prepared quarterly, at Fund expense, commencing with the first full quarter after the Closing Date: (i) a statement as to the compensation received by the Manager during such quarter from the Fund which statement shall set forth the services rendered or to be rendered by the Manager during such quarter from the Fund and the amount of fees received, and (ii) other relevant information. Copies of such statements shall be distributed to each Holder within 60 days after the end of each quarterly period.

         14.5 Unaudited Quarterly Financial Statements. The Manager shall have prepared, at Fund expense, a quarterly report covering each of the first three quarters of Fund operations in each calendar year, unaudited financial statements (each of which shall include a balance sheet, statement of income or loss for said quarterly period and statement of Cash from Operations and Cash from Sales or Refinancing for said quarterly period) and a statement of other pertinent information regarding the Fund and its activities during the quarterly period covered by the report. Copies of such statements and other pertinent information shall be distributed to each Holder within 60 days after the close of the quarterly period covered by the report of the Fund.

         14.6 Other Quarterly Reports. The Manager shall have prepared, at Fund expense, after the end of each quarter in which Equipment is acquired and until the Net Proceeds are fully invested or returned to investors, a notice which shall describe therein: (i) a statement of the actual purchase price of the Equipment, including the terms of the purchase, (ii) a statement of the total amount of cash expended by the Fund to acquire such items of Equipment (including and itemizing all commissions, fees, expenses and the name of each payee), and (iii) a statement of the amount of proceeds in the Fund which remain unexpended or uncommitted. Copies of such notice shall be distributed to each Holder within 60 days after the end of such quarter. If deemed appropriate by the Manager such notice may be prepared and distributed to each Holder more frequently than quarterly.

         14.7 Tax Returns. The Manager, at Fund expense, shall cause income tax returns for the Fund to be prepared and timely filed with appropriate authorities.

         14.8 Governmental Reports. The Manager, at Fund expense, shall cause to be prepared and timely filed with appropriate federal and state regulatory and administrative bodies, all reports required to be filed with such entities under then current applicable laws, rules and regulations. Such reports shall be prepared on the accounting or reporting basis required by such regulatory bodies. Any Holder shall be provided with a copy of any such report upon request without expense to him.

         14.9 Maintenance of Suitability Records. The Manager, at Fund expense, shall maintain for a period of at least six years, a record of the information obtained to indicate that a Holder meets the suitability standards set forth in the Prospectus.

15.      RIGHTS, AUTHORITY, POWERS AND RESPONSIBILITIES OF THE MANAGER.

         15.1 Services of the Manager. The Manager shall be responsible for providing the following services to the Fund:

                  15.1.1 Supervising the organization of the Fund and the offering and sale of Units;

                  15.1.2 Supervising Fund management, which includes (i) establishing policies for the operation of the Fund; (ii) causing the Fund's agents or employees to arrange for the provision of services necessary to the operation of the Fund (including Equipment management and investor, accounting and legal services, and services relating to Distributions by the Fund); (iii) approving actions to be taken by the Fund; (iv) providing advice, consultation, analysis and supervision with respect to the functions of the Fund as an owner of the Equipment (including, without limitation, decisions regarding adjustments to rental schedules, the sale or disposition of Equipment and compliance with federal, state and local regulatory requirements and procedures); (v) executing documents on behalf of the Fund; (vi) having a fiduciary responsibility for the safekeeping and use of all funds of the Fund, whether or not in the Manager's immediate possession or control; and (vii) making all decisions as to accounting matters; and

                  15.1.3 Approval of the terms of the sale or other disposition of Equipment, including establishing the terms for and arranging any such transaction.

         15.2 Authority of the Manager. The conduct of the Fund's business shall be controlled solely by the Manager in accordance with this Agreement. The Manager shall have fiduciary responsibility for the safekeeping and use of all funds and assets of the Fund, whether or not in its immediate possession or control, and shall have all authority, rights and powers conferred by law and those required or appropriate to the management of the Fund business which, by way of illustration but not by way of limitation, shall, subject only to the provisions of Section 15.4, include the right, authority and power:

                  15.2.1 To acquire, lease, sell, hold and dispose of Equipment, interests therein or appurtenances thereto, as well as personal or mixed property connected therewith, including the purchase, lease, improvement, maintenance, exchange, trade or sale of such Equipment, at such price, rental or amount, for cash, securities (in compliance with appropriate securities regulations) or other property, and upon such terms, as the Manager deems in its sole discretion, to be in the best interest of the Fund; provided that, as of the date of the final investment of Net Proceeds and completion of the permanent financing of the Equipment portfolio, at least 50% of the Fund's Equipment, by aggregate purchase cost, shall be subject to initial leases which are High Payout Leases.

                  15.2.2 To place record title to, or the right to use Fund assets in, the name or names of a nominee or nominees, trustee or trustees for any purpose convenient or beneficial to the Fund;

                  15.2.3 To acquire and enter into any contract of insurance which the Manager deems necessary or appropriate for the protection of the Fund and the Manager, for the conservation of Fund assets, or for any purpose convenient or beneficial to the Fund;

                  15.2.4 To employ Persons in the operation and management of the business of the Fund including, but not limited to, supervisory managing agents, insurance brokers and equipment lease brokers and Persons to perform, on behalf of the Fund, the activities enumerated in Section 15.2.1, on such terms and for such compensation as the Manager shall determine, subject, however, to the limitations with respect thereto as set forth in Article 8; provided that no Person is employed to provide duplicative services; and provided further that agreements with the Manager or its Affiliates for the services set forth in
Article 8 shall contain the terms and limitations as to fees and expenses as set forth in said Article 8 and any of such agreements shall be terminable immediately upon dissolution of the Fund under Section 19.1;

                  15.2.5 To prepare or cause to be prepared reports, statements and other relevant information for distribution to Holders, as provided in
Article 14 and as they otherwise deem appropriate;

                  15.2.6 To open accounts and deposit and maintain funds in the name of the Fund in banks or savings and loan associations; provided, however, that the Fund funds shall not be commingled with the funds of any other Person;

                  15.2.7 To cause the Fund to make or revoke any of the elections referred to in the Code;

                  15.2.8 To select as the Fund's accounting year a calendar year or such fiscal year as approved by the Service;

                  15.2.9 To determine the appropriate accounting method or methods to be used by the Fund;

                  15.2.10 To offer and sell Units in the Fund directly or through any licensed Affiliate of the Manager or nonaffiliate and to employ personnel, agents and dealers for such purpose;

                  15.2.11 To amend this Agreement to reflect the addition or substitution of Holders, the reduction of capital accounts upon the return of capital to Members or the change in the interests of the Holders in the Net Income, Net Loss and Distributions of the Fund after the repurchase of Units;

                  15.2.12 To require in all Fund obligations that the Manager shall not have any personal liability thereon but that the Person contracting with the Fund is to look solely to the Fund and its assets for satisfaction of such obligations; and in the event that the Manager has personal liability with respect to any such obligation, the Manager may require its satisfaction prior to obligations with respect to which the Manager has no personal liability; provided, however, that the inclusion of the aforesaid provisions shall not materially affect the cost of the service or material being supplied and all Fund obligations are satisfied in accordance with prudent business practices as to the time and manner of payment;

                  15.2.13 To execute and file certificates of amendment and cancellation of thearticles of organization, and certificates of dissolution of the Fund;

                  15.2.14 Subject to the provisions of Article 10, to determine the amount of Cash from Operations and Cash from Sales or Refinancing used to purchase additional Equipment and to make Distributions;

                  15.2.15 To purchase Equipment in its own name, the name of an Affiliate or in the name of a nominee, a trust or a corporation or otherwise and hold title thereto on a temporary or interim basis (generally not in excess of six months) for the purpose of facilitating the acquisition of such Equipment or completion of manufacture of the Equipment, or any other purpose related to the business of the Fund; provided, however that: (i) the transaction is in the best interest of the Fund; (ii) such Equipment is purchased by the Fund for a purchase price no greater than the cost of such Equipment to the Manager or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by this Agreement; (iii) there is no difference in interest terms of the loans secured by the Equipment at the time acquired by the Manager or Affiliate and the time acquired by the Fund; (iv) there is no benefit arising out of such transaction to the Manager or its Affiliate apart from the compensation otherwise permitted by this Agreement; and (v) all income generated by, and all expenses associated with, Equipment so acquired shall be treated as belonging to the Fund; and, in order to effect an orderly liquidation of the Fund's assets in its liquidation stage, to cause the Fund to sell Equipment to a liquidating trust, or to the Manager or an Affiliate (other than another investor program), either in its own name, or as a trustee of a liquidating trust, provided that, in any sale to the Manager or an Affiliate, all of the following conditions have been met: (vi) the Fund has obtained, at its cost, two independent appraisals of the fair market value of the item or items of Equipment to be sold; (vii) the sales price of the Equipment is at least equal to the average of the two appraised values; (viii) the original cost of the Equipment sold pursuant to this provision does not represent in excess of 10% of the original cost of all Equipment acquired by the Fund during the term of the Fund; (ix) such sale is effected in the best interests of the Fund and its Members for purposes of facilitating liquidation; and (x) the Equipment so sold is not resold to another investor program sponsored by the Manager or its Affiliates.

                  15.2.16 Subject to Sections 15.4.21 and 15.4.22, to borrow money and, if security is required therefor, to mortgage or subject any Equipment to any other security device, to obtain replacements of any mortgage or other security device, and to prepay, in whole or in part, refinance, increase, modify, consolidate or extend any mortgage or other security device, all of the foregoing at such terms and in such amounts as the Manager, in its sole discretion, deems to be in the best interests of the Fund;

                  15.2.17 To invest (i) the Gross Proceeds or Net Proceeds temporarily prior to investment in Equipment, (ii) other funds of the Fund prior to the investment in Equipment or the distribution to Holders and (iii) the Fund's capital reserves, in short-term, highly liquid investments where there is appropriate safety of principal;

                  15.2.18 In addition to any amendments otherwise authorized herein, this Agreement may be amended from time to time by the Manager, without the consent of any of the Holders

                  (i) to add to the representations, duties or obligations of the Manager or its Affiliates or surrender any right or power granted to the Manager or its Affiliates herein, for the benefit of the Holders;

                  (ii) to cure any ambiguity, to correct or supplement any provision herein which may be inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Agreement which will not be inconsistent with the provisions of this Agreement provided that no amendment hereunder will change the voting rights of Holders;

                  (iii) to delete or add any provision of this Agreement required to be so deleted or added by the staff of the Securities and Exchange Commission or by a state "Blue Sky" administrator or similar such official, which addition or deletion is deemed by such staff or official to be for the benefit or protection of the Holders; or

                  (iv) to amend the provisions of Article 10 of this Agreement relating to the allocations of Net Income, Net Loss and Distributions among Members or any other provisions hereof if the Fund is advised at any time by the Fund's accountants or legal counsel that the allocations or such other provisions set forth in this Agreement are unlikely to be respected, either because of promulgation of Regulations under Sections 704 or 706 of the Code or other developments in the law, but only to the minimum extent necessary in accordance with such advice of accountants and/or counsel to cause such provisions of this Agreement to be respected. Such amendment or amendments made by the Manager in reliance upon the advice of the accountants or counsel described above shall be deemed to be made pursuant to the fiduciary obligation of the Manager to the Fund and the Holders, and no such amendment or amendments shall give rise to any claim or cause of action by any Holder.

                  15.2.19 To execute, acknowledge and deliver any and all instruments to effectuate the foregoing, and to take all such action in connection therewith as the Manager shall deem necessary or appropriate.

         15.3 General Powers and Fiduciary Duty. The Manager shall, except as otherwise provided in this Agreement, have all the rights and powers and shall be subject to all the restrictions and liabilities provided for the manager of a limited liability company under the California Act. Notwithstanding any other provision of this Agreement, in no event may the Manager modify or compromise, by contract or otherwise, its fiduciary duty to the Fund or the Holders, whether such duty is imposed under the common law or by statute.

         15.4 Limitations on Manager's Authority. Neither the Manager nor any Affiliate shall have the authority to:

                  15.4.1 Enter into contracts with the Fund which would bind the Fund after the expulsion, adjudication of bankruptcy or insolvency of a Manager, or continue the business of the Fund with Fund assets after the occurrence of such an event;

                  15.4.2 Grant to the Manager or any Affiliate an exclusive listing for the sale of Fund assets, including Equipment;

                  15.4.3 Sell Substantially All of the Assets in a single sale, or in multiple sales in the same twelve-month period, except in the orderly liquidation and winding up of the business of the Fund upon its termination and dissolution;

                  15.4.4 Pledge or encumber Substantially All of the Assets in a single transaction or in multiple transactions in the same twelve-month period other than in connection with the acquisition or improvement of assets or the refinancing of existing obligations;

                  15.4.5  Alter the primary purpose of the Fund as set forth in
Article 3;

                  15.4.6 Receive from the Fund a rebate or give-up or participate in any reciprocal business arrangements which would circumvent the provisions of this Agreement, nor shall any such person permit any reciprocal business arrangement which would circumvent the restrictions herein against dealing with the Manager and its Affiliates;

                  15.4.7 Sell or lease any Equipment to any entity in which a Manager or any Affiliate has an interest, other than a joint venture or similar program which complies with the conditions set forth in Section 15.4.8 hereof or in a transaction that complies with the conditions set forth in Section 15.2.15;

                  15.4.8 Cause the Fund to invest in any program, partnership or other venture unless: (i) the other Member or joint owner is not a Manager (but it may be an Affiliate of a Manager, provided the Affiliate is formed and operated for the primary purpose of investment in and operation of or gain from an interest in equipment, and has substantially identical investment objectives to those of the Fund); (ii) such joint venture owns and operates particular Equipment and the Fund or the Fund and Affiliate, as the case may be, acquire the controlling interest in such partnership, or joint venture; (iii) the agreement of joint venture does not authorize the Fund to do anything as a Member or joint venturer with respect to the Equipment which the Fund, or a

Manager, could not do directly because of the provisions of this Agreement; (iv) the Fund's investment is on substantially the same terms and conditions as the investment of any Affiliate; (v) no compensation (other than as provided for by this Agreement) is received in connection therewith by the Manager or any of its Affiliates, there are no duplicate equipment management or any other duplicate fees and such investment shall not result in the impairment, abrogation or circumvention of any of the terms or provisions of this Agreement; (vi) the joint venture is in the best interest of both co-venturers; and (vii) in joint venture arrangements with an Affiliate of a Manager, if all of the following additional conditions are met: the compensation of the Manager is substantially identical to that received by the sponsor of such Affiliate, the Fund has a right of first refusal to buy, if such Affiliate wishes to sell, equipment held in the joint venture, and the joint venture is established either for the purpose of effecting appropriate diversification of the Fund's investment portfolio or for the purpose of relieving the Manager or its Affiliates or nominees from a commitment entered into pursuant to Section 15.2.15 of this Agreement; for the purposes of this Section, a controlling interest shall include: (1) ownership of more than 50% of the venture's capital or profits; or
(2) provisions in the venture agreement giving the Fund effective control;

                  15.4.9 Except as provided in the Sections 15.2.15, 15.4.7 and 15.4.8, purchase or lease Equipment from the Fund or sell or lease Equipment to the Fund;

                  15.4.10 Cause the Fund to loan any funds or property to any Manager or Affiliate of a Manager;

                  15.4.11 Cause the Fund to borrow from any of the Manager or its Affiliates on terms which provide for interest, financing charges or fees in excess of the amounts charged by unrelated lending institutions on comparable loans for the same purpose, or in excess of the ledger's cost of funds, or, in any event, to cause the Fund to obtain "permanent financing" (defined as financing with a term in excess of 12 months) from any such Person;

                  15.4.12 Cause the Fund to exchange Units for property other than cash;

                  15.4.13 Do any action in contravention of this Agreement or which would make it impossible to carry on the ordinary business of the Fund;

                  15.4.14 Confess a judgment against the Fund in connection with any threatened or pending legal action;

                  15.4.15 Possess any Equipment or assign the rights of the Fund in specific Equipment for other than a Fund purpose;

                  15.4.16 Admit a Person as a Manager except with the consent of the Holders as provided in Article 17 hereof;

                  15.4.17 Perform any act (other than an act required by this Agreement or any act taken in good faith reliance upon counsel's opinion) which would, at the time such act occurred, subject any Holder to liability as a Manager in any jurisdiction;

                  15.4.18 Reinvest any funds of the Fund after the end of the Reinvestment Period other than to invest in Equipment pursuant to commitments entered into prior to the expiration of the Reinvestment Period or in Equipment to be used in connection with Equipment under an existing lease, or reinvest any funds of the Fund during the Reinvestment Period unless such reinvestment is effected for all Holders on the same terms and is otherwise in compliance with
Section 10.7 hereof;

                  15.4.19 Invest any of the Gross Proceeds in Equipment which is non-income producing;

                  15.4.20 Employ, or permit any Person to employ, the funds or assets of the Fund in any manner except for the exclusive benefit of the Fund; this provision shall not prohibit the Manager from causing Fund funds to be deposited in a separate Fund account with a bank or other financial institution which aggregates all funds held on behalf of the Manager and its Affiliates in calculating qualifying balances for purposes of discounts on service charges or other account benefits, provided that the Fund benefits on a pro rata basis from any such discounts or other favorable terms, and, provided further, that no creditor of any party other than the Fund shall have any recourse to funds held in the Fund's separate account;

                  15.4.21 Incur any indebtedness wherein the lender will have or acquire, at any time as a result of making the loan, any direct or indirect interest in the profit, capital or property of the Fund other than as a secured creditor; or incur any indebtedness specifically for the purpose of funding operating distributions, provided however that the Fund may enter into refinancing transactions with respect to its Equipment and distribute net proceeds from any such refinancing to the extent consistent with its investment objectives;

                  15.4.22 Incur aggregate Fund borrowings which, as of the date of the final investment of the Net Proceeds and, thereafter, on the date any subsequent indebtedness is incurred, are in excess of 50% of the purchase price of all Equipment on a combined basis. "Purchase price" for purposes of this
Section 15.4.22 shall mean the sum of the cash downpayment and any indebtedness incurred in connection with the acquisition of an item of Equipment by the Fund, or to which the Equipment is taken subject, plus any Acquisition Fees paid, but does not include loan points, prepaid interest, or other prepaid expenses;

                  15.4.23  Commingle Fund funds with those of any other Person;

                  15.4.24 Except as otherwise provided herein, cause the Fund to enter into any transaction with any other partnership in which a Manager or any of its Affiliates have an interest, including, but not limited to, any transaction involving the sale, lease or purchase of any Equipment to or from the Fund, the rendering of services to or from the Fund, or the lending of any monies or other property to or from the Fund;

                  15.4.25 Directly or indirectly pay or award any finder's fees, commissions or other compensation to any Person engaged by a potential investor for investment advice as an inducement to such advisor to advise the purchaser regarding the purchase of Units; provided, however, that the Manager shall not be prohibited from paying the normal sales commissions payable to a registered broker-dealer or other properly-licensed Person for selling Units;

                  15.4.26 Operate the Fund in such a manner as to have the Fund classified as an "investment company" for purposes of the Investment Company Act of 1940;

                  15.4.27 Except as provided herein, invest any of the Gross Proceeds in units of limited partnership interest, junior mortgages, deeds of trust or other similar instruments or obligations;

                  15.4.28 Cause the Fund to enter into any agreements with a Manager or any Affiliate of a Manager which are not subject to termination without penalty by either party upon not more than 60 days' written notice, except for agreements which comply with the provisions of Section 15.2.15 or those which comply with the provisions of Section 15.4.8 and relate to the purchase of Equipment by the Fund and an Affiliate as joint venturers;

                  15.4.29 Cause the Fund to acquire any single item of Equipment that has a contract purchase price in excess of $1,000,000 unless prior to final funding of the acquisition it obtains a future value appraisal of the Equipment from a qualified independent third party appraiser;

                  15.4.30 Cause the Fund to invest cash in an aggregate amount in excess of $30,000,000 in Equipment leased to a single lessee.

         15.5 Limitation on Manager's Liability. The Manager shall have no personal liability for the repayment of the Original Invested Capital of any Holder or to repay the Fund any portion or all of any negative balance in its Capital Account.

         15.6 Tax Matters Member. ATEL is hereby designated as the "Tax Matters Member" in accordance with Section 6231(a)(7) of the Code and, in connection therewith and in addition to all other powers given therein, shall have all other powers needed to perform fully hereunder including, without limitation, the power to retain all attorneys and accountants of its choice and the right to settle any audits without the consent of Members. The designation made in this paragraph is hereby consented to by each Member as an express condition to becoming a Member. The Fund hereby indemnifies ATEL from and against any damages or losses (including attorney's fees) arising out of or incurred in connection with any action taken or omitted to be taken by it in carrying out its responsibilities as tax matters Member, subject to the same conditions under which indemnification is provided the Manager in Article 21 hereof.

         15.7 Minimum Investment in Equipment / Maximum Front-End Fees. The Manager must commit not less than 85.875% of the Gross Proceeds to Investment in Equipment, with the balance thereof available to pay Organization and Offering Expenses and Front End Fees, however designated. Under the North American Securities Administrators Association, Inc. ("NASAA") Statement of Policy concerning Equipment Programs, as amended through October 24, 1991 (referred to herein as the "NASAA Guidelines"), the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's Equipment; or (ii) 75% of such Gross Proceeds. Based on the formula in the NASAA Guidelines, with 50% portfolio leverage the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Guideline minimum by 9%. The NASAA Guidelines permit the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment. With a minimum Investment in Equipment of 85.875% and 50% leverage, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%]. At the lowest permitted level of minimum Investment in Equipment, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their Adjusted Invested Capital, and, thereafter, the promotional interest could increase to 15% of all Distributions. With the additional carried interest calculated as described above, the maximum aggregate fees payable to the Manager and Affiliates under the NASAA Guidelines as carried interest and promotional interest would equal 11.5% of Distributions of Cash from Operations (6.5% + 5% = 11.5%), and 7.5% of Distributions of Sale or Refinancing Proceeds (6.5% + 1% = 7.5%), before the subordination level was reached, and 21.5% of all Distributions thereafter. The maximum amounts to be paid under the terms of this Agreement are subject to the application of the Asset Management Fee Limit provided in Section 8.3, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the alternative fee schedule set forth in Section 8.3. This overall limitation on annual fees will include, in addition to the Equipment Management Fee and Equipment Resale/Releasing Fee, amounts equal to 11.5% of Distributions of Cash from Operations (4% as an Incentive Management Fee plus 7.5% as the Fund Manager's Carried Interest) and 7.5% of Distributions of Sale or Refinancing Proceeds (as the Fund Manager's 7.5% Carried Interest) before the Priority Return, and 15% of all Distributions thereafter (7.5% as an Incentive Management Fee plus 7.5% as the Carried Interest). Upon completion of the offering of Units, final commitment of Net Proceeds to acquisition of Equipment and establishment of final levels of permanent portfolio debt encumbering such Equipment, the Manager shall calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Guidelines and compare such total permitted fees to the total of the Incentive Management Fees and Carried Interest. If and to the extent that the fees calculated under the alternative fee schedule provided in Section 8.3 as the Incentive Management Fee and the Carried Interest should exceed the maximum promotional interest plus carried interest permitted under the NASAA Guidelines, as described above, the fees payable to the Manager and its Affiliates shall be reduced as described herein. In such event, Section 8.3 of this Agreement shall be amended immediately to reduce the amounts calculated as the Incentive Management Fee and/or the Carried Interest by an amount sufficient to cause the total of such compensation to comply with the limitations in the NASAA Guidelines on the aggregate of promotional interests and carried interests. A comparison of the Front End Fees actually paid by the Fund and the NASAA Guideline maximums shall be repeated, and any required adjustments shall be made, at least annually thereafter.

         15.8 Reliance on Manager's Authority. The Manager shall conduct the business of the Fund, devoting such time thereto as it, in its sole discretion, shall determine to be necessary to manage the Fund business and affairs in an efficient manner. Any Person dealing with the Fund or the Manager may rely upon a certificate signed by the Manager as authority with respect to: (i) the identity of the Manager or any Holder hereof; (ii) the existence or non-existence of any fact or facts which constitute a condition precedent to acts by the Manager or are in any other manner germane to the affairs of the Fund; (iii) the Persons who are authorized to execute and deliver any instrument or document on behalf of the Fund; or (iv) any act or failure to act by the Fund as to any other matter whatsoever involving the Fund or any Members.

16.      RIGHTS, POWERS AND VOTING RIGHTS OF THE MEMBERS

         16.1 Limitation on Member Authority. Members shall take no part in the control, conduct or operation of the Fund and shall have no right or authority to act for or bind the Fund except as expressly provided herein.

         16.2 Voting Rights. Members shall have the right, by the vote of Members who own more than 50% of the total outstanding Units entitled to vote (a "majority-in-interest"), to approve the following matters affecting the basic structure of the Fund:

                  16.2.1  Removal or withdrawal of a Manager;

                  16.2.2 Subject to the further requirements of Article 17, continuation of the Fund and election of a successor Manager upon the termination of a Manager;

                  16.2.3  Termination and dissolution of the Fund;

                  16.2.4 Amendment of this Agreement, provided such amendment is not for any of the purposes set forth in Sections 16.4 or 16.5, and provided, further, that the Members shall have the right to approve or disapprove by separate vote each proposed amendment to this Agreement;

                  16.2.5 The pledge or granting of a security interest in, or sale of, Substantially All of the Assets in a single transaction, or in multiple transactions in the same twelve-month period, except in the liquidation and winding up of the business of the Fund upon its termination and dissolution; and

                  16.2.6  The extension of the term of the Fund.

         16.3 Voting Procedures. In any vote of the Members, each Member shall be entitled to cast one vote for each Unit which he owns as of the designated record date. Notwithstanding any other provision of this Agreement, any Units held by a Manager or an Affiliate of a Manager will not be entitled to vote, and will not be considered to be "outstanding" Units for purposes of any vote, upon matters which involve a conflict between the interests of such Manager and the Fund, including, but not limited to, any vote on the proposed removal or withdrawal of such Manager or on any proposed amendment to this Agreement which would expand or extend the rights, authorities or powers of such Manager.

                  16.3.1 Meetings of the Members to vote upon any matters as to which the Members are authorized to take action under this Agreement, as the same may be amended from time to time, may be called at any time by the Manager or by one or more Members holding more than 10% of the outstanding Units by delivering written notice, either in person or by registered mail, of such meeting to the Manager. Promptly, but in any event within 10 days following receipt of such request, the Manager shall cause a written notice, either in person or by certified mail, to be given to the Members entitled to vote at such meeting, which notice shall state that a meeting will be held at a time and place fixed by the Manager, which is to be convenient to the Members as a group, and which is not less than 15 days nor more than 60 days after the mailing of the notice of the meeting; provided, however, that such maximum period for the giving of notice and the holding of meetings may be extended for an additional 60 days if such extension is necessary to obtain the qualification with the California Commissioner of Corporations of the matters to be acted upon at such meeting, the clearance by the Securities and Exchange Commission or other appropriate governing agency of the solicitation materials to be forwarded to Members in connection with such meeting or any other administrative authorizations which may be required. Included with the notice of a meeting shall be a detailed statement of the action proposed, including a verbatim statement of the wording of any resolution proposed for adoption by the Members and of any proposed amendment to this Agreement. All expenses of the meeting and notification shall be borne by the Fund.

                  16.3.2 In order to establish the Members of record entitled to act upon matters by vote or written consent, the Manager or Members holding more than 10% of the Units may fix in advance a record date (the "Record Date") which is not more than 60 nor less than 10 days prior to the date of the meeting or the date upon which written consents are to be delivered. If no Record Date is fixed in the notice of meeting or action by written consent, the Record Date shall be deemed to be at the close of business on the business day next preceding the date on which notice is given. A new Record Date shall be fixed if a meeting is adjourned for more than 45 days from the date set for the original meeting.

                  16.3.3 Upon adjournment of a meeting to another time or place, notice of the new time or place shall be announced at the meeting at which adjournment is taken. If the adjournment is for more than 45 days or if, after the adjournment, a new Record Date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Member of record entitled to vote at the meeting.

                  16.3.4 Personal presence of the Members at a meeting shall not be required, provided that sufficient Units are represented at the meeting, by Members appearing in person and/or by duly executed proxies, to take any action proposed for a vote at such meeting. Attendance by a Member at any meeting and voting in person shall revoke any proxies of such Member submitted with respect to action proposed to be taken at such meeting. Submission of a later proxy with respect to any action shall revoke an earlier one as to such action. Only the votes, whether in person or by proxy, of Members holding Units as of the Record Date established for such meeting shall be counted.

                  16.3.5 Any matter as to which the Members are authorized to take action under this Agreement or under law may be taken by the Members without a meeting and shall be as valid and effective as action taken by the Members at a meeting duly assembled, if written consents to such action by the Members are (i) signed by the Members entitled to vote upon such action at a meeting who held, as of the Record Date for such actions, the number of Units required to authorize such action and (ii) delivered to the Manager as of the date set for such action. Any action taken without a meeting shall be effective 15 days after the required minimum number of Members have signed the consent and shall be effective immediately if the Manager and Limited Members holding at least 90% of the outstanding Units as of the Record Date have signed the consent.

                  16.3.6 In the event that there shall be no Manager, the Members may take action without a meeting by the written consent of Members having the requisite voting power of the Members entitled to vote.

         16.4 Limitations on Member Rights. No Holder shall have the right or power to: (i) withdraw or reduce his contribution to the capital of the Fund except as a result of the repurchase of the Units as provided in Article 13, the dissolution of the Fund or as otherwise provided by law, (ii) bring an action for partition against the Fund, (iii) cause the termination and dissolution of the Fund by court decree or otherwise, except as set forth in this Agreement, or
(iv) demand or receive property other than cash in return for his contribution. No Holder shall have priority over any other Holder either as to the return of contributions of capital or as to Net Income, Net Loss or Distributions. Other than upon the termination and dissolution of the Fund as provided by this Agreement there has been no time agreed upon when the contribution of each Holder may be returned.

         16.5 Limitations on Power to Amend Agreement. Except as provided in
Section 15.2.18, and notwithstanding anything to the contrary contained in this Agreement, this Agreement may not, without the consent of each of the Members who would be adversely affected thereby, be amended to:

                  16.5.1 Convert a Holder into a Manager;

                  16.5.2 Modify the limited liability of a Holder;

                  16.5.3 Alter the interest of any Member in Net Income, Net Loss or Distributions; or

                  16.5.4 Affect the status of the Fund as a partnership for federal income tax purposes.

         16.6 Member List. Upon the written request of a Member and for any non-commercial purpose reasonably related to the exercise of rights under this

Agreement, the Manager will furnish to such Member or his representative, at his expense, a list containing the name and address of, and the Units held of record by, each Member, as provided in Section 14.1.3.

         16.7  Dissenters' Rights and Limitations on Mergers and Roll-ups.

                  16.7.1 Any proposal that the Fund enter into a Roll-Up will require approval by Members of not less than 90% of the outstanding Units. Members who dissent with respect to a Roll-Up proposal will have the rights of a dissenting Member as provided under Sections 15679.1 through 15679.14 of the California Act. The Fund shall not reimburse the sponsor of a proposed Roll-Up for the costs of its proxy contest or any other costs of the transaction in the event the Roll-Up is not approved by the Members as provided herein.

                  16.7.2 In connection with a proposed Roll-Up, an appraisal of all Fund assets shall be obtained from a competent, independent expert (defined as a Person with no current material or prior business or personal relationship with the Manager or its Affiliates who is engaged to a substantial extent in the business of rendering opinions regarding the value of assets of the type held by the Fund, and who is qualified to perform such work). If the appraisal will be included in a Prospectus used to offer the securities of a Roll-Up Entity, the appraisal shall be filed with the SEC and the states as an Exhibit to the Registration Statement for the offering. Accordingly, an issuer using the appraisal shall be subject to liability for violation of Section 11 of the Securities Act of 1933 and comparable provisions under state laws for any material misrepresentations or material omissions in the appraisal. Fund assets shall be appraised on a consistent basis. The appraisal shall be based on an evaluation of all relevant information, and shall indicate the value of the Fund's assets as of a date immediately prior to the announcement of the proposed Roll-Up transaction. The appraisal shall assume an orderly liquidation of Fund assets over a 12-month period. The terms of the engagement of the Independent Expert shall clearly state that the engagement is for the benefit of the Fund and its Holders. A summary of the independent appraisal, indicating all material assumptions underlying the appraisal, shall be included in a report to the Holders in connection with a proposed Roll-Up transaction.

                  16.7.3 In connection with a proposed Roll-Up, the Person sponsoring the Roll-Up transaction shall offer to Holders who vote "no" on the proposal the choice of:

                  (a) accepting the securities offered in the proposed Roll-Up transaction; or

                  (b)  one of the following:

                            (i)  remaining as Holders in the Fund, and
preserving their interests therein on the same terms and conditions as existed previously; or

                           (ii)  receiving cash in an amount equal to the
Holders' pro-rata share of the appraised value of the net assets of the Fund.

                  16.7.4 The Fund shall not participate in any proposed Roll-Up transaction which would result in Holders having democracy rights which are less than those provided for under this Agreement. If the resulting entity is a corporation, the voting rights of Holders shall correspond to the voting rights provided for in this Agreement to the greatest extent possible.

                  16.7.5 The Fund shall not participate in any proposed Roll-Up transaction which includes provisions which would operate to materially impede or frustrate the accumulation of shares by any purchaser of the securities of the Roll-Up Entity (except to the minimum extent necessary to preserve the tax status of the entity). The Fund shall not participate in any proposed Roll-Up transaction which would limit the ability of a Holder to exercise the voting rights of the securities of the Roll-Up Entity on the basis of the number of Units held by that Holder.

                  16.7.6 The Fund shall not participate in any proposed Roll-Up Transaction in which Holders' rights of access to the records of the Roll-Up Entity will be less than those provided for under this Agreement.

17.      TERMINATION OF A MANAGER AND TRANSFER OF THE MANAGER'S INTEREST

         17.1 Removal or Withdrawal. The following conditions shall govern the voluntary withdrawal or removal of the Manager:

                  17.1.1 The Manager may not voluntarily withdraw from the Fund without the approval of Members holding more than 50% of the total outstanding Units entitled to vote.

                  17.1.2 The Manager may be removed upon a vote of Holders owning more than 50% of the total outstanding Units entitled to vote. Written notice of removal of the Manager shall be served either by certified or by registered mail, return receipt requested, or by personal service. Such notice shall set forth the date upon which the removal is to become effective.

         17.2 Other Terminating Events. In the event of the adjudication of bankruptcy, filing of a certificate of dissolution, death or adjudication of insanity or incompetency of the Manager (each of such events, as well as removal, resignation and withdrawal of a Manager, being herein referred to as a "Terminating Event"), the Fund shall be dissolved and shall be liquidated under the provisions of Article 19, subject to the provisions of Section 17.3.

         17.3 Election of Successor Manager; Continuation of Fund Business. The following provisions shall govern the election of a successor Manager and continuation of the business of the Fund upon the occurrence of a Terminating Event with respect to a Manager (the "Retiring Manager"):

                  17.3.1 If at the time of a Terminating Event the Fund has one or more Managers other than the Retiring Manager, any remaining Manager or a majority-in-interest of the Limited Members may elect, within 90 days thereafter, to continue the Fund business, in which case the Fund shall not dissolve. So long as there is at least one remaining Manager which so elects, or if a majority-in-interest of the Members so elect and a remaining Manager does not so elect, any remaining Manager which is not willing to elect to continue the Fund business will be deemed to have been removed from the Fund by vote of the Members.

                  17.3.2 If at the time of a Terminating Event the Retiring Manager is the sole remaining Manager, the Fund shall be dissolved unless a majority-in-interest of the Members elect to continue the Fund business. In the event of such election, the Fund business may be continued if the Members making such election, within 90 days after the occurrence of the Terminating Event, elect a successor Manager and continue the Fund's business on the same terms and conditions as are contained herein, but with a name which does not include or in any way refer to the name of any Retiring Manager.

         17.4 Admission of Successor or Additional Manager. The following conditions shall be satisfied before any Person shall become a successor Manager or an additional Manager:

                  17.4.1  Such Person shall have been elected in accordance with
Section 17.3 or 17.6;

                  17.4.2 Such Person shall have accepted and agreed to be bound by all the terms and provisions of this Agreement;

                  17.4.3 If such Person is a corporation, it shall have provided the Fund with evidence satisfactory to counsel for the Fund of its authority to become a Manager and to be bound by this Agreement; and

                  17.4.4 Any amendments and filings required or appropriate under the California Act shall have been made.

         17.5 Effect of a Terminating Event. Upon the occurrence of a Terminating Event, the following provisions shall be applicable:

                  17.5.1 The Retiring Manager shall immediately cease to be a Manager and shall not have any right to participate in the management of the affairs of the Fund or to receive any fees under this Agreement not already paid or earned; provided, however, that the Retiring Manager shall receive all amounts then accrued and payable by the Fund and shall be, and shall remain, liable as a Manager for all obligations and liabilities incurred by the Fund prior to the effective date of the Terminating Event, but shall be free from any obligation or liability incurred on account of the activities of the Fund from and after such time.

                  17.5.2 If the business of the Fund is continued, as aforesaid, the Retiring Manager shall be entitled to receive from the Fund the then present fair market value of its interest in the Fund, determined by agreement of the Retiring Manager and the remaining or new Managers, or, if they cannot agree, by arbitration in accordance with the then current rules of the American Arbitration Association. The expense of such arbitration shall be borne equally by the Fund and the Retiring Manager, and such arbitration shall be conducted in San Francisco, California unless otherwise agreed by both parties. The Fund shall forthwith pay to the Retiring Manager an amount equal to the then present fair market value of the interest so determined. If the Retiring Manager has voluntarily withdrawn from the Fund, payment shall be in the form of a non-interest bearing unsecured promissory note with principal payable, if at all, out of Distributions the Retiring Manager would otherwise have received under this Agreement had such Manager not been terminated. If the Retiring Manager has been terminated involuntarily, the payment shall be in the form of an interest bearing promissory note payable in equal annual installments over a term of not less than five years. Such payment when made shall constitute complete and full discharge of all amounts to which the Retiring Manager is entitled in respect to such interest.

                  17.5.3 All executory contracts between the Fund and the Retiring Manager or any Affiliate thereof (unless such Affiliate is also an Affiliate of the remaining or new Manager or Members) may be terminated by the Fund effective upon written notice to the party so terminated. The Retiring Manager or any Affiliate thereof (unless such Affiliate is also an Affiliate of the remaining or new Manager or Members) may also terminate and cancel any such executory contract effective upon 60 days' prior written notice of such termination and cancellation given to the remaining or new Manager or Members, if any, or to the Fund.

         17.6 Election of Additional Manager. Members owning in excess of 50% of the outstanding Units may at any time and from time to time elect an additional Manager, and, upon satisfaction of the conditions set forth in Section 17.4, the Person so elected shall be admitted as an additional Manager. Admission of an additional Manager shall not cause dissolution of the Fund.

         17.7 Assignment of Manager's Interest. The Manager may not transfer its Membership in the Fund without the consent of Members owning in excess of 50% of the total outstanding Units, unless such an assignment is to an entity which succeeds to all of the assets of the assigning Manager and of which at least 80% of the voting and beneficial interest is controlled by Persons controlling 80% or more of the voting and beneficial interest of the assigning Manager. Any entity to which the entire interest of a Manager in the Fund is assigned in compliance with this Section 17.7 shall be substituted as a Manager by the filing of appropriate amendments to this Agreement. Notwithstanding the foregoing, the Manager may delegate to any of its subsidiaries or other Affiliates responsibility for specific services to be performed for the Fund and may assign all or a portion of the compensation due the Manager to such subsidiaries or other Affiliates.

         17.8 Members' Participation in Manager's Bankruptcy. In the event the Manager is subject to a voluntary or involuntary petition for reorganization or liquidation under the federal Bankruptcy Act, the Manager will cause separate counsel to be retained on behalf of the Fund, at Fund expense, to represent the Members' interests in the bankruptcy action. In such event, the Fund will also bear any reasonable and necessary expenses of a duly appointed committee of Members incurred while acting on behalf of all of the Members as a group in connection with such bankruptcy action.

18.      CERTAIN TRANSACTIONS

         18.1 The Manager and its Affiliates, the Holders, any shareholder, officer, director, Member or employee thereof, or any Person owning a legal or beneficial interest therein, may engage in or possess an interest in any other business or venture of every nature and description, independently or with others, including, but not limited to, the ownership, financing, leasing, operation, management and brokerage of equipment. Except as described in the Prospectus, and subject to their fiduciary duties to the Fund, neither the Manager nor its Affiliates shall be obligated to present to the Fund any particular investment opportunity, regardless of whether such opportunity is of such character that the Fund could take advantage thereof if it were presented to the Fund, and the Manager and its Affiliates shall have the right to take for their own accounts (individually or otherwise) or to recommend to others any such investment opportunity.

19.      TERMINATION AND DISSOLUTION OF THE FUND

         19.1 Termination and Dissolution. The Fund shall be terminated and dissolved upon the earliest to occur of the following:

                  19.1.1 The withdrawal, removal, adjudication of bankruptcy, insolvency, insanity or incompetency, death or dissolution of a Manager unless a remaining Manager or a majority-in-interest of the Members, within 90 days of the date of such event, elects to continue the business of the Fund, and, if necessary, elects a replacement Manager, in the manner provided in Article 17; provided that expenses incurred on behalf of the Manager and/or Members in the continuation or reformation, or attempted continuation or reformation, of the Fund hereunder shall be deemed expenses of the Fund;

                  19.1.2 The Members owning more than 50% of the total outstanding Units vote in favor of dissolution and termination of the Fund;

                  19.1.3  The term of the Fund expires; or

                  19.1.4 The Fund disposes of all interests in Equipment and its other assets and receives final payment in cash of the proceeds of such dispositions.

         19.2 Accounting and Liquidation. Upon the dissolution and termination of the Fund for any reason, the Manager shall take full account of the Fund assets and liabilities, shall liquidate the assets as promptly as is consistent with obtaining the fair value thereof, and shall apply and distribute the proceeds therefrom in the following order:

                  19.2.1 To the payment of creditors of the Fund but excluding secured creditors whose obligations will be assumed or otherwise transferred on the liquidation of Fund assets;

                  19.2.2 To the repayment of any outstanding loans made by the Manager to the Fund; and

                  19.2.3 To the Manager and Holders in accordance with their respective Capital Account balances, after giving effect to all allocations described in Article 10 of this Agreement; provided, however, that prior to any allocation under Section 10 of this Agreement, Gross Income shall be specially allocated to the Manager to the extent, if any, necessary to cause its Capital Account balance to be zero as of the close of such final taxable year (after crediting the Manager's Capital Account with the Manager's share of Fund Minimum
Gain). For purposes of making the foregoing allocation, Net Income and Net Loss for the final taxable year of the Fund shall first tentatively be computed by including all Gross Income as an element thereof; then, to the extent, if any, that the Capital Account balance of the Manager is negative as of the close of such final taxable year (after giving effect to all Fund distributions), Gross Income shall be separately stated and allocated away from the Holders and to the Manager pursuant to this Section 19.2.3.

                  19.2.4 Distributions in liquidation shall be made by the end of the taxable year in which the liquidation occurs or, if later, within 90 days of the liquidating event and shall otherwise comply with Regulations Section 1.704-1(b).

20.      SPECIAL POWER OF ATTORNEY

         20.1 Execution of Power of Attorney. By executing this Agreement, each Holder is hereby granting to the Manager a special power of attorney irrevocably making, constituting and appointing ATEL, its duly appointed officers, and any one of them, as the attorney-in-fact for such Holder, with power and authority to act alone in his name and on his behalf to execute, acknowledge and swear to the execution, acknowledgement and filing of the following documents:

                  20.1.1 This Agreement, the Articles of Organization, any separate certificates, as well as any amendments to the foregoing which, under the laws of the State of California or the laws of any other state, are required to be filed or which the Manager deems advisable to file;

                  20.1.2 Any other instrument or document which may be required to be filed by the Fund under the laws of any state or by any governmental agency, or which the Manager deems advisable to file; and

                  20.1.3 Any instrument or document which may be required to effect the continuation of the Fund, the admission of an additional or substituted Holder, or the dissolution and termination of the Fund (provided such continuation, admission or dissolution and termination are in accordance with the terms of this Agreement), or to reflect any reductions in amount of contributions of Members.

         20.2 Special Power of Attorney. The special power of attorney being granted hereby:

                  20.2.1 Is a special power of attorney coupled with an interest, is irrevocable, shall survive the death or legal incapacity of the granting Holder, and is limited to those matters herein set forth;

                  20.2.2 May be exercised by the Manager acting alone for each Holder by a facsimile signature of such Manager or by one of its officers, or by listing all of the Holders executing any instrument with a single signature of a Manager, or of one of the Manager's officers, acting as attorney-in-fact; and

                  20.2.3 Shall survive an assignment by a Holder of all or any portion of his Units except that, where the Assignee of the Units owned by a Holder has been approved by the Manager for admission to the Fund as a substituted Holder, the special power of attorney shall survive such assignment for the sole purpose of enabling the Manager to execute, acknowledge and file any instrument or document necessary to effect such substitution.

21.      INDEMNIFICATION

         21.1 Indemnification of the Manager. The Fund, its receiver or its trustee, shall indemnify, save harmless and pay all judgments and claims against the Manager and any of its Affiliates who perform services for the Fund from any liability, loss or damage incurred by them or the Fund by reason of any act performed or omitted to be performed by them when acting in connection with the business of the Fund, including costs and attorneys' fees and any amounts expended in the settlement of any claims or liability, loss or damage; provided, however, that, if such liability, loss or claim arises out of any action or inaction of the Manager or Affiliates who perform services for the Fund, the Manager or Affiliates who perform services for the Fund must have determined, in good faith, that such course of conduct was in the best interest of the Fund and did not constitute fraud, negligence, breach of fiduciary duty or misconduct by the Manager or Affiliates who perform services for the Fund; and provided further, that any such indemnification shall be recoverable only from the assets of the Fund and not from the assets of the Holders. All judgments against the Fund and the Manager, wherein a Manager is entitled to indemnification, must first be satisfied from Fund assets before such Manager may be held responsible. Persons entitled to indemnification hereunder shall be entitled to receive advances for attorney's fees and other legal costs and expenses arising out of claims made against them, provided that (i) no such advances may be made for such fees, costs or expenses resulting from claims made by Holders; and (ii) advances for such fees and expenses relating to claims made by parties other than Holders may only be made if the action relates to the performance of duties or services by the indemnified party on behalf of the Fund, the indemnified party obtains an opinion of independent counsel that such party will be entitled to indemnification pursuant to this Agreement under the specific circumstances of the claim in question, and the indemnified party undertakes in writing prior to receipt of such advances that such party will repay in full any such advanced funds together with interest thereon in the event that, upon the ultimate disposition of the claim, the party would not be entitled to indemnification hereunder. Nothing contained herein shall constitute a waiver by a Holder of any right which he may have against any party under federal or state securities laws.

         21.2 Limitations on Indemnification. Notwithstanding anything to the contrary contained in the foregoing Section 21.1, neither the Manager nor any of its Affiliates performing services for the Fund nor any party acting as a broker-dealer shall be indemnified from any liability, loss or damage incurred by them in connection with (i) any claim or settlement involving violations of state or federal securities laws by the Manager or by any Affiliate performing services for the Fund; or (ii) any liability imposed by law, such as liability for fraud, bad faith or negligence; provided, however, that indemnification will be allowed for settlements and related expenses of lawsuits alleging securities law violations, and for expenses incurred in successfully defending such lawsuits, provided that a court either (x) approves the settlement and finds that indemnification of any payment in settlement and related costs should be made; or (y) approves indemnification of litigation costs if a successful defense is made, or a dismissal with prejudice is obtained, as to the indemnitee on the merits of each count involving alleged securities law violations; and (z) the parties seeking indemnification apprise the court of the positions of the securities law administrators of any state in which the Units were offered or sold, including the Massachusetts Securities Division, and the Securities and Exchange Commission with respect to indemnification for securities laws violations before seeking court approval for indemnification. Furthermore, the Manager shall indemnify the Fund against any loss or liability which it may incur as a result of the violation by the Manager or any of its Affiliates performing services for the Fund of any state or federal securities laws.

         21.3 Insurance. The Fund shall not pay for any insurance covering liability of the Manager or any of its Affiliates for actions or omissions for which indemnification is not permitted hereunder; provided, however, that nothing contained herein shall preclude the Fund from purchasing and paying for such types of insurance, including extended coverage liability and casualty and worker's compensation, as would be customary for any Person owning comparable Equipment and engaged in a similar business or from naming the Manager and any of its Affiliates as additional insured parties thereunder, provided that such addition does not add to the premiums payable by the Fund.

22.      MISCELLANEOUS

         22.1 Counterparts. This Agreement may be executed in several counterparts and all so executed shall constitute one Agreement, binding on all parties hereto, notwithstanding that all of the parties are not signatory to the original or the same counterpart.

         22.2 Successors and Assigns. The terms and provisions of this Agreement shall be binding upon and shall inure to the benefit of the successors and assigns of the respective Members.

         22.3 Severability. In the event any sentence or paragraph of this Agreement is declared by a court of competent jurisdiction to be void, such sentence or paragraph shall be deemed severed from the remainder of this Agreement and the balance of this Agreement shall remain in effect.

         22.4 Notices. All notices under this Agreement shall be in writing and shall be given to the Person entitled thereto, by personal service or by mail, posted to the address maintained by the Fund for such Person or at such other address as he may specify in writing.

         22.5 Captions. Article and section titles or captions contained in this Agreement are inserted only as a matter of convenience and for reference. Such titles and captions in no way define, limit, extend or describe the scope of this Agreement nor the intent of any provision hereof.

         22.6 Number and Pronouns. Whenever required by the context hereof, the singular shall include the plural, and vice-versa; the masculine gender shall include the feminine and neuter genders, and vice-versa.

         22.7  Manager Address. The address of the Manager is:

                          ATEL Financial Services, LLC
                        600 California Street, 6th Floor
                         San Francisco, California 94108

         22.8 Member Addresses. The names, addresses and capital contributions of the Members are set forth on Exhibit I attached hereto, which exhibit shall be maintained at the principal place of business of the Fund.

         22.9 Construction. Notwithstanding the place where this Agreement may be executed by any of the parties hereto, the parties expressly agree that all the terms and provisions hereof shall be construed under the laws of the State of California and that the Fund shall be governed by the California Act, as amended, governing limited liability companies formed under California law.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         22.10 Qualification to Do Business. In the event the business of the Fund is carried on or conducted in states in addition to the State of California, then the parties agree that this Fund shall exist under the laws of each state in which business is actually conducted by the Fund, and they severally agree to execute such other and further documents as may be required or requested in order that the Manager may qualify the Fund to conduct business in such states. The power of attorney granted to the Manager by each Holder in
Article 20 shall constitute authority for the Manager to perform the ministerial duty of qualifying the Fund under the laws of any state in which it is necessary to file documents or instruments of qualification. A Fund office or principal place of business in a state may be designated from time to time by the Manager.

INITIAL MEMBERS:

ATEL FINANCIAL SERVICES, LLC, Manager

By ATEL LEASING CORPORATION, Manager

         By:        /s/ DEAN L. CASH
                    ------------------------
                  Dean L. Cash, President

 ATEL CAPITAL GROUP, Initial Member

By:        /s/ DEAN L. CASH
           --------------------------
         Dean L. Cash, President

                                    EXHIBIT I


                               Schedule of Members


                                                              Capital
Name Address                                                  Contribution

ATEL Capital Group                                            $500/50 Units
600 California Street
6th Floor
San Francisco, CA 94108

ATEL Financial Services, LLC                                  $100
600 California Street
6th Floor
San Francisco, CA 94108

                                                                       EXHIBIT C

HOW TO INVEST
TO THE INVESTOR:

Prior to the satisfaction of the escrow condition (sale of 120,000 Units), make your check payable to "U.S. Bank - ACEF X Escrow." Thereafter, make your check payable to "ATEL Capital Equipment Fund X". Investments must be made in increments of $10, with a minimum of $2,500 (or $2,000 for an IRA, Keogh or qualified plan) in most states. See the discussion under Plan of Distribution-State Requirements in the Prospectus for exceptions.

IMPORTANT INSTRUCTIONS:
----------------------
Fully complete sections 1, 2, and 3 of the Subscription Agreement.

All subscribers must:
1) sign each appropriate section where indicated,
2) initial each appropriate section (sections 3A - 3D) where indicated on the bottom of the subscription agreement.

If you would like your distributions sent to an address other than your own (mutual fund, bank, etc.). please fill in the optional check address section (section 6).

ADD-ON INVESTMENTS
The Subscription Agreement accompanying additional investments in Fund IX must have an authorized signature of a Registered Principal or Branch Manager of the Broker/Dealer, but does not require the signature of the investor. Add-on investments must bear the exact name in which the previous investment was registered, or a new signed Subscription Agreement will be required.

FOREIGN INVESTOR OPTION
As described in the Prospectus, the Manager has elected to permit limited investment in Units by nonresident alien investors. In section 1 of the Subscription Agreement there are three boxes, one of which must be checked to indicate whether an investor is a resident alien, nonresident alien or U.S. citizen residing outside the United States. If none of the three boxes is checked, the executed Subscription Agreement will constitute the investor's representation that he or she is a U.S. citizen residing in the United States.

TO THE SELLING REPRESENTATIVE:

Please complete the Broker/Dealer Information section (Box 7) using your office address rather than the home office address. This section must be completed for all investments, including add-on investments by previous subscribers. Please make sure that the exact same name is used for the registered owner if the investment is an additional subscription. Also please make sure that the investor satisfies any other special investment standards imposed by the state in which he or she resides, as set forth in the Prospectus under the caption "Plan of Distribution - State Requirements."

Please have the Subscription Agreement signed by your branch manager or other authorized signatory.

Retain the blue copy for the Broker/Dealer and the green copy for the investor unless otherwise specified by your Broker/Dealer. All IRA investments must be submitted directly to the Custodian for completion - the Custodian will forward the Subscription Agreement to ATEL). Mail the original white copy the pink copy and yellow copies to ATEL at:

                          ATEL SECURITIES CORPORATION
                          SUBSCRIPTION PROCESSING DESK
                        600 CALIFORNIA STREET, 6TH FLOOR
                            SAN FRANCISCO, CA 94108
                                 (415) 989-8800
                                 (800) 543-ATEL
                          E-mail: securities@atel.com

ATEL CAPITAL EQUIPMENT FUND X, LLC


The investor whose signature appears in Section 2 on the reverse side hereof (the "Investor") hereby subscribes for the number of Units of ATEL Capital Equipment Fund X, LLC (the "Fund") set forth in Section I of this Subscription Agreement in the manner described in the Prospectus to which this agreement is an exhibit (the "Prospectus"). Prior to the satisfaction of the escrow condition (sale of 120,000 Units), there is transmitted herewith as the subscription price a check payable to "U.S. Bank - ACEF X Escrow" in the amount required to purchase such Units ($10 per Unit). Such funds will be promptly transmitted (as defined in Rule 15c2-4 under the Securities Exchange Act of 1934 and NASD Notice to members 84-64). No subscription funds will be released to the Fund unless and until subscriptions for a minimum of 120,000 units have been received and collected by the escrow agent prior to a date 12 months after the date of the Prospectus. After the escrow condition of 120,000 Units sold has been satisfied, checks should be made payable to "ATEL Capital Equipment Fund X". Minimum initial investment is 250 Units (200 Units for Individual Retirement Accounts or Qualified Plans).

The Investor agrees that if this subscription is accepted it will be held, together with the accompanying payment, on the terms described in the Prospectus and that, if accepted as a holder of the Units ("Holder"), the Investor shall be bound by the terms and conditions of the Operating Agreement set forth as Exhibit B to the Prospectus, including the special power of attorney set forth therein. The subscription may be cancelled by the subscriber at any time during a period of five days after the subscriber has submitted this executed Subscription Agreement to the Fund.The Fund will advise the subscriber of the acceptance or rejection of the subscription as soon as practicable after receipt of the subscription, but in no event more than 30 days following receipt.

The assignability and transferability of the Units will be governed by the Agreement and all applicable laws, and the Investor must have adequate means of providing for his current needs and personal contingencies and must have no need for liquidity in this investment.

The Investor may not be able to consummate a sale or transfer of the Units, or any interest therein, or receive any consideration therefor, without the prior written consent of the Commissioner of Corporations of the State of California, except as permitted in the Commissioner's Rules, and the Units, or any document of assignment or transfer evidencing the Units, will bear a legend reflecting the substance of the foregoing understanding if such Units have been issued pursuant to qualification under the California Corporate Securities Law of 1968.

The undersigned acknowledges that U.S. Bank Trust National Association is acting only as an escrow agent in connection with the offering of the Units, and has not endorsed, recommended or guaranteed the purchase, value or repayment of such Units.


(page C-2 continues)

INSTRUCTIONS FOR COMPLETING THE SUBSCRIPTION AGREEMENT
Note- Please type or print legibly when completing the Subscription Agreement.

Section 1: Units Purchased.
-        Fill in the total dollar amount and the number of Units to be acquired.
         Please note there are no fractional Units. All purchases must be in increments of $10.
- Indicate whether this is an original investment in the Fund or an additional investment to an existing Fund account with the exact same registration by checking the appropriate box. Please note the minimum requirements. Only the dollar amount, subscriber name and broker/dealer information sections of the subscription forms need be completed for additional subscriptions by the same investor.

Section 2: Registered Owner.
- Fill in the name(s) and addresses for the investment as they should appear in the registration.
-        Check the applicable citizenship status boxes.
- Enter the appropriate taxpayer identification number for this investment, depending on the type of ownership. For IRAs and Keoghs please include both the custodian's taxpayer identification and investor's social security number.
-        Check whether monthly or quarterly distributions are desired.
-        Please read the Subscription Agreement, then sign and date the form.
            Single Ownership - one signature required
            Joint Tenants - all parties must sign
            Community Property - one signature required
            Tenants in Common - all parties must sign
            Tenants in Entirety - one signature required

         In all other cases, the custodian, trustee, general partner or authorized corporate officer must sign. Where the documents establishing such representative capacity require more than one signature for execution of instruments on behalf of the represented entity, then all signatures required by such documents are required here.

Section 3: Subscriber Information
-        Each item must be initialed.

Section 4: Legal Form of Ownership.
- Mark only one box. Fill in any information requested and note whose signature(s) is (are) required in Section 2.

Section 5:  Investor Mailing Address.
- Fill in name and address if different from Section 1, as with IRAs and Keoghs.

Section 6:  Optional Check Addresses.
- Complete this section only if you want your distribution checks mailed to an address other than that shown in Section 2.

Section 7: Broker/Dealer Information.
- Fill in the name of the licensed Broker/Dealer firm, the name of the Account Executive, and the telephone number and mailing address of the Account Executive. The name, address and phone number of the Account Executive are required so he/she can receive copies of all investor communications.

- An authorized Branch Manager or Registered Principal of the Broker/Dealer firm must sign the form. Orders cannot be accepted without Broker/Dealer authorization.

Mailing Address.
- Mail the completed form with a check payable as indicated in Section 1 to:

ATEL Securities Corporation
Attention: Subscription Processing Desk
600 California Street, 6th Floor
San Francisco, CA 94108

If you have any additional questions about completing this Subscription Agreement, please call ATEL Securities Corporation Subscription Processing Desk at (800) 543-ATEL.

---------------------------------------------------------------------------

ATEL CAPITAL EQUIPMENT FUND X, LLC - SUBSCRIPTION AGREEMENT

Please type or print the following information:

1.UNITS PURCHASED
Make checks payable to "ATEL Capital Equipment Fund X"
$_________ is for the purchase, as a Holder, of _______ Units and should be registered as indicated in the Registered Owner section below.

2. REGISTERED OWNER.
Name(s) and addresses will be recorded exactly as printed below.
(Include custodial address if applicable.)
___Mr.    ___Ms.    ___Mr. and Mrs.    ___Mrs.
Investor(s) Name and/or
Custodian/Nominee_________________________________________________________
Investor Name(s)__________________________________________________________
Address___________________________________________________________________
City ______________________________________State_____ZipCode______________
Investor Phone Number (____)______________E-mail__________________________
Investor Account # (if any)_______________________________________________

X______________________________________________Date_______________________
Subscriber's Signature

X______________________________________________Date_______________________
Subscriber/Custodian/Nominee or Authorized Signature

___INITIAL INVESTMENT $10 per unit ($2,500/250 Unit Minimum, $2,000/200 Unit Minimum for IRA or Qualified Plan, unless a higher minimum is required in the investor's state - see the Prospectus)

___ ADDITIONAL INVESTMENT ($500/50 Units, unless a higher minimum is required in the investor's state - see the Prospectus)

___ Check if you are a resident alien.
___ Check if  you  are  a  nonresident  alien (please include W-8 form).
___ Check if you are a U.S. citizen residing outside the U.S.

TAXPAYER IDENTIFICATION NUMBER
Note: If the account is in more than one name, the number should be that of the first person listed.

Include BOTH numbers for IRAs and Keoghs.

SOCIAL SECURITY NUMBER

-- -- --   -- --   -- -- -- --

HAVE YOU INVESTED IN ANY PRIOR ATEL FUND?
___YES    ___NO

DISTRIBUTION OPTION  (check one)
___ Quarterly    ___Monthly


PRIVACY ELECTION (check if desired)

____ By checking this box the undersigned directs the Manager to treat all information concerning the undersigned as confidential, and not to disseminate any such information to any party, without the undersigned's consent, except as may be required under an applicable statute or regulation or by the order of a court or governmental agency.

No representations should be relied upon other than those contained in the Prospectus, as amended and/or supplemented. The subscriber represents, warrants and agrees as set forth on the reverse side of this signature page; further, the undersigned declares under penalty of perjury that to the best of his knowledge the information supplied above is true and correct and may be relied upon by the Manager and the Fund in connection with his investment as a Holder in the Fund. The subscriber hereby subscribe(s) for the purchase of fully-paid and nonassessable Units of the Fund as indicated.

(page C-3 continues)

3. SUBSCRIBER INFORMATION (EACH ITEM MUST BE INITIALED):
In order to induce the Manager to accept this subscription, the Investor hereby represents to you as follows (initial in the space provided):

A. The Investor has (a) a net worth of at least $150,000 in excess of his investment in Units, or (b) has a net worth of at least $45,000 in excess of his investment in Units and had during the last tax year or estimates that he will have during the current tax year a minimum of $45,000 annual gross income. In all cases net worth is exclusive of home, home furnishings and automobiles.
The Investor further represents that he/she satisfies any other minimum income and/or net worth standards imposed by the jurisdiction in which he/she resides, if any different standards are set forth in the Prospectus or any supplement thereto.
INITIAL HERE________

B. If the undersigned is acting in a representative capacity for a corporation, partnership, trust or other entity, or as agent for any person or entity, he hereby represents and warrants that he has full authority to enter into this agreement in such capacity.
INITIAL HERE________

C. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the representations and warranties herein shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.
INITIAL HERE________

D. Under the penalties of perjury, the undersigned certifies that (l) the number provided herein is his correct Taxpayer Identification Number; and (2) he is not subject to backup withholding either because he has not been notified that he is subject to backup withholding as a result of a failure to report all interest or dividends, or the Internal Revenue Service has notified him that he is no longer subject to backup withholding. (If the undersigned is currently subject to backup withholding, he has stricken the language under clause (2) above before signing).
INITIAL HERE________

4. LEGAL FORM OF OWNERSHIP (Check Only One)
___ Single Ownership
___ Joint Tenants  With  Rights of Survivorship
___ Husband and Wife as Community Property
___ Tenants in Common
___ Tenants in  Entirety
___ Sep IRA
___ IRA  __regular   __rollover
___ Trust   -   Trust Date (Month/Day/Year)  ___/___/___
___ Custodian
___ Custodian  for___________________________________
___ UGMA / UTMA - State of:_______
___ Pension Plan
___ Profit Sharing Plan
___ Corporation
___ Partnership
___ Non-Profit Organization
___ Other__________________

5. INVESTOR MAILING ADDRESS
(if different from above, as with IRAs and Keoghs) Name________________________________________________________________________
Name________________________________________________________________________
Address_____________________________________________________________________
City__________________________________________State_____Zip Code____________
Investor Phone Number (_____)_______________________________________________

6. OPTIONAL CHECK ADDRESS If you would like your distribution checks mailed to an address other than registered owner's address, please complete.
___ Designated for all Units or, ___ Designated for Partial Units ________ Receiving Entity____________________________________________________________
Address_____________________________________________________________________
City__________________________________________State_____Zip Code____________
Fund Name______________________________Account Number_______________________

(page C-3 continues)

7. BROKER/DEALER INFORMATION The Broker/Dealer must sign below to complete order. Broker/Dealer hereby warrants that it is a duly licensed Broker/Dealer and may lawfully offer Units in the state designated as the Investor's residence and, further, that it has reasonable grounds to believe, based on information obtained from the Subscriber concerning his investment objectives, other investments, financial situation and needs and any other information known by the Broker/Dealer, that investment in the Fund is suitable for the Subscriber in light of his/her financial position, net worth and other suitability characteristics, and that the Broker/Dealer has informed the Subscriber as to the limited liquidity and marketability of the Units. The undersigned Broker/Dealer warrants that a current Prospectus was delivered to the Subscriber.

Licensed Firm Name__________________________________________________________
Account Executive Name_________________________________B/D Rep #____________
A/E Mailing Address____________________________________________Suite#_______
City__________________________________________State_____Zip Code____________
Telephone(____)____________________ NumberFax(____)_________________________
E-mail______________________________________________________________________

X_____________________________________________________Date__________________
Authorized signature (Branch Manager or Registered Principal).
Order cannot be accepted without signature.
This transaction, for Blue Sky purposes, took place in the State of ______.

ACCEPTANCE BY MANAGER
FOR MANAGER'S USE ONLY
Received and Subscription Accepted
ATEL Financial Services, LLC, Manager
         By ATEL Leasing Corporation, Manager
                  By ____________________________________
Amount___________________________ Date______________ B/D Rep #______________

RETURN TOP 3 COPIES: WHITE - ATEL COPY, YELLOW - BROKER/DEALER COPY, PINK - INVESTOR COPY

RETAIN:  BLUE - BROKER/DEALER COPY, GREEN - INVESTOR COPY

ATEL SECURITIES CORPORATION
600 CALIFORNIA STREET - 6th FLOOR - SAN FRANCISCO, CA 94108
(800) 543-2835 - E-Mail: securities@atel.com

[Outside Back Cover]

     The Fund has not authorized anyone to give any information or to make any representations other than those contained in this Prospectus in connection with the offer of its Units, and unauthorized information or representations must not be relied upon. This Prospectus is not an offer or solicitation by anyone in any state or other jurisdiction in which the offer or solicitation is not authorized or in which the person making an offer is not qualified to do so or to any person to whom it is unlawful to make an offer or solicitation. Neither the delivery of this Prospectus or any Supplement nor any sale made hereunder shall, under any circumstances, create an implication that there has been no change in the facts set forth herein since the date hereof; however, if any material change not contemplated hereby occurs while this Prospectus is required to be delivered, this Prospectus will be amended or supplemented accordingly.

     Until a date 90 days after the effective date of this Prospectus, all dealers effecting transactions in the registered securities, whether or not participating in this distribution may be required to deliver a Prospectus. This is in addition to the obligation of dealers to deliver a Prospectus when acting as underwriters and with respect to their unsold allotments or subscriptions.

     ATEL CAPITAL EQUIPMENT FUND X, LLC is not a mutual fund or any other type of investment company within the meaning of the Investment Company Act of 1940 and is not regulated by that Act.












                               [GRAPHIC OMITTED]


                           ATEL SECURITIES CORPORATION
                        600 CALIFORNIA STREET, 6TH FLOOR
                             SAN FRANCISCO, CA 94108
                        1.800.543.ATEL - FAX 415.989.2536
                       email  ASC@ATEL.COM - www.atel.com

Exhibit 31.1
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:         3/26/2004

/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of Managing Member

Exhibit 31.2
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:         3/26/2004

/s/ Dean L. Cash
----------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Capital Equipment Fund X, LLC, (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:         3/26/2004



/s/ Dean L. Cash
---------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Capital Equipment Fund X, LP, (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:         3/26/2004



/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant