Form 10-Q
period 2004-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2004-05-14
CIK 1186258

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended March 31, 2004

       |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the transition period from _______ to _______

                        Commission File Number 000-50687

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

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

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


The number of Limited Liability Company Units outstanding as of March 31, 2004 was 6,075,101.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND X, LLC


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheets, March 31, 2004 and December 31, 2003.

          Statements of Operations for the three month periods ended March 31, 2004 and 2003

          Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the three month period ended March 31, 2004.

          Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003

          Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                     ASSETS

                                               March 31,           December 31,
                                                 2004               2003
                                                 ----               ----
                                              (Unaudited)
Cash and cash equivalents                        $33,546,348        $22,680,652
Accounts receivable                                        -              3,179
Prepaid syndication costs                            285,002            156,624
Due from affiliate                                         -            248,428
Investments in leases                             16,706,637         14,726,680
                                           ------------------ ------------------
Total assets                                     $50,537,987        $37,815,563
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Managing Member                                 $ 545,236          $ 472,041
   Other                                               1,890            127,131

Unearned operating lease income                      165,999            105,728
                                           ------------------ ------------------
Total liabilities                                    713,125            704,900

Members' capital                                  49,824,862         37,110,663
                                           ------------------ ------------------
Total liabilities and members' capital           $50,537,987        $37,815,563
                                           ================== ==================




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                    2004             2003
                                                    ----             ----
Revenues:
Leasing activities:
   Operating leases                                   $ 652,615             $ -
   Direct finance leases                                 27,537               -
Interest                                                 53,760               -
Other                                                       851               -
                                              ------------------ ---------------
                                                        734,763               -
Expenses:
Depreciation of operating lease assets                  586,853               -
Amortization of initial direct costs                     63,968               -
Professional fees                                        51,540               -
Cost reimbursements to Managing Member                   51,530               -
Asset management fees to Managing Member                 29,427               -
Franchise fees and taxes on income                       25,000               -
Other                                                    26,963               -
                                              ------------------ ---------------
                                                        835,281               -
                                              ------------------ ---------------
Net loss                                             $ (100,518)            $ -
                                              ================== ===============

Net income (loss):
   Managing Member                                     $ 72,998               -
   Other Members                                       (173,516)              -
                                              ------------------ ---------------
                                                     $ (100,518)            $ -
                                              ================== ===============

Net loss per Limited Liability Company Unit              ($0.03)          $0.00

Weighted average number of Units outstanding          5,178,906              10




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2004
                                   (Unaudited)


                                                    Other Members                  Managing
                                               Units             Amount             Member              Total
Balance December 31, 2002                               50              $ 500              $ 100              $ 600

Capital contributions                            4,483,332         44,833,320                  -         44,833,320
Less selling commissions to affiliates                   -         (4,034,999)                 -         (4,034,999)
Other syndication costs to affiliates                    -         (2,491,736)                 -         (2,491,736)
Distributions to Members                                 -           (937,496)           (76,013)        (1,013,509)
Net income (loss)                                        -           (258,926)            75,913           (183,013)
                                         ------------------ ------------------ ------------------ ------------------
Balance December 31, 2003                        4,483,382         37,110,663                  -         37,110,663

Capital contributions                            1,591,719         15,917,190                  -         15,917,190
Less selling commissions to affiliates                   -         (1,432,547)                 -         (1,432,547)
Other syndication costs to affiliates                    -           (696,624)                 -           (696,624)
Distributions to Members                                 -           (900,304)           (72,998)          (973,302)
Net income (loss)                                        -           (173,516)            72,998           (100,518)
                                         ------------------ ------------------ ------------------ ------------------
Balance March 31, 2004                           6,075,101        $49,824,862                $ -        $49,824,862
                                         ================== ================== ================== ==================







                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                                  2004               2003
                                                                  ----               ----
Operating activities:
Net loss                                                           $ (100,518)               $ -
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation of operating lease assets                             586,853                  -
   Amortization of initial direct costs                                63,968                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                               3,179                  -
      Prepaid syndication costs                                      (128,378)                 -
      Accounts payable, Managing Member                                73,195                  -
      Accounts payable, other                                        (125,241)                 -
      Unearned operating lease income                                  60,271                  -
                                                            ------------------ ------------------
Net cash provided by operating activities                             433,329                  -
                                                            ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                         (2,207,363)                 -
Payments of initial direct costs to Managing Member                  (482,687)                 -
Due from affiliate                                                    248,428                  -
Reduction of net investment in direct financing leases                 59,272                  -
                                                            ------------------ ------------------
Net cash used in investing activities                              (2,382,350)                 -
                                                            ------------------ ------------------

Financing activities:
Capital contributions received                                     15,917,190                  -
Payment of syndication costs to Managing Member                    (2,129,171)                 -
Distributions to Other Members                                       (900,304)                 -
Distributions to Managing Member                                      (72,998)                 -
                                                            ------------------ ------------------
Net cash provided by financing activities                          12,814,717                  -
                                                            ------------------ ------------------

Net increase in cash and cash equivalents                          10,865,696                  -

Cash and cash equivalents at beginning of period                   22,680,652                600
                                                            ------------------ ------------------
Cash and cash equivalents at end of period                        $33,546,348              $ 600
                                                            ================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                $ 511                $ -
                                                            ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


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

The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                                  Depreciation /
                                                                                   Amortization
                                                                                    Expense or
                                                Balance                           Amortization of        Balance
                                             December 31,                        Direct Financing       March 31,
                                                 2003             Additions           Leases              2004
                                                 ----             ---------           ------              ----

Net investment in operating leases               $12,967,263        $ 2,207,363         $ (586,853)       $14,587,773
Net investment in direct financing leases            735,451                  -            (59,272)           676,179
Initial direct costs, net of
   accumulated amortization of
   $130,373 in 2004 and
   $66,405  in 2003                                1,023,966            482,687            (63,968)         1,442,685
                                           ------------------ ------------------ ------------------ ------------------
                                                 $14,726,680        $ 2,690,050         $ (710,093)       $16,706,637
                                           ================== ================== ================== ==================

Operating leases:

Property on operating leases consists of the following:


                                     Balance                                                  Balance
                                  December 31,                          Depreciation         March 31,
                                      2003             Additions           Expense             2004
                                      ----             ---------           -------             ----
Mining                             $    2,000,000        $ 1,371,097        $         -        $ 3,371,097
Materials handling                      4,827,588            836,266                  -          5,663,854
Data processing                         1,046,434                  -                  -          1,046,434
Manufacturing                           5,848,508                  -                  -          5,848,508
                                ------------------ ------------------ ------------------ ------------------
                                       13,722,530          2,207,363                  -         15,929,893
Less accumulated depreciation            (755,267)                 -           (586,853)        (1,342,120)
                                ------------------ ------------------ ------------------ ------------------
                                   $   12,967,263       $  2,207,363        $  (586,853)      $ 14,587,773
                                ================== ================== ================== ==================

The average assumed residual values for assets on operating leases was 20% at March 31, 2004 and December 31, 2003. The weighted average term of the operating leases was 56 months at March 31, 2004 and 57 months at December 31, 2003.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Direct financing leases:

The following lists the components of the Company's investment in direct financing leases as of March 31, 2004:

Total minimum lease payments receivable                             $ 798,982
Estimated residual values of leased equipment (unguaranteed)            9,106
                                                                --------------
Investment in direct financing leases                                 808,088
Less unearned income                                                 (131,909)
                                                                --------------
Net investment in direct financing leases                           $ 676,179
                                                                ==============

All of the property on leases was acquired in 2003 and 2004.

At March 31, 2004, the aggregate amounts of future minimum lease payments to be received are as follows:

                                                             Direct
                                         Operating          Financing
                                          Leases             Leases              Total
Nine months ending December 31, 2004       $ 2,324,519          $ 254,744        $ 2,579,263
       Year ending December 31, 2005         3,099,359            337,764          3,437,123
                                2006         2,538,709            206,474          2,745,183
                                2007         2,066,627                  -          2,066,627
                                2008         1,575,103                  -          1,575,103
                          Thereafter           544,945                  -            544,945
                                     ------------------ ------------------ ------------------
                                           $12,149,262          $ 798,982        $12,948,244
                                     ================== ================== ==================


4.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon an estimate of actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


4. Related party transactions (continued):

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

During the three month periods ended March 31, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows:

                                                                                     2004               2003
                                                                                     ----               ----
Selling commissions (equal to 9% of the selling price of the Limited Liability
   Company Units, deducted from Other Members' capital)                              $ 1,432,547                $ -
Reimbursement of other syndication costs to AFS, deducted from
   Other Members' capital                                                                696,624                  -
Asset management fees to AFS                                                              29,427                  -
Costs reimbursed to AFS                                                                   51,530                  -
                                                                               ------------------ ------------------
                                                                                     $ 2,210,128                $ -
                                                                               ================== ==================

5.  Members' capital:

As of March 31, 2004, 6,075,101 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Members.

The Company's Net Income, Net Losses, and Distributions, as defined in the Limited Liability Company Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows in the three month period ended March 31, 2004:

Distributions                                              $      900,304

Weighted average number of Units outstanding                    5,178,906

Weighted average distributions per Unit                             $0.17


6.  Commitments:

As of March 31, 2004, the Company had outstanding commitments to purchase lease equipment of approximately $20,363,000.

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

During the funding period, the Company's primary source of liquidity will be subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Throughout the Reinvestment Period (as defined in the Limited Liability Company Operating Agreement), the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Members. At March 31, 2004, the Company had commitments to purchase lease assets totaling approximately $20,363,000. No other commitments of capital have been made.

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

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

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

Cash Flows

The Company is currently conducting a public offering of its Units. In 2004, the offering provided most of the Company's cash flows.

In 2004, our primary source of cash from operating sources was rents from operating leases.

During 2004, we used cash in investing activities to purchase operating lease assets and to pay initial direct costs to AFS. Sources of cash from investing activities consisted of rents from direct financing leases.

In 2004, financing sources of cash flows consisted solely of the proceeds of our public offering of Units. We used cash to pay for the costs of the offering and to make distributions to the Members.

Results of Operations

As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the fact that the initial portfolio acquisitions were not completed at March 31, 2004, the results of operations in 2004 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

In the first quarter of 2004, operations resulted in a net loss of $100,518. Our primary source of revenues is operating leases. We expect that operating leases will continue to be the primary source of revenues and that the amounts earned will increase as we continue to acquire additional lease assets. Our depreciation expense is directly related to the assets we have on operating leases. We also expect that depreciation expense will increase in future periods in relation to operating lease revenues as we acquire more assets.

Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Asset management fees in the first quarter of 2004 were $29,427 and costs reimbursements were $51,530. These amounts are expected to increase in future periods as the operations of the Company expand.


Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

         Inapplicable.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of the date of this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member of the Company had identified certain enhanced controls needed to facilitate a more effective closing of the Company's financial statements. During the first quarter of 2004 and since the end of the quarter, the Managing Member hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the Managing Member's chief executive and chief financial officers to ensure the adequacy of the Company's accounting controls and procedures.

The Managing Member's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company's financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

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

(7) Aggregate amount and offering price of securities registered and sold as of March 31, 2004:


                                                                                 Aggregate                            Aggregate
                                                                                 price of                             price of
                                                                                 offering                             offering
                                                               Amount             amount             Amount            amount
                                 Title of Security           Registered         registered            sold              sold
                                 -----------------           ----------         ----------            ----              ----

                           Limited Company units                 15,000,000       $150,000,000          6,075,051       $60,750,510

(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                                             Direct or indirect payments to
                                                              directors, officers, general
                                                            partners of the issuer or their
                                                             associates; to persons owning
                                                               ten percent or more of any           Direct or
                                                             class of equity securities of          indirect
                                                            the issuer; and to affiliates of       payments to
                                                             the issuer                              others             Total
                                                             ----------                              ------             -----

                           Underwriting discounts and
                           commissions                            $ 911,258                           $ 4,556,288       $ 5,467,546

                           Other expenses                                 -                             3,188,360         3,188,360

                                                          ------------------                    ------------------ -----------------
                           Total expenses                         $ 911,258                           $ 7,744,648       $ 8,655,906
                                                          ==================                    ================== =================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                                             $52,094,604

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                                             Direct or indirect payments to
                                                              directors, officers, general
                                                            partners of the issuer or their
                                                             associates; to persons owning
                                                               ten percent or more of any           Direct or
                                                             class of equity securities of          indirect
                                                            the issuer; and to affiliates of       payments to
                                                             the issuer                              others             Total
                                                             ----------                              ------             -----

                           Purchase and installation of
                           machinery and equipment              $ 1,573,058                           $16,975,198       $18,548,256

                           Working capital                                -                            33,546,348        33,546,348
                                                          ------------------                    ------------------ -----------------
                                                                $ 1,573,058                           $50,521,546       $52,094,604
                                                          ==================                    ================== =================

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

      2.  Other Exhibits

          31.1 Certification of Paritosh K. Choksi

          31.2 Certification of Dean L. Cash

          32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

(b) Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 11, 2004

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