Form 10-Q
period 2004-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2004-08-16
CIK 1186258

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended June 30, 2004

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

The number of Limited Liability Company Units outstanding as of June 30, 2004 was 7,848,412.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND X, LLC


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheets, June 30, 2004 and December 31, 2003.

     Statements of Operations for the six and three month periods ended June 30, 2004 and 2003

     Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the six month period ended June 30, 2004.

     Statements of Cash Flows for the six and three month periods ended June 30, 2004 and 2003

     Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2004 AND DECEMBER 31, 200
                                   (Unaudited)


                                     ASSETS


                                               June 30,         December 31,
                                                 2004               2003
                                                 ----               ----
                                              (Unaudited)

Cash and cash equivalents                        $40,427,700        $22,680,652
Accounts receivable                                   55,121              3,179
Prepaid syndication costs                                  -            156,624
Due from affiliate                                         -            248,428
Notes receivable                                   3,362,772                  -
Investments in leases                             21,152,674         14,726,680
                                           ------------------ ------------------
Total assets                                     $64,998,267        $37,815,563
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Managing Member                                 $ 530,106          $ 472,041
   Other                                             203,495            127,131

Deposits due to lessees                              177,433                  -
Unearned operating lease income                      111,036            105,728
                                           ------------------ ------------------
Total liabilities                                  1,022,070            704,900

Members' capital                                  63,976,197         37,110,663
                                           ------------------ ------------------
Total liabilities and Members' capital           $64,998,267        $37,815,563
                                           ================== ==================




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                     Six Months                           Three Months
                                                                   Ended June 30,                        Ended June 30,
                                                                   --------------                        --------------
                                                              2004               2003               2004               2003
                                                              ----               ----               ----               ----
Revenues:
Leasing activities:
   Operating leases                                           $ 1,551,070          $ 114,204          $ 898,455          $ 114,204
   Direct financing leases                                         55,092                  -             27,555                  -
Interest:
   Interest earned on cash deposits                               132,248                 87             78,488                 87
   Interest earned on notes receivable                             75,990                  -             75,990                  -
Other                                                               2,470                  -              1,619                  -
                                                        ------------------ ------------------ ------------------ ------------------
                                                                1,816,870            114,291          1,082,107            114,291
Expenses:
Depreciation of operating lease assets                          1,389,334            120,351            802,481            120,351
Amortization of initial direct costs                              152,191              5,694             88,223              5,694
Cost reimbursements to Managing Member                            114,362              1,999             62,832              1,999
Professional fees                                                  74,741             18,758             23,201             18,758
Asset management fees to Managing Member                           73,414              6,031             43,987              6,031
Franchise fees and state taxes                                     32,608                  -              7,608                  -
Other                                                              61,352             29,144             34,389             29,144
                                                        ------------------ ------------------ ------------------ ------------------
                                                                1,898,002            181,977          1,062,721            181,977
                                                        ------------------ ------------------ ------------------ ------------------
Net (loss) income                                               $ (81,132)         $ (67,686)          $ 19,386          $ (67,686)
                                                        ================== ================== ================== ==================

Net income (loss):
   Managing Member                                              $ 172,664            $ 2,794           $ 99,666            $ 2,794
   Other Members                                                 (253,796)           (70,480)           (80,280)           (70,480)
                                                        ------------------ ------------------ ------------------ ------------------
                                                                $ (81,132)         $ (67,686)          $ 19,386          $ (67,686)
                                                        ================== ================== ================== ==================

Net loss per Limited Liability Company Unit                        ($0.04)            ($0.12)            ($0.01)            ($0.12)

Weighted average number of Units outstanding                    6,094,349            611,691          6,934,588            611,691





                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE SIX MONTH PERIOD ENDED
                                  JUNE 30, 2004
                                   (Unaudited)


                                                    Initial Member                 Managing
                                               Units             Amount             Member              Total

Balance December 31, 2002                               50              $ 500              $ 100              $ 600

Capital contributions                            4,483,332         44,833,320                  -         44,833,320
Less selling commissions to affiliates                   -         (4,034,999)                 -         (4,034,999)
Other syndication costs to affiliates                    -         (2,491,736)                 -         (2,491,736)
Distributions to Members                                 -           (937,496)           (76,013)        (1,013,509)
Net income (loss)                                        -           (258,926)            75,913           (183,013)
                                         ------------------ ------------------ ------------------ ------------------
Balance December 31, 2003                        4,483,382         37,110,663                  -         37,110,663

Capital contributions                            3,387,030         33,870,300                  -         33,870,300
Less selling commissions to affiliates                   -         (3,048,327)                 -         (3,048,327)
Other syndication costs to affiliates                    -         (1,354,887)                 -         (1,354,887)
Rescissions of capital contributions               (20,000)          (190,452)                 -           (190,452)
Units repurchased                                   (2,000)           (18,239)                 -            (18,239)
Distributions to members                                 -         (2,139,065)          (172,664)        (2,311,729)
Net income (loss)                                        -           (253,796)           172,664            (81,132)
                                         ------------------ ------------------ ------------------ ------------------
Balance June 30, 2004                            7,848,412        $63,976,197                $ -        $63,976,197
                                         ================== ================== ================== ==================







                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                             2004               2003               2004               2003
                                                             ----               ----               ----               ----
Operating activities:
Net (loss) income                                              $ (81,132)         $ (67,686)          $ 19,386          $ (67,686)
Adjustments to reconcile net (loss) income to
   cash provided by operating activities:
   Depreciation of operating lease assets                      1,389,334            120,351            802,481            120,351
   Amortization of initial direct costs                          152,191              5,694             88,223              5,694
   Changes in operating assets and liabilities:
      Accounts receivable                                        (51,942)                 -            (55,121)                 -
      Prepaid syndication costs                                  156,624           (590,934)           285,002           (590,934)
      Accounts payable, Managing Member                           58,065            215,990            (15,130)           215,990
      Accounts payable, other                                     76,364              2,615            201,605              2,615
      Deposits due to lessees                                    177,433                  -            177,433                  -
      Unearned operating lease income                              5,308             44,607            (54,963)            44,607
                                                       ------------------ ------------------ ------------------ ------------------
Net cash provided by (used in) operations                      1,882,245           (269,363)         1,448,916           (269,363)
                                                       ------------------ ------------------ ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                    (7,083,267)        (2,182,126)        (4,875,904)        (2,182,126)
Note receivable advances                                      (3,406,496)                 -         (3,406,496)                 -
Payments of initial direct costs to Managing
   Member                                                       (654,686)          (207,693)          (171,999)          (207,693)
Purchases of equipment on direct financing leases               (359,717)                 -           (359,717)                 -
Due from affiliate                                               248,428                  -                  -                  -
Reduction of net investment in direct financing
   leases                                                        130,151                  -             70,879                  -
Payments received on notes receivable                             43,724                  -             43,724                  -
                                                       ------------------ ------------------ ------------------ ------------------
Net cash used in investing activities                        (11,081,863)        (2,389,819)        (8,699,513)        (2,389,819)
                                                       ------------------ ------------------ ------------------ ------------------

Financing activities:
Capital contributions received                                33,870,300         12,959,190         17,953,110         12,959,190
Payment of syndication costs to Managing
   Member                                                     (4,403,214)        (1,614,570)        (2,274,043)        (1,614,570)
Repurchases of units                                             (18,239)                 -            (18,239)                 -
Rescissions of capital contributions                            (190,452)                 -           (190,452)                 -
Distributions to Other Members                                (2,139,065)           (35,694)        (1,238,761)           (35,694)
Distributions to Managing Member                                (172,664)            (2,894)           (99,666)            (2,894)
                                                       ------------------ ------------------ ------------------ ------------------
Net cash provided by financing activities                     26,946,666         11,306,032         14,131,949         11,306,032
                                                       ------------------ ------------------ ------------------ ------------------

Net increase in cash and cash equivalents                     17,747,048          8,646,850          6,881,352          8,646,850
Cash and cash equivalents at beginning of
   period                                                     22,680,652                600         33,546,348                600
                                                       ------------------ ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                   $40,427,700        $ 8,647,450        $40,427,700        $ 8,647,450
                                                       ================== ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

The Company is in its acquisition phase and is making distributions on a monthly or quarterly basis.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                                         Depreciation /
                                                                                          Amortization
                                                                                           Expense or
                                                       Balance                           Amortization of        Balance
                                                    December 31,                        Direct Financing       June 30,
                                                        2003             Additions           Leases              2004
                                                        ----             ---------           ------              ----

Net investment in operating leases                      $12,967,263        $ 7,083,267       $ (1,389,334)       $18,661,196
Net investment in direct financing leases                   735,451            359,717           (130,151)           965,017
Initial direct costs, net of accumulated
   amortization of $218,596 in 2004 and $66,405
   in 2003                                                1,023,966            654,686           (152,191)         1,526,461
                                                  ------------------ ------------------ ------------------ ------------------
                                                        $14,726,680        $ 8,097,670       $ (1,671,676)       $21,152,674
                                                  ================== ================== ================== ==================

Net investment in operating leases:

Property on operating leases consists of the following:

                                    Balance                                                  Balance
                                 December 31,                          Depreciation         June 30,
                                     2003             Additions           Expense             2004
                                     ----             ---------           -------             ----
Manufacturing                     $    5,848,508      $           -                $ -        $ 5,848,508
Materials handling                     4,827,588          3,286,581                  -          8,114,169
Mining                                 2,000,000          1,371,097                  -          3,371,097
Transportation                                 -          2,392,301                  -          2,392,301
Data processing                        1,046,434             33,288                  -          1,079,722
                               ------------------ ------------------ ------------------ ------------------
                                      13,722,530          7,083,267                  -         20,805,797
Less accumulated depreciation           (755,267)                 -         (1,389,334)        (2,144,601)
                               ------------------ ------------------ ------------------ ------------------
                                  $   12,967,263        $ 7,083,267       $ (1,389,334)      $ 18,661,196
                               ================== ================== ================== ==================

The average assumed residual values for assets on operating leases was 22% at June 30, 2004 and 20% at December 31, 2003. The weighted average term of the operating leases was 55 months at June 30, 2004 and 57 months at December 31, 2003.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Net investment in direct financing leases:

The following lists the components of the Company's net investment in direct financing leases as of June 30, 2004:

Total minimum lease payments receivable                             $ 1,120,209
Estimated residual values of leased equipment (unguaranteed)             39,314
                                                                ----------------
Investment in direct financing leases                                 1,159,523
Less unearned income                                                   (194,506)
                                                                ----------------
Net investment in direct financing leases                             $ 965,017
                                                                ================

At June 30, 2004, the aggregate amounts of future minimum lease payments to be received are as follows:

                                                            Direct
                                        Operating          Financing
                                         Leases             Leases              Total
Six months ending December 31, 2004       $ 1,998,123          $ 258,519        $ 2,256,642
      Year ending December 31, 2005         4,010,668            498,331          4,508,999
                               2006         3,447,806            329,113          3,776,919
                               2007         2,809,847             34,246          2,844,093
                               2008         2,163,508                  -          2,163,508
                               2009           750,966                  -            750,966
                                    ------------------ ------------------ ------------------
                                          $15,180,918        $ 1,120,209        $16,301,127
                                    ================== ================== ==================



All of the property on leases was acquired in 2003 and 2004.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 21%. The notes are secured by the equipment financed. As of June 30, 2004, the minimum future payments receivable are as follows:

                             Year ending December 31,

                  Six months ending December 31, 2004         $ 479,616
                        Year ending December 31, 2005           856,986
                                                 2006           617,296
                                                 2007           447,024
                                                 2008           447,024
                                                 2009         1,818,006
                                                      ------------------
                                                              4,665,952
                   Less portion representing interest        (1,303,180)
                                                      ------------------
                                                            $ 3,362,772
                                                      ==================


5.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


5. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:


                                                          Six Months                           Three Months
                                                        Ended June 30,                        Ended June 30,
                                                        --------------                        --------------
                                                             2004               2003               2004               2003
                                                             ----               ----               ----               ----
Selling commissions (equal to 9% of the selling
   price of the Limited Liability Company units,
   deducted from Other Members' capital)                     $ 3,048,327        $ 1,166,327        $ 1,615,780        $ 1,166,327
Reimbursement of other syndication costs to
   AFS                                                         1,354,887            448,243            658,263            448,243
Costs reimbursed to AFS                                          114,362              1,999             62,832              1,999
Asset management fees to AFS                                      73,414              6,031             43,987              6,031
                                                       ------------------ ------------------ ------------------ ------------------
                                                             $ 4,590,990        $ 1,622,600        $ 2,380,862        $ 1,622,600
                                                       ================== ================== ================== ==================


6.  Members' capital:

As of June 30, 2004, 7,848,412 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to AFS.

Distributions to the Limited Partners were as follows:

                                                      Six Months                           Three Months
                                                    Ended June 30,                        Ended June 30,
                                                    --------------                        --------------
                                               2004               2003               2004               2003
                                               ----               ----               ----               ----
Distributions                                  $ 2,139,065           $ 35,694        $ 1,238,761           $ 35,694
Weighted average number of Units outstanding     6,094,349            611,691          6,934,588            611,691
Weighted average distributions per Unit             $ 0.35             $ 0.06             $ 0.18             $ 0.06


7.  Commitments:

As of June 30, 2004, the Company had outstanding commitments to purchase lease equipment totaling approximately $7,983,000.

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

Capital Resources and Liquidity

During the six and three month periods ended June 30, 2004 and 2003, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through June 30, 2004, the Company had received subscriptions for 7,870,712 Units ($78,707,120). As of June 30, 2004, 7,848,412 Units ($78,484,120) were issued and outstanding.

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

The Company anticipates reinvesting a portion of lease payments from owned assets on lease in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2004, such commitments totaled approximately $7,983,000.

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

Cash Flows

During the six and three month periods ended June 30, 2004 and 2003, the Company's primary source of liquidity was the proceeds of its public offering of Units.

During the three and six month periods ended June 30, 2004 and 2003, the Company's primary source of cash from operating activities was operating lease rents.

During 2004, sources of cash from investing activities consisted of collections of amounts due from an affiliate and cash flows from direct financing leases and notes receivable. In 2003, there were no sources of cash flows from investing activities. In 2004 and 2003 we used cash to purchase assets on operating leases and to pay initial direct costs to AFS. In 2004, we also used cash to purchase assets on direct financing leases and to make note receivable advances.

In 2004 and 2003, financing sources of cash flows consisted solely of the proceeds of our public offering of Units. We used cash to pay for the costs of the offering and to make distributions to the Members.

Results of operations

As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the fact that the initial portfolio acquisitions were not completed at June 30, 2004, the results of operations in 2004 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Operations resulted in a net loss of $81,132 for the six month period ended June 30, 2004 and net income of $19,386 for the three month period then ended. In 2003, operations resulted in a net loss of $67,686 for the six and three month periods. The Company's primary source of revenues is from operating leases. We expect that operating leases will continue to be the primary source of revenues and that the amounts earned will increase as we continue to acquire additional lease assets. Our depreciation expense is directly related to the assets we have on operating leases. We also expect that depreciation expense will increase in future periods in relation to operating lease revenues as we acquire more assets.

Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Asset management fees for the six and three month periods ended June 30, 2004 were $73,414 and $43,987, respectively and costs reimbursements were $114,362 and $62,832, respectively. These amounts are expected to increase in future periods as the operations of the Company expand.


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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt will be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases will be assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with a floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2004, there was no outstanding balance on the floating interest rate line of credit.


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

Item 2. Changes in Securities and Use of Proceeds

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

(7) Aggregate amount and offering price of securities registered and sold as of June 30, 2004:


                                                      Aggregate                             Aggregate
                                                      price of                              price of
                                                      offering                              offering
                                    Amount             amount             Amount             amount
      Title of Security           Registered         registered            sold               sold
      -----------------           ----------         ----------            ----               ----

Limited Company units                 15,000,000       $150,000,000          7,848,362        $78,483,620

(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                  Direct or indirect payments to
                                   directors, officers, general
                                 partners of the issuer or their
                                  associates; to persons owning
                                    ten percent or more of any           Direct or
                                  class of equity securities of          indirect
                                 the issuer; and to affiliates of       payments to
                                  the issuer                              others              Total
                                  ----------                              ------              -----

Underwriting discounts and
commissions                          $ 1,177,254                           $ 5,886,272        $ 7,063,526

Other expenses                                 -                             3,866,423          3,866,423

                               ------------------                    ------------------ ------------------
Total expenses                       $ 1,177,254                           $ 9,752,695        $10,929,949
                               ==================                    ================== ==================




(9) Net offering proceeds to the issuer after the total expenses in item 8:                   $67,553,671

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                  Direct or indirect payments to
                                   directors, officers, general
                                 partners of the issuer or their
                                  associates; to persons owning
                                    ten percent or more of any           Direct or
                                  class of equity securities of          indirect
                                 the issuer; and to affiliates of       payments to
                                  the issuer                              others              Total
                                  ----------                              ------              -----

Purchase and installation of
machinery and equipment              $ 1,745,058                           $25,380,913        $27,125,971

Working capital                                -                            40,427,700         40,427,700
                               ------------------                    ------------------ ------------------
                                     $ 1,745,058                           $65,808,613        $67,553,671
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

Date:
August 11, 2004

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