Form 10-Q
period 2004-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2004-11-15
CIK 1186258

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended September 30, 2004

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

The number of Limited Liability Company Units outstanding as of September 30, 2004 was 9,793,295.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND X, LLC


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheets, September 30, 2004 and December 31, 2003.

     Statements of Operations for the nine and three month periods ended September 30, 2004 and 2003.

     Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the nine month period ended September 30, 2004.

     Statements of Cash Flows for the nine and three month periods ended September 30, 2004 and 2003.

     Notes to Financial Statements.

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

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS


                                                               September 30,      December 31,
                                                                   2004               2003
                                                                   ----               ----
                                                                (Unaudited)

Cash and cash equivalents                                          $56,243,803        $22,680,652
Accounts receivable                                                    112,880              3,179
Prepaid syndication costs                                               17,990            156,624
Due from Managing Member                                                 2,060                  -
Due from affiliate                                                           -            248,428
Notes receivable                                                     3,773,700                  -
Investments in leases                                               20,298,132         14,726,680
                                                             ------------------ ------------------
Total assets                                                       $80,448,565        $37,815,563
                                                             ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Other                                                              $ 11,177          $ 127,131
   Managing Member                                                           -            472,041

Unadmitted subscription for limited liability company units            250,000                  -
Deposits due to lessees                                                187,291                  -
Unearned operating lease income                                        119,118            105,728
                                                             ------------------ ------------------
Total liabilities                                                      567,586            704,900

Members' capital                                                    79,880,979         37,110,663
                                                             ------------------ ------------------
Total liabilities and Members' capital                             $80,448,565        $37,815,563
                                                             ================== ==================




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                    Nine Months                           Three Months
                                                                Ended September 30,                   Ended September 30,
                                                                -------------------                   -------------------
                                                              2004               2003               2004               2003
                                                              ----               ----               ----               ----
Revenues:
Leasing activities:
   Operating leases                                           $ 2,556,361          $ 320,637        $ 1,005,291          $ 206,433
   Direct financing leases                                         94,245             15,990             39,153             15,990
Interest:
   Interest earned on cash deposits                               236,192             17,582            103,944             17,495
   Interest earned on notes receivable                            187,176                  -            111,186                  -
Other                                                               9,378                 78              6,908                 78
                                                        ------------------ ------------------ ------------------ ------------------
                                                                3,083,352            354,287          1,266,482            239,996
Expenses:
Depreciation of operating lease assets                          2,297,807            370,343            908,473            249,992
Amortization of initial direct costs                              236,315             25,422             84,124             19,728
Cost reimbursements to Managing Member                            222,833             15,858            108,471             13,859
Asset management fees to Managing Member                          131,935             16,656             58,521             10,625
Professional fees                                                  79,949             24,992              5,208              6,234
Franchise fees and state taxes                                     32,608                  -                  -                  -
Other                                                             104,181             71,889             42,829             42,745
                                                        ------------------ ------------------ ------------------ ------------------
                                                                3,105,628            525,160          1,207,626            343,183
                                                        ------------------ ------------------ ------------------ ------------------
Net (loss) income                                               $ (22,276)        $ (170,873)          $ 58,856         $ (103,187)
                                                        ================== ================== ================== ==================

Net income (loss):
   Managing Member                                              $ 300,132           $ 25,412          $ 127,468           $ 22,618
   Other Members                                                 (322,408)          (196,285)           (68,612)          (125,805)
                                                        ------------------ ------------------ ------------------ ------------------
                                                                $ (22,276)        $ (170,873)          $ 58,856         $ (103,187)
                                                        ================== ================== ================== ==================

Net loss per Limited Liability Company Unit                        ($0.05)            ($0.14)            ($0.01)            ($0.05)

Weighted average number of Units outstanding                    6,977,561          1,410,961          8,724,786          2,737,770





                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                                    Initial Member                 Managing
                                               Units             Amount             Member              Total
Balance December 31, 2002                               50              $ 500              $ 100              $ 600

Capital contributions                            4,483,332         44,833,320                  -         44,833,320
Less selling commissions to affiliates                   -         (4,034,999)                 -         (4,034,999)
Other syndication costs to affiliates                    -         (2,491,736)                 -         (2,491,736)
Distributions to Members                                 -           (937,496)           (76,013)        (1,013,509)
Net income (loss)                                        -           (258,926)            75,913           (183,013)
                                         ------------------ ------------------ ------------------ ------------------
Balance December 31, 2003                        4,483,382         37,110,663                  -         37,110,663

Capital contributions                            5,333,163         53,331,630                  -         53,331,630
Less selling commissions to affiliates                   -         (4,799,847)                 -         (4,799,847)
Other syndication costs to affiliates                    -         (1,507,753)                 -         (1,507,753)
Rescissions of capital contributions               (20,000)          (200,000)                 -           (200,000)
Units repurchased                                   (3,250)           (29,677)                 -            (29,677)
Distributions to members                                 -         (3,701,629)          (300,132)        (4,001,761)
Net income (loss)                                        -           (322,408)           300,132            (22,276)
                                         ------------------ ------------------ ------------------ ------------------
Balance September 30, 2004                       9,793,295        $79,880,979                $ -        $79,880,979
                                         ================== ================== ================== ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                     Nine Months                           Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                                 -------------------                   -------------------
                                                               2004               2003               2004               2003
                                                               ----               ----               ----               ----
Operating activities:
Net (loss) income                                                $ (22,276)        $ (170,873)          $ 58,856         $ (103,187)
Adjustments to reconcile net (loss) income to
   cash provided by operating activities:
   Depreciation of operating lease assets                        2,297,807            370,343            908,473            249,992
   Amortization of initial direct costs                            236,315             25,422             84,124             19,728
   Changes in operating assets and liabilities:
      Accounts receivable                                         (109,701)                 -            (57,759)                 -
      Due from Managing Member                                      (2,060)                 -             (2,060)                 -
      Prepaid syndication costs                                    138,634           (270,101)           (17,990)           320,833
      Accounts payable, Managing Member                           (472,041)           234,670           (530,106)            18,680
      Accounts payable, other                                     (115,954)            36,658           (192,318)            34,043
      Deposits due to lessees                                      187,291                  -              9,858                  -
      Unearned operating lease income                               13,390            105,584              8,082             60,977
                                                         ------------------ ------------------ ------------------ ------------------
Net cash provided by  operations                                 2,151,405            331,703            269,160            601,066
                                                         ------------------ ------------------ ------------------ ------------------

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                   (Continued)


                                                                     Nine Months                           Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                                 -------------------                   -------------------
                                                               2004               2003               2004               2003
                                                               ----               ----               ----               ----
Investing activities:
Purchases of equipment on operating leases                      (7,317,106)        (4,975,351)          (233,839)        (2,793,225)
Note receivable advances                                        (4,030,267)                 -           (623,771)                 -
(Payments) recoveries of initial direct costs to
   Managing Member                                                (586,549)          (475,458)            68,137           (267,765)
Purchases of equipment on direct financing leases                 (433,959)          (654,526)           (74,242)          (654,526)
Payments received on notes receivable                              256,567                  -            212,843                  -
Due from affiliate                                                 248,428                  -                  -                  -
Reduction of net investment in direct financing
   leases                                                          232,040             46,940            101,889             46,940
                                                         ------------------ ------------------ ------------------ ------------------
Net cash used in investing activities                          (11,630,846)        (6,058,395)          (548,983)        (3,668,576)
                                                         ------------------ ------------------ ------------------ ------------------

Financing activities:
Capital contributions received                                  53,331,630         30,257,390         19,461,330         17,298,200
Payment of syndication costs to Managing
   Member                                                       (6,307,600)        (4,408,839)        (1,904,386)        (2,794,269)
Distributions to Other Members                                  (3,701,629)          (314,651)        (1,562,564)          (278,957)
Distributions to Managing Member                                  (300,132)           (25,512)          (127,468)           (22,618)
Unadmitted subscriptions for limited liability
   company units                                                   250,000                  -            250,000                  -
Rescissions of capital contributions                              (200,000)                 -             (9,548)                 -
Repurchases of units                                               (29,677)                 -            (11,438)                 -
                                                         ------------------ ------------------ ------------------ ------------------
Net cash provided by financing activities                       43,042,592         25,508,388         16,095,926         14,202,356
                                                         ------------------ ------------------ ------------------ ------------------

Net increase in cash and cash equivalents                       33,563,151         19,781,696         15,816,103         11,134,846
Cash and cash equivalents at beginning of
   period                                                       22,680,652                600         40,427,700          8,647,450
                                                         ------------------ ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                     $56,243,803        $19,782,296        $56,243,803        $19,782,296
                                                         ================== ================== ================== ==================







                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                                        Depreciation /
                                                                                         Amortization
                                                                                          Expense or
                                                      Balance                           Amortization of        Balance
                                                   December 31,                        Direct Financing     September 30,
                                                       2003             Additions           Leases              2004
                                                       ----             ---------           ------              ----

Net investment in operating leases                     $12,967,263        $ 7,317,106       $ (2,297,807)       $17,986,562
Net investment in direct financing leases                  735,451            433,959           (232,040)           937,370
Initial direct costs, net of accumulated
   amortization of $302,720 in 2004 and $66,405
   in 2003                                               1,023,966            586,549           (236,315)         1,374,200
                                                 ------------------ ------------------ ------------------ ------------------
                                                       $14,726,680        $ 8,337,614       $ (2,766,162)       $20,298,132
                                                 ================== ================== ================== ==================

Net investment in operating leases:

Property on operating leases consists of the following:

                                    Balance                                                  Balance
                                 December 31,                          Depreciation       September 30,
                                     2003             Additions           Expense             2004
                                     ----             ---------           -------             ----
Materials handling                $    4,827,588        $ 3,520,420       $          -        $ 8,348,008
Manufacturing                          5,848,508                  -                  -          5,848,508
Mining                                 2,000,000          1,371,097                  -          3,371,097
Transportation                                 -          2,392,301                  -          2,392,301
Data processing                        1,046,434             33,288                  -          1,079,722
                               ------------------ ------------------ ------------------ ------------------
                                      13,722,530          7,317,106                  -         21,039,636
Less accumulated depreciation           (755,267)                 -         (2,297,807)        (3,053,074)
                               ------------------ ------------------ ------------------ ------------------
                                  $   12,967,263       $  7,317,106       $ (2,297,807)      $ 17,986,562
                               ================== ================== ================== ==================

The average assumed residual values for assets on operating leases was 22% at September 30, 2004 and 20% at December 31, 2003. The weighted average term of the operating leases was 55 months at September 30, 2004 and 57 months at December 31, 2003.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Net investment in direct financing leases:

The following lists the components of the Company's net investment in direct financing leases as of September 30, 2004:

Total minimum lease payments receivable                           $ 1,066,617
Estimated residual values of leased equipment (unguaranteed)           46,738
                                                            ------------------
Investment in direct financing leases                               1,113,355
Less unearned income                                                 (175,985)
                                                            ------------------
Net investment in direct financing leases                           $ 937,370
                                                            ==================

At September 30, 2004, the aggregate amounts of future minimum lease payments to be received are as follows:

                                                               Direct
                                           Operating          Financing
                                            Leases             Leases              Total
Three months ending December 31, 2004       $ 1,002,6674          $ 132,317        $ 1,134,984
        Year ending December 31, 2005          4,010,668            527,375          4,538,043
                                 2006          3,447,806            358,157          3,805,963
                                 2007          2,809,847             48,768          2,858,615
                                 2008          2,163,508                  -          2,163,508
                                 2009            714,512                  -            714,512
                                 2010             36,453                  -             36,453
                                       ------------------ ------------------ ------------------
                                             $14,185,461        $ 1,066,617        $15,252,078
                                       ================== ================== ==================



All of the property on leases was acquired in 2003 and 2004.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 21%. The notes are secured by the equipment financed. As of September 30, 2004, the minimum future payments receivable are as follows:

                           Year ending
                          December 31,
 Three months ending December 31, 2004         $ 287,5924
         Year ending December 31, 2005          1,144,318
                                  2006            843,897
                                  2007            535,210
                                  2008            447,024
                                  2009          1,818,005
                                        ------------------
                                                5,076,046
    Less portion representing interest         (1,302,346)
                                        ------------------
                                              $ 3,773,700
                                        ==================


5.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services. Reimbursable costs incurred by AFS are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:


                                                                Nine Months                            Three Months
                                                             Ended September 30,                   Ended September 30,
                                                             -------------------                   -------------------
                                                           2004               2003               2004               2003
                                                           ----               ----               ----               ----
Selling commissions (equal to 9% of the selling
   price of the Limited Liability Company units,
   deducted from Other Members' capital)                   $ 4,799,847        $ 2,723,165        $ 1,751,520        $ 1,556,838
Reimbursement of other syndication costs to
   AFS                                                       1,507,753          1,685,674            152,866          1,237,431
Payments (recoveries) of initial direct costs to AFS           586,549            475,458            (68,137)           267,765
Costs reimbursed to AFS                                        222,833             15,858            108,471             13,859
Reimbursements of other costs initially paid by
   AFS on behalf of the Company                                169,695             53,348             69,211             45,743
Asset management fees to AFS                                   131,935             16,656             58,521             10,625
                                                     ------------------ ------------------ ------------------ ------------------
                                                           $ 7,418,612        $ 4,970,159        $ 2,072,452        $ 3,132,261
                                                     ================== ================== ================== ==================


6.  Members' capital:

As of September 30, 2004, 9,793,295 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to AFS.

Distributions to the Limited Partners were as follows:

                                                        Nine Months                           Three Months
                                                    Ended September 30,                   Ended September 30,
                                                    -------------------                   -------------------
                                                  2004               2003               2004               2003
                                                  ----               ----               ----               ----
Distributions                                     $ 3,701,629          $ 314,651        $ 1,562,564          $ 278,957
Weighted average number of Units outstanding        6,977,561          1,410,961          8,724,786          2,737,770
Weighted average distributions per Unit                $ 0.53             $ 0.22             $ 0.18             $ 0.10


7.  Commitments:

As of September 30, 2004, the Company had outstanding commitments to purchase lease equipment totaling approximately $34,732,000.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


8.  Financing arrangement:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement            $  70,000,000
Term loan to AFS as of September 30, 2004                            (2,809,091)
                                                              ------------------
Total available under the acquisition and warehouse facilities       67,190,909

Amount  borrowed by the Company under the acquisition facility                -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               (14,300,000)
                                                              ------------------
Total remaining available under the acquisition and warehouse
   facilities                                                     $  52,890,909
                                                              ==================

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2004.

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

Capital Resources and Liquidity

During the nine and three month periods ended September 30, 2004 and 2003, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through September 30, 2004, the Company had received subscriptions for 9,841,545 Units ($98,415,450). As of September 30, 2004, 9,793,295 Units ($97,932,950)
were issued and outstanding.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement            $  70,000,000
Term loan to AFS as of September 30, 2004                            (2,809,091)
                                                              ------------------
Total available under the acquisition and warehouse facilities       67,190,909

Amount  borrowed by the Company under the acquisition facility                -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               (14,300,000)
                                                              ------------------
Total remaining available under the acquisition and warehouse
   facilities                                                     $  52,890,909
                                                              ==================

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 2004, such commitments totaled approximately $34,732,000.

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

Cash Flows

The Company is raising additional capital through its public offering of Units and is actively acquiring additional lease assets and is investing in additional notes receivable. As a result, the cash flows of the Company in the three and nine month periods ended September 30, 2004 and 2003 are not expected to be comparable.

During the nine and three month periods ended September 30, 2004 and 2003, the Company's primary source of liquidity was the proceeds of its public offering of Units.

During the three and nine month periods ended September 30, 2004 and 2003, the Company's primary source of cash from operating activities was operating lease rents.

During 2004, sources of cash from investing activities consisted of collections of amounts due from an affiliate and cash flows from direct financing leases and notes receivable. In 2003, sources of cash flows from investing activities consisted of cash flows from direct financing leases. In 2004 and 2003 we used cash to purchase assets on operating leases and direct financing leases and to pay initial direct costs to AFS. In 2004, we also used cash to make note receivable advances.

In 2004 and 2003, financing sources of cash flows consisted solely of the proceeds of our public offering of Units. We used cash to pay for the costs of the offering and to make distributions to the Members. In 2004, we also used cash to repurchase Units from investors and to rescind a purchase of Units.

Results of operations

As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the fact that the initial portfolio acquisitions were not completed at September 30, 2004, the results of operations in 2004 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Operations resulted in a net loss of $22,276 for the nine month period ended September 30, 2004 and net income of $58,856 for the three month period then ended. In 2003, operations resulted in a net losses of $170,873 and $103,187 for the nine and three month periods, respectively. The Company's primary source of revenues is from operating leases. We expect that operating leases will continue to be the primary source of revenues and that the amounts earned will increase as we continue to acquire additional lease assets. Our depreciation expense is directly related to the assets we have on operating leases. We also expect that depreciation expense and amortization of initial direct costs will increase in future periods as we acquire more assets.

Depreciation expense increased from $370,343 for the nine month period ended September 30, 2003 to $2,297,807 for the comparable period in 2004. For the three month periods in those years, depreciation expense increased from $249,992 to $908,473. Amortization expense increased from $25,422 for the nine month period ended September 30, 2003 to $236,315 for the comparable period in 2004. For the three month periods in those years, amortization expense increased from $19,728 to $84,124. Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Asset management fees for the nine and three month periods ended September 30, 2004 were $131,935 and $58,521, respectively and $16,656 and $10,625 in the comparable periods in 2003. Costs reimbursements were $222,833 and $108,471 for the nine and three month periods ended September 30, 2004, respectively. Cost reimbursements were $15,858 and $13,859 for the comparable periods in 2003. These am

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt will be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases will be assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with a floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2004, there was no outstanding balance on the floating interest rate line of credit.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

(5) The managing underwriter is ATEL Securities Corporation. (

6) The title of the registered class of securities is "Units of Limited Liability Company interest."

(7) Aggregate amount and offering price of securities registered and sold as of September 30, 2004:


                                                      Aggregate                             Aggregate
                                                      price of                              price of
                                                      offering                              offering
                                    Amount             amount             Amount             amount
      Title of Security           Registered         registered            sold               sold
      -----------------           ----------         ----------            ----               ----

Limited Company units                 15,000,000       $150,000,000          9,793,245        $97,932,450

(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                  Direct or indirect payments to
                                   directors, officers, general
                                 partners of the issuer or their
                                  associates; to persons owning
                                    ten percent or more of any           Direct or
                                  class of equity securities of          indirect
                                 the issuer; and to affiliates of       payments to
                                  the issuer                              others              Total
                                  ----------                              ------              -----

Underwriting discounts and
commissions                          $ 1,468,987                           $ 7,344,934        $ 8,813,921

Other expenses                                 -                             4,020,414          4,020,414

                               ------------------                    ------------------ ------------------
Total expenses                       $ 1,468,987                           $11,365,348        $12,834,335
                               ==================                    ================== ==================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                   $85,098,115

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                  Direct or indirect payments to
                                   directors, officers, general
                                 partners of the issuer or their
                                  associates; to persons owning
                                    ten percent or more of any           Direct or
                                  class of equity securities of          indirect
                                 the issuer; and to affiliates of       payments to
                                  the issuer                              others              Total
                                  ----------                              ------              -----

Purchase and installation of
machinery and equipment              $ 1,676,920                           $26,623,765        $28,300,685

Working capital                                -                            56,797,430         56,797,430
                               ------------------                    ------------------ ------------------
                                     $ 1,676,920                           $83,421,195        $85,098,115
                               ==================                    ================== ==================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits.

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

Date:
November 11, 2004

                       ATEL CAPITAL EQUIPMENT FUND X, LLC
                                  (Registrant)



                                   By: ATEL Financial Services, LLC
                                       Managing Member of Registrant




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