Form 10-K
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2005-03-30
CIK 1186258

Form 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Annual report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934 (fee required)
                       For the Year Ended December 31, 2004
                                       OR
                   |_| Transition report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934 (no fee required)
                       For the transition period from _______ to _______

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

The number of Limited Liability Company Units outstanding as of December 31, 2004 was 11,722,823.



                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated March 12, 2003, filed pursuant to Rule 424(b) (Commission File No. 000-50687) is hereby incorporated by reference into Part IV hereof.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of June 2, 2003, the Company had received subscriptions for 774,383 Units ($7,743,830), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The offering terminated on March 12, 2005, and subscriptions of 14,036,636 ($140,366,360) were received and accepted by the Company.

As of  December  31,  2004,  11,722,823  Units  ($117,228,230)  were  issued and outstanding.

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

Through December 31, 2004, the Company had purchased equipment with a total acquisition price of $42,851,084.

The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above. During 2004 and 2003, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                       Type of Equipment            2004        2003

GE Aircraft Engines          Manufacturing                22%          *
Ball Corporation             Materials handling           19%         26%
Colowyo Coal Company L.P.    Mining                       11%         37%
ARYx Therapeutics, Inc.      Telecommunications            *          14%

*  Less than 10%.

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

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2004 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt.

                        Purchase Price Excluding          Percentage of Total
Asset Types                 Acquisition Fees                 Acquisitions
Mining equipment              $16,022,058                           37.39%
Materials handling              9,657,329                           22.54%
Transportation                  7,946,939                           18.55%
Manufacturing                   6,960,296                           16.24%
Office automation               2,264,462                            5.28%
                            --------------                  ---------------
                              $42,851,084                          100.00%
                            ==============                  ===============

                        Purchase Price Excluding          Percentage of Total
Industry of Lessee          Acquisition Fees                 Acquisitions
Mining                        $18,008,699                           42.03%
Manufacturing                  14,943,509                           34.87%
Transportation                  7,099,966                           16.57%
Health Care                     2,798,910                            6.53%
                            --------------                  ---------------
                              $42,851,084                          100.00%
                            ==============                  ===============

For further information regarding the Company's equipment lease portfolio as of December 31, 2004, see Note 3 to the financial statements, Investment in leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Liability Company Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2004, a total of 2,760 investors were record holders of Units in the Company.

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

The rate for monthly distributions from 2004 operations was $0.0667 per Unit for January through December 2004. The distributions were paid in February through December 2004 and in January 2005. The rate for quarterly distributions paid in April, July, October 2004 and January 2005 was $0.20, per Unit. Distributions were from 2004 cash flows from operations.

The rate for monthly distributions from 2003 operations was $0.0667 per Unit for April through December 2003. The distributions were paid in May through December 2003 and in January 2004. The rate for quarterly distributions paid in July, October 2003 and January 2004 was $0.20, per Unit. Distributions were from 2003 cash flows from operations.

The following table presents summarized information regarding distributions to members other than the Managing Member ("Other Members"):

                                                2004            2003
Net loss per Unit, based on weighted
   average Units outstanding                       ($0.04)        $ (0.12)
Return of investment                                 0.75            0.54
                                            -------------- ---------------
Distributions per Unit, based on
   weighted average Units outstanding                0.72            0.42
Differences due to timing of distributions           0.08            0.18
                                            -------------- ---------------
Actual distribution rates per Unit                 $ 0.80          $ 0.60
                                            ============== ===============

Use of Proceeds from Registered Securities

Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

(1) Effective date of the offering: March 12, 2003; File Number: 000-50687

(2) Offering commenced: March 12, 2003

(3) The offering did not terminate before any securities were sold.

(4) The offering has not been terminated prior to the sale of all of the securities.

(5) The managing underwriter is ATEL Securities Corporation.

(6) The title of the registered class of securities is "Units of Limited Liability Company interest."

(7) Aggregate amount and offering price of securities registered and sold as of February 24, 2005:


                                                                        Aggregate                        Aggregate
                                                                         price of                         price of
                                                                         offering                         offering
                                                          Amount          amount           Units           amount
              Title of Security                         Registered      registered          sold            sold

         Units of Limited Liability Company interest      15,000,000    $150,000,000       12,920,745   $ 129,207,450

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

                         Underwriting discounts and
                         commissions                     $ 1,938,112                      $ 9,690,559    $ 11,628,671

                         Other expenses                            -                        6,710,372       6,710,372

                                                       --------------                  --------------- ---------------
                         Total expenses                  $ 1,938,112                     $ 16,400,931    $ 18,339,043
                                                       ==============                  =============== ===============

(9) Net offering proceeds to the issuer after the total expenses in item 8:                             $ 110,868,407

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                                     Direct or indirect payments to
                                                      directors, officers, Managing
                                                      Member of the issuer or their
                                                      associates; to persons owning
                                                        ten percent or more of any       Direct or
                                                       class of equity securities of      indirect
                                                     the issuer; and to affiliates of   payments to
                                                      the issuer                           others          Total
                         Purchase and installation of
                         machinery and equipment         $ 1,956,694                    $ 108,265,676   $ 110,222,370

                         Working capital                           -                          646,037         646,037
                                                       --------------                  --------------- ---------------
                                                         $ 1,956,694                    $ 108,911,713   $ 110,868,407
                                                       ==============                  =============== ===============

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2004, 2003 and 2002 and for the periods then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                           2004            2003             2002
Gross revenues                                           $ 4,969,654       $ 907,914              $ -
Net income (loss)                                          $ 169,752      $ (183,013)             $ -
Weighted average Units                                     7,913,617       2,229,909               10
Net loss allocated to Other Members                       $ (290,814)     $ (258,926)             $ -
Net loss per Unit, based on weighted
   average Units outstanding                                  ($0.04)         ($0.12)           $0.00
Distributions per Unit, based on weighted average
   Units outstanding                                          $ 0.72          $ 0.42              $ -
Total Assets                                             $95,527,159    $ 37,815,563            $ 600
Total Members' Capital                                   $94,861,396    $ 37,110,663            $ 600


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

Throughout the Reinvestment Period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members. At December 31, 2004, the Company had commitments to purchase lease assets totaling approximately $21,788,000.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004, the Company did not have any borrowings under the facility. Borrowings under the facility as of December 31, 2004, were as follows:

Total amount available under the financing arrangement           $  75,000,000
Term loan to AFS as of December 31, 2004                            (2,027,636)
                                                                 --------------
Total available under the acquisition and warehouse facilities      72,972,364

Amount borrowed by the Company under the acquisition facility                -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                        (30,500,000)
                                                                 --------------
Total remaining available under the acquisition and warehouse
   facilities                                                    $  42,472,364
                                                                 ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.

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

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of April 2003. The distribution was made in May 2003 and additional distributions have been consistently made through December 2004.

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

Cash Flows

2004 vs. 2003:

In both 2004 and 2003, our primary source of cash flow was from the public offering. Cash flows from financing activities increased from $37,293,076 in 2003 to $57,580,981 in 2004, an increase of $20,287,905. The increase is largely the result of the capital contributions received from investors. An additional 7,281,891 units were invested in 2004 compared to 4,483,332 units in 2003.
Offsetting this increase is a higher distributions amount of $5,675,247 to members in 2004 versus distributions of $937,496 in 2003, a difference of $4,737,751.

The Company has completed the public offering of its Units on March 12, 2005.

In 2004 and 2003, our primary source of cash from operating sources was rents from operating leases.

During 2004 and 2003, we used cash in investing activities to purchase operating and direct financing lease assets and advance notes receivable. Purchases of equipment on operating leases increased to $26,125,770 in 2004 from $14,144,965 in 2003, an rise of $11,980,805. Purchases of equipment on direct financing leases increased to $1,882,879 in 2004 from $697,468 in 2003. Note advances of $5,035,320 were made in 2004. No advances were made in 2003.

Results of Operations

As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2004, the results of operations in 2004 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

As of December 31, 2004 and 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                                             2004            2003
           Mining                             42%            14%
           Manufacturing                      31%            79%
           Transportation                     20%             *
           * less than 10%

In 2004 and 2003, operations resulted in a net income of $169,752 and a net loss of $183,013, respectively. Our primary source of revenues is operating leases. Operating lease revenues surged $3,265,846 from $786,291 in 2003 to $4,052,137 in 2004. Our depreciation expense is directly related to the assets we have on operating leases. As expected, depreciation on operating lease assets increased to $3,601,196 in 2004 from $796,842 in 2003.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Management fees in 2004 and 2003 were $211,761 and $48,550, respectively, and costs reimbursements were $356,797and $48,235, respectively. These amounts are expected to increase in future periods as the operations of the Company expand.

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

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R as of March 31, 2004 did not have a material impact on the Company's position, results of operations, or liquidity.

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

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases. Revenues from operating leases are recognized on as straight line basis over the lives of the related leases.

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

Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS, in conjunction with other companies it manages, has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with a floating interest rate revolving line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate revolving line of credit is repaid. As of December 31, 2004, the Company has not been included in the floating rate revolving line of credit as a borrower and there were no variable rate borrowings as of that date.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 24.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in members' capital and cash flows for each of the two years in the period ended December 31, 2004 and for the period from August 12, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC at December 31, 2004 and 2003, and the results of its operations and cash flows for the each of the two years in the period ended December 31, 2004 and for the period from August 12, 2002 (inception) through December 31, 2002, in conformity with U.S. generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                                     ASSETS

                                                      2004            2003

Cash and cash equivalents                          $ 50,767,859    $ 22,680,652
Accounts receivable                                     575,365           3,179
Notes receivable                                      4,549,389               -
Due from Managing Member                                363,397               -
Due from affiliate                                            -         248,428
Prepaid syndication costs                                     -         156,624
Other assets                                             62,499               -
Investments in leases                                39,208,650      14,726,680
                                                 --------------- ---------------
Total assets                                       $ 95,527,159    $ 37,815,563
                                                 =============== ===============


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Other                                               $ 64,249       $ 127,131
   Managing Member                                            -         472,041
Deposits due to lessees                                 131,017               -
Unearned operating lease income                         470,497         105,728
                                                 --------------- ---------------
Total liabilities                                       665,763         704,900

Members' capital                                     94,861,396      37,110,663
                                                 --------------- ---------------
Total liabilities and Members' capital             $ 95,527,159    $ 37,815,563
                                                 =============== ===============




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED DECEMBER 2004 AND 2003
                            AND FOR THE PERIOD ENDED
                           AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002


                                                   2004             2003            2002
Revenues:
Leasing activities:
   Operating leases                              $ 4,052,137        $ 786,291             $ -
   Direct finance leases                             153,357           44,134               -
   Gain on sales of assets                                 -           10,991               -
Interest:
Interest earned on cash deposits                     369,854           66,325               -
Interest earned on notes receivable                  316,451                -               -
Other                                                 77,855              173               -
                                              ---------------  --------------- ---------------
                                                   4,969,654          907,914               -
Expenses:
Depreciation of operating lease assets             3,601,196          796,842               -
Amortization of initial direct costs                 338,435           66,861               -
Asset management fees to Managing Member             211,761           48,550               -
Cost reimbursements to Managing Member               356,797           48,235               -
Professional fees                                    106,093           33,563               -
Franchise fees and state taxes                        31,886                -               -
Other                                                153,734           96,876               -
                                              ---------------  --------------- ---------------
                                                   4,799,902        1,090,927               -
                                              ---------------  --------------- ---------------
Net income (loss)                                  $ 169,752       $ (183,013)            $ -
                                              ===============  =============== ===============

Net income (loss):
   Managing Member                                 $ 460,566         $ 75,913               -
   Other Members                                    (290,814)        (258,926)              -
                                              ---------------  --------------- ---------------
                                                   $ 169,752       $ (183,013)            $ -
                                              ===============  =============== ===============

Net loss per Limited Liability Company Unit           ($0.04)          ($0.12)          $0.00

Weighted average number of Units outstanding       7,913,617        2,229,909              10




                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                   FOR THE YEARS ENDED DECEMBER 2004 AND 2003
                            AND FOR THE PERIOD ENDED
                           AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002



                                                               Other Members              Managing
                                                           Units          Amount           Member          Total

Initial capital contributions                                     50           $ 500            $ 100           $ 600
                                                       -------------- ---------------  --------------- ---------------
Balance December 31, 2002                                         50             500              100             600

Capital contributions                                      4,483,332      44,833,320                -      44,833,320
Less selling commissions to affiliates                             -      (4,034,999)               -      (4,034,999)
Other syndication costs to affiliates                              -      (2,491,736)               -      (2,491,736)
Distributions to other members ($0.42 per Unit)                    -        (937,496)         (76,013)     (1,013,509)
Net income (loss)                                                  -        (258,926)          75,913        (183,013)
                                                       -------------- ---------------  --------------- ---------------
Balance December 31, 2003                                  4,483,382      37,110,663                -      37,110,663

Capital contributions                                      7,281,891      72,818,910                -      72,818,910
Less selling commissions to affiliates                             -      (6,553,702)               -      (6,553,702)
Other syndication costs to affiliates                              -      (2,126,737)               -      (2,126,737)
Rescissions of capital contributions                         (39,200)       (392,000)               -        (392,000)
Units repurchased                                             (3,250)        (29,677)               -         (29,677)
Distributions to other members ($0.48 per Unit)                    -      (5,675,247)               -      (5,675,247)
Distributions to managing members                                  -               -         (460,566)       (460,566)
Net income (loss)                                                  -        (290,814)         460,566         169,752
                                                       -------------- ---------------  --------------- ---------------
Balance December 31, 2004                                 11,722,823    $ 94,861,396              $ -    $ 94,861,396
                                                       ============== ===============  =============== ===============



                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 2004 AND 2003
                            AND FOR THE PERIOD ENDED
                           AUGUST 12, 2002 (INCEPTION)
                            THROUGH DECEMBER 31, 2002

                                                                           2004             2003            2002
Operating activities:
Net income (loss)                                                          $ 169,752       $ (183,013)            $ -
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Gain on sales of assets                                                         -          (10,991)              -
   Gain on sale of marketable securities                                     (71,166)
   Depreciation                                                            3,601,196          796,842               -
   Amortization                                                              338,435           66,861               -
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (572,186)          (3,179)              -
Due from Managing Member                                                    (363,397)               -               -
      Prepaid syndication costs                                              156,624         (156,624)              -
      Accounts payable, Managing Member                                     (472,041)         472,041               -
      Accounts payable, other                                                (62,882)         127,131               -
Deposits due to lessees                                                      131,017                -               -
      Unearned operating lease income                                        364,769          105,728               -
                                                                      ---------------  --------------- ---------------
Net cash provided by operations                                            3,220,121        1,214,796               -
                                                                      ---------------  --------------- ---------------

Investing activities:
Purchases of equipment on operating leases                               (26,125,770)     (14,144,965)              -
Note receivable advances                                                  (5,035,320)               -               -
Proceeds from sales of assets                                                      -          257,206               -
Due from affiliate                                                           248,428         (248,428)              -
Purchases of equipment on direct financing leases                         (1,882,879)        (697,468)              -
Payments received on notes receivable                                        485,931                -               -
Payments of initial direct costs to Managing Member, net                    (866,326)      (1,092,193)              -
Reduction of net investment in direct financing leases                       453,374           98,028               -
Purchase of marketable securities                                            (62,499)               -               -
Proceeds from sale of marketable securities                                   71,166                -               -
                                                                      ---------------  --------------- ---------------
Net cash used in investing activities                                    (32,713,895)     (15,827,820)              -
                                                                      ---------------  --------------- ---------------

Financing activities:
Capital contributions received                                            72,818,910       44,833,320             600
Payment of syndication costs to Managing Member                           (8,680,439)      (6,526,735)              -
Repurchase of limited liability company units                                (29,677)               -               -
Rescissions of capital contributions                                        (392,000)               -               -
Distributions to Other Members                                            (5,675,247)        (937,496)              -
Distributions to Managing Member                                            (460,566)         (76,013)              -
                                                                      ---------------  --------------- ---------------
Net cash provided by financing activities                                 57,580,981       37,293,076             600
                                                                      ---------------  --------------- ---------------

Net increase in cash and cash equivalents                                 28,087,207       22,680,052             600

Cash and cash equivalents at beginning of period                          22,680,652              600               -
                                                                      ---------------  --------------- ---------------
Cash and cash equivalents at end of period                              $ 50,767,859     $ 22,680,652           $ 600
                                                                      ===============  =============== ===============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                       $ 615          $ 8,045             $ -
                                                                      ===============  =============== ===============



                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the Company) was formed under the laws of the state of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company may continue until December 31, 2021.

The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on April 9, 2003, the Company commenced operations. As of December 31, 2001, the Company had received subscriptions for 4,483,382 ($44,833,820) Units, including the Initial Members' Units. All of the Units were issued and outstanding as of December 31, 2004. The Company's offering will terminate on or before March 11, 2005.

ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the Managing Member of the Company.

The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units) (Note 5). The amount of such costs to be borne by the Company is limited by certain provisions of the Company's Operating Agreement.

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

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements at December 31 :

                                                     2004             2003
   Financial statement basis of net assets       $  94,861,396    $  37,815,563
   Tax basis of net assets (unaudited)             104,295,819       43,059,556
                                                ---------------  ---------------
   Difference                                    $   9,434,423    $   5,243,993
                                                ===============  ===============

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

                                DECEMBER 31, 2004

2. Summary of significant accounting policies (continued):

Income taxes (continued):

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company's federal tax return (unaudited) for each of the years ended December 31:

                                                   2004             2003
 Net income (loss) per financial statements    $     169,752    $    (183,013)
 Adjustment to depreciation expense               (6,013,054)        (778,726)
 Adjustments to lease revenues                       818,145          200,884
                                              ---------------  ---------------
 Net loss per federal tax return               $  (5,025,157)   $    (760,855)
                                              ===============  ===============

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, accounts and notes receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2004.

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

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company has not utilized derivative financial instruments.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R as of March 31, 2004 did not have a material impact on the Company's position, results of operations, or liquidity.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



3. Investment in leases:

The Company's investment in leases consists of the following:

                                                                        Depreciation /
                                                                        Amortization
                                                                         Expense or                            Net
                                          Balance                      Amortization of     Reclassi-         Balance
                                        December 31,                   Direct Financing  fications or     December 31,
                                           2003          Additions         Leases        Dispositions         2004

Net investment in operating leases      $ 12,967,263     $26,125,770     $ (3,601,196)       $ (994,445)   $ 34,497,392
Net investment in direct financing
   leases                                    735,451       1,882,879         (453,374)          994,445       3,159,401
Initial direct costs                       1,023,966         875,721         (338,435)           (9,395)      1,551,857
                                       --------------  --------------  ---------------  ----------------  --------------
                                        $ 14,726,680     $28,884,370     $ (4,393,005)         $ (9,395)   $ 39,208,650
                                       ==============  ==============  ===============  ================  ==============

All of the property on leases was acquired in 2003 and 2004.

Operating leases:

Property on operating leases consists of the following:


                                                                                                               Net
                                          Balance                                          Reclassi-         Balance
                                        December 31,   Depreciation                      fications or     December 31,
                                           2003           Expense        Additions       Dispositions         2004
Manufacturing                           $  5,848,508         $     -     $    689,352           $     -    $  6,537,860
Materials handling                         4,827,588               -        3,434,134          (994,445)      7,267,277
Mining                                     2,000,000               -       14,022,058                 -      16,022,058
Data processing                            1,046,434               -           33,288                 -       1,079,722
Transportation                                     -               -        7,946,938                 -       7,946,938
                                       --------------  --------------  ---------------  ----------------  --------------
                                          13,722,530               -       26,125,770          (994,445)     38,853,855
Less accumulated depreciation               (755,267)     (3,601,196)               -                 -      (4,356,463)
                                       --------------  --------------  ---------------  ----------------  --------------
                                        $ 12,967,263    $ (3,601,196)   $  26,125,770      $   (994,445)    $34,497,392)
                                       ==============  ==============  ===============  ================  ==============


The average assumed residual values for assets on operating leases was 21% at December 31, 2004.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investment in leases (continued):

Direct financing leases:

The following lists the components of the Company's investment in direct financing leases as of December 31, 2004:

Total minimum lease payments receivable                         $  3,326,851
Estimated residual values of leased equipment (unguaranteed)         338,680
                                                              ---------------
Investment in direct financing leases                              3,665,531
Less unearned income                                                (506,130)
                                                              ---------------
Net investment in direct financing leases                        $ 3,159,401
                                                              ===============

At December 31, 2004, the aggregate amounts of future minimum lease payments to be received are as follows:


                                            Direct
          Year ending     Operating       Financing
           December 31,    Leases           Leases            Total
                 2005    $ 7,128,867      $ 1,032,647      $ 8,161,51447
                 2006       6,566,005          863,430         7,429,435
                 2007       5,928,045          548,848         6,476,893
                 2008       5,281,707          483,446         5,765,153
                 2009       3,341,438          398,480         3,739,918
           Thereafter         198,766                -           198,766
                        --------------  ---------------  ----------------
                          $28,444,828      $ 3,326,851      $ 31,771,679
                        ==============  ===============  ================

4. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of December 31, 2004, the minimum future payments receivable are as follows:

                               Year ending
                               December 31,
                                      2005     $ 1,576,031
                                      2006       1,225,242
                                      2007         822,598
                                      2008         457,030
                                      2009       1,818,006
                                            ---------------
                                                 5,898,907
         Less portion representing interest     (1,349,518)
                                            ---------------
                                               $ 4,549,389
                                            ===============

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


5. Related party transactions:

The terms of the Limited Liability Company Operating  Agreement provide that AFS
and/or   affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Company.

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

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows for the year ended December 31, 2004:

                                                                                            2004            2003
Selling commissions (equal to 9% of the selling price of the Limited Liability
   Company Units, deducted from Other Members' capital)                                   $ 6,553,702       4,034,999
Reimbursement of other syndication costs to Managing Member, deducted from
   Other Members' capital                                                                   2,126,737       2,491,736
Asset management fees to AFS                                                                  211,761          48,550
Costs reimbursed to AFS                                                                       356,797          48,235
                                                                                       --------------- ---------------
                                                                                          $ 9,248,997     $ 6,623,520
                                                                                       =============== ===============

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2004 and 2003, the Managing Member made such payments of $234,835 and $98,402, respectively.

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

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


6. Members' capital:

As of December 31, 2004, 11,722,823 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units.

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to ATEL. In accordance with the terms of the of Operating Agreement, an additional allocations of income were made to AFS in 2004 and 2003. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of 2004 and 2003.

7. Commitments:

As of December 31, 2004, the Company had outstanding commitments to purchase lease equipment totaling approximately $21,778,000.

8. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS's credit committee review. The leases and notes receivable provide for the return of the equipment upon default.

As of December 31 2004 and 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                                                           2004            2003
                         Mining                             42%            14%
                         Manufacturing                      31%            79%
                         Transportation                     20%             *
         * Less than 10%

During 2004, three customers comprised 22%, 19% and 11% of the Company's revenues from leases. During 2003, three customers comprised 37%, 26% and 14% of the Company's revenues from leases.


9. Selected quarterly data (unaudited):

                                                         March 31,       June 30,      September 30,    December 31,
Quarter ended                                              2003            2003             2003            2003

Total revenues                                                   $ -       $ 114,291        $ 239,996       $ 553,627
Net loss                                                         $ -       $ (67,686)      $ (103,187)      $ (12,140)
Net income (loss) per Limited Liability Company Unit             $ -         $ (0.12)         $ (0.05)          $0.05

                                                         March 31,       June 30,      September 30,    December 31,
Quarter ended                                              2004            2004             2004            2004

Total revenues                                             $ 734,763     $ 1,082,107      $ 1,266,482     $ 1,886,302
Net income (loss)                                         $ (100,518)       $ 19,386         $ 58,856       $ 192,028
Net income (loss) per Limited Liability Company Unit         $ (0.03)        $ (0.01)         $ (0.01)          $0.01

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


10. Line of credit:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement           $  75,000,000
Term loan to AFS as of December 31, 2004                            (2,027,636)
                                                                 --------------
Total available under the acquisition and warehouse facilities      72,972,364

Amount borrowed by the Company under the acquisition facility                -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                        (30,500,000)
                                                                 --------------
Total remaining available under the acquisition and warehouse
   facilities                                                    $  42,472,364
                                                                 ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The Company has not borrowed under the line of credit. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.


11. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.

12. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

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

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG" or "ATEL"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

Dean L. Cash             Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi       Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter      Vice President and Controller of ACG, AFS, ALC, AEC and
                                AIS; Chief Financial Officer of ASC

Vasco H. Morais          Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 54, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 51, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 56, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 46, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2004 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

Through December 31, 2004, $10,571,421 of such commissions had been paid to AFS or its affiliate. Of that amount, $8,809,517 has been re-allowed to other broker/dealers.

Asset Management Fee

The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee are paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment.

AFS supervises performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

Asset Management Fee Limit:

The Asset Management Fee is subject to the Asset Management Fee Limit. The Asset Management Fee Limit is calculated each year during the Company's term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS's Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year is reduced to equal the maximum aggregate fees under the alternative fee schedule.

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

See Note 5 to the financial statements included in Item 8 for amounts paid.

Managing Member's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to AFS. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2004 and 2003.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2004, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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
                                     Name and Address of              Amount and Nature of             Percent
Title of Class                       Beneficial Owner                 Beneficial Ownership             of Class

Limited Liability                    ATEL Capital Group               Initial Limited Liability           0.0011%
Company Units                        600 California Street, 6th Floor Company Units
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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                        2004            2003
      Audit fees                     $     44,672   $      14,360
      Audit related fees                        -               -
      Tax fees                             17,878               -
      Other                                     -               -
                                    -------------- ---------------
                                         $ 62,550        $ 14,360
                                    ============== ===============

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

  (a)Financial Statements and Schedules
     1.  Financial Statements
         Included in Part II of this report:

          Report of Independent Registered Public Accounting Firm

          Balance Sheets at December 31, 2004 and 2003

          Statements of operations for the years ended December 31, 2004 and 2003 and for the period from August 12, 2002 (inception) through December 31, 2002

          Statements of Changes in Members' Capital for the years ended December 31, 2004 and 2003 and for the period from August 12, 2002 (inception) through December 31, 2002

          Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from August 12, 2002 (inception) through December 31, 2002

         Notes to Financial Statements

     2.  Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (b)Reports on Form 8-K for the fourth quarter of 2003 None.

  (c)Exhibits

          (3) and (4) Agreement of Limited Liability Company, included as Exhibit B to Prospectus, is incorporated herein by reference to the report on Form 10K for the period ended December 31, 2003 (File Number 333-100452) (Exhibit 28.1)

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

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



         Date:           3/29/2005

                       ATEL Capital Equipment Fund X, LLC
                                       (Registrant)


         By: ATEL Financial Corporation,
             Managing Member of Registrant



            By:   /s/ Dean L. Cash
                  -----------------------
                  Dean Cash
                  President of ATEL Financial Services LLC (Managing Member)





            By:   /s/ Paritosh K. Choksi
                  -----------------------
                  Paritosh K. Choksi
                  Executive Vice President of ATEL Financial
                  Services LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                         CAPACITIES                             DATE



     /s/ Dean L. Cash     President, Chairman and Chief Executive      3/29/2005
------------------------  Officer of ATEL Financial Services LLC
        Dean Cash



  /s/ Paritosh K. Choksi  Executive Vice President and director of     3/29/2005
------------------------  ATEL Financial Services LLC, Principal
    Paritosh K. Choksi    financial officer of registrant; principal
                          financial officer and director of ATEL
                          Financial Services LLC




 /s/ Donald E. Carpenter Principal accounting officer of registrant; 3/29/2005 ------------------------ principal accounting officer of ATEL
   Donald E. Carpenter    Financial Services LLC








No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.