Form 10-Q
period 2005-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2005-05-16
CIK 1186258

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
                       March 31, 2005

                  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the transition period from ____  to ____

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


  The number of Limited Liability Company Units outstanding as of March 31, 2005 was 14,026,311.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND X, LLC



                                      Index



  Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

     Balance Sheets, March 31, 2005 and December 31, 2004.

     Statements of Operations for the three month periods ended March 31, 2005 and 2004.

     Statements of Changes in Members' Capital for the year ended December 31, 2004 and for the three month period ended March 31, 2005.

     Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

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

  Item 5. Other Information

  Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION


  Item 1.  Financial Statements (unaudited).



                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2005 AND DECEMBER 31, 2004



                                     ASSETS

                                                             March 31,
                                                                2005                December 31,
                                                                ----
                                                            (Unaudited)                 2004
Cash and cash equivalents                                  $     61,134,882         $    50,767,859
Accounts receivable                                                 996,115                 575,365
Notes receivable                                                  4,857,204               4,549,389
Due from Managing Member                                                  -                 123,158
Prepaid syndication costs                                            80,956                       -
Other assets                                                        282,782                 302,738
Investment in leases                                             47,095,577              39,208,650
                                                         --- -----------------   ---- ---------------
Total assets                                               $    114,447,516         $    95,527,159
                                                         === =================   ==== ===============


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
    Managing Member                                        $       348,941          $             -
    Other                                                            8,235                   64,249
Deposits due to lessees                                            131,017                  131,017
Unearned operating lease income                                    787,074                  470,497
                                                         --- ----------------    ---- ---------------
Total liabilities                                                1,275,267                  665,763
                                                         --- ----------------    ---- ---------------

Members' capital:                                              113,172,249               94,861,396
                                                         --- ----------------    ---- ---------------
Total liabilities and Members' capital                     $   114,447,516          $    95,527,159
                                                         === ================    ==== ===============


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Revenues:                                                                                       2005                     2004
                                                                                                ----                     ----
Leasing activities:
Operating leases                                                                      $          1,834,923       $          652,615
Direct financing leases                                                                             65,184                   27,537
Interest                                                                                           314,827                   53,760
Other                                                                                                1,385                      851
                                                                                      ---- ----------------    ---- ----------------
                                                                                                 2,216,319                  734,763
Expenses:
Depreciation of operating lease assets                                                           1,409,634                  586,853
Amortization of initial direct costs                                                               122,882                   63,968
Asset management fees to Managing Member                                                            95,215                   29,427
Cost reimbursements to Managing Member                                                             166,733                   51,530
Professional fees                                                                                   23,490                   51,540
Franchise fees and taxes                                                                                 -                   25,000
Other                                                                                               69,200                   26,963
                                                                                      ---- ----------------    ---- ----------------
                                                                                                 1,887,154                  835,281
                                                                                      ---- ----------------    ---- ----------------
Net income (loss)                                                                     $            329,165       $        (100,518)
                                                                                      ==== ================    ==== ================

Net income (loss):
Managing Member                                                                       $            188,829       $           72,998
Other Members                                                                                      140,336                (173,516)
                                                                                      ---- ----------------    ---- ----------------
                                                                                      $            329,165       $        (100,518)
                                                                                      ==== ================    ==== ================
                                                                                      ==== ================    ==== ================


Net income (loss) per Limited Liability Company Unit (Other Members)                  $               0.01       $           (0.03)

Weighted average number of Units outstanding                                                    12,788,821                5,178,906





                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2005
                                   (Unaudited)



                                                    Other Members
                                               Units                Amount         Managing Member            Total
                                               -----                ------                  ------            -----

Balance December 31, 2003                 4,483,382        $     37,110,663        $           -         $     37,110,663

Capital Contributions                     7,281,891              72,818,910                    -               72,818,910
Less selling commissions to
  affiliates                                      -              (6,553,702)                   -              (6,553,702)
Other syndication costs to affiliates             -              (2,126,737)                   -              (2,126,737)
Rescissions of capital contributions       (39,200)                (392,000)                   -                (392,000)
Units repurchased                           (3,250)                 (29,677)                   -                 (29,677)
Distributions to other members
  ($0.48 per Unit)                                -              (5,675,247)                   -              (5,675,247)
Distributions to Managing Member                  -                       -             (460,566)               (460,566)
Net income (loss)                                 -                (290,814)             460,566                  169,752
                                       --------------    --- ----------------    --- --------------    --- -----------------
Balance December 31, 2004                11,722,823              94,861,396                    -               94,861,396

Capital Contributions                     2,313,488              23,134,880                    -               23,134,880
Less selling commissions to
  affiliates                                      -              (2,082,139)                   -              (2,082,139)
Other syndication costs to affiliates             -                (454,817)                   -                (454,817)
Units repurchased                          (10,000)                 (93,446)                   -                 (93,446)
Distributions to other members
  ($0.17 per Unit)                                -              (2,333,961)                   -              (2,333,961)
Distributions to Managing Member                  -                       -             (188,829)               (188,829)
Net income                                        -                 140,336              188,829                  329,165
                                       --------------    --- ----------------    --- --------------    --- -----------------
Balance March 31, 2005                   14,026,311        $    113,172,249        $           -         $    113,172,249
                                       ==============    === ================    === ==============    === =================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED

                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Operating activities                                                                   2005                    2004
                                                                                       ----                    ----
Net income (loss)                                                               $      329,165          $     (100,518)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation of operating lease assets                                            1,409,634                 586,853
   Amortization of initial direct costs                                                122,882                  63,968
   Changes in operating assets and liabilities:
     Accounts receivable                                                              (420,750)                  3,179
     Due from Managing Member                                                          123,158                       -
     Prepaid syndication costs                                                         (80,956)               (128,378)
     Accounts payable, Managing Member                                                 348,941                  73,195
     Accounts payable, other                                                           (56,014)               (125,241)
     Other assets                                                                       19,956                       -
     Unearned operating lease income                                                   316,577                  60,271
                                                                              --- ----------------     -- ----------------
Net cash provided by operating activities                                            2,112,593                 433,329
                                                                              --- ----------------     -- ----------------

Investing activities:
Purchases of equipment on operating leases                                          (9,134,058)             (2,207,363)
Investment in notes receivable                                                        (593,489)                      -
Due from affiliates                                                                          -                 248,428
Reduction in net investment on notes receivable                                        285,674                       -
Payments of initial direct cost to Managing Member, net                               (478,836)               (482,687)
Reduction of net investment in direct financing leases                                 193,451                  59,272
                                                                              --- ----------------     -- ----------------
Net cash used in investing activities                                               (9,727,258)             (2,382,350)
                                                                              --- ----------------     -- ----------------

Financing activities:
Capital contributions received                                                      23,134,880              15,917,190
Payment of syndication costs to Managing Member                                     (2,536,956)             (2,129,171)
Repurchase of limited liability company units                                          (93,446)                      -
Distributions to Other Members                                                      (2,333,961)               (900,304)
Distributions to Managing Member                                                      (188,829)                (72,998)
                                                                              --- ----------------     -- ----------------
Net cash provided by financing activities                                           17,981,688              12,814,717
                                                                              --- ----------------     -- ----------------

Net increase in cash and cash equivalents                                           10,367,023              10,865,696

Cash and cash equivalents at beginning of period                                    50,767,859              22,680,652
                                                                              --- ----------------     -- ----------------
Cash and cash equivalents at end of period                                      $   61,134,882          $   33,546,348
                                                                              === ================     == ================


                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                            THREE MONTH PERIODS ENDED

                             MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                                                       2005                    2004
                                                                                       ----                    ----

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                                        $            -          $          511
                                                                              === ================     == ================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  1. Summary of significant accounting policies:

   Basis of presentation:

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
   (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

   Certain prior period amounts have been reclassified to conform to current period presentation.

   These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

   Revenue recognition:

   Operating leases
   Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally expected to be for 36 to 84 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


1.       Summary of significant accounting policies (continued):

   Direct finance leases
   Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

   Notes receivable
   Income from notes receivable is reported using the financing method of accounting. The Company's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

   Initial direct costs:

   The Company capitalizes initial direct costs associated with the acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

   Segment Reporting:

   The Company adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assts and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Company operates in one reportable operating segment in the United States.


  2.  Organization and Limited Liability Company matters:

   ATEL Capital Equipment Fund X, LLC (the Company) was formed under the laws of the state of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company may continue until December 31, 2021.

   The Company conducted a public offering of 15,000,000 Limited Liability Company Units (Units) at a price of $10 per Unit. Upon the sale of the minimum amount of Units of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on April 9, 2003, the Company commenced operations. The Company's offering terminated on March 11, 2005.

   As of  March  31,  2005  14,026,311  Units  ($140,263,110)  were  issued  and outstanding.

   As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

   ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the Managing Member of the Company.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  2.  Organization and Limited Liability Company matters (continued):

   The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Company is limited by certain provisions of the Company's Operating Agreement.

   The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

   The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis.

  3. Investment in equipment leases:

  The Company's investment in leases consists of the following:

                                    Balance               Additions          Depreciation/             Balance
                                                          ---------
                                                                             Amortization
                                                                              Expense or
                                                                            Amortization of
                                  December 31,                             Direct Financing           March, 31,
                                      2004                                      Leases                   2005
                                      ----                                      ------                   ----

Net investment in operating
  leases                          $   34,497,392         $    9,134,058       $   (1,409,634)       $     42,221,816
Net investment in direct
  financing leases                     3,159,401                    -               (193,451)              2,965,950
Initial direct costs, net of
  accumulated amortization of
  $527,323 in 2005 and
  $404,837 in 2004                     1,551,857                478,836             (122,882)              1,907,811
                                --- ---------------    --- -------------    --- --------------    --- --------------
                                  $   39,208,650         $    9,612,894       $   (1,725,967)       $     47,095,577
                                === ===============    === =============    === ==============    === ==============

  All of the property on leases was acquired in 2003, 2004 and 2005.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  3. Investment in equipment leases (continued):

  Operating leases:

  Property on operating leases consists of the following:

                                              Balance             Additions and          Balance March
                                            December 31,
                                                2004              Depreciation              31, 2005
                                                ----              ------------                  ----
Manufacturing                           $      6,537,860         $      2,319,980       $        8,857,840
Materials handling                             7,267,277                  822,581                8,089,858
Mining                                        16,022,058                        -               16,022,058
Data Processing                                1,079,722                        -                1,079,722
Transportation                                 7,946,938                        -                7,946,938
Transportation, rail                                   -                5,991,497                5,991,497
                                       -- -----------------    --- ----------------    -- ----------------
                                              38,853,855                9,134,058              47,987,913
Less accumulated depreciation                 (4,356,463)              (1,409,634)             (5,766,097)
                                       -- -----------------    --- ----------------    -- ----------------
                                        $     34,497,392         $      7,724,424       $       42,221,816
                                       == =================    === ================    == ================

  Direct financing leases:

  The following lists the components of the Company's investment in direct financing leases as of March 31, 2005:

Total minimum lease payments receivable                     $         3,068,216
Estimated residual values of leased equipment (unguaranteed)            338,680
                                                            ---- --------------
Investment in direct financing leases                                 3,406,896
Less unearned income                                                   (440,946)
                                                            ---- --------------
Net investment in direct financing leases                   $         2,965,950
                                                            ==== ==============

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  3. Investment in leases (continued):

  At March 31, 2005, the aggregate amounts of future minimum lease payments to be received are as follows:

                                    Operating Leases       Direct Financing            Total
                                              ------                                   -----
                                                                Leases
Nine months ending December 31, 2005 $       6,379,421        $       774,012     $       7,153,433
       Year ending December 31, 2006         7,546,296                863,430             8,409,726
                                2007         6,908,337                548,848             7,457,185
                                2008         6,198,727                483,446             6,682,173
                                2009         4,237,369                398,480             4,635,849
                                2010           646,731                      -               646,731
                                     -- --------------        -- ------------     -- --------------
                                      $     31,916,881         $    3,068,216      $     34,985,097
                                     == ==============        == ============     == ==============


   The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:


                  Equipment category                Useful Life
                  ------------------                -----------
                  Mining                              30 - 40
                  Manufacturing                       10 - 20
                  Materials Handling                   7 - 10
                  Transportation                       7 - 10
                  Data processing                      3 - 5

  4.  Notes receivable:

  The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of March 31, 2005, the minimum future payments receivable are as follows:


          Nine months ending December 31, 2005     $       1,350,844
                 Year ending December 31, 2006             1,455,213
                                          2007             1,045,128
                                          2008               517,890
                                          2009             1,818,006
                                               ----- ---------------
                                                           6,187,081
           Less portion representing interest             (1,329,877)
                                               ----- ---------------
                                                   $       4,857,204
                                               ===== ===============

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  5.  Related party transactions:

  The terms of the Limited Liability Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

  The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

  Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

  During the three month periods ended March 31, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows:

                                                                                            2005                 2004
                                                                                            ----                 ----

  Selling commissions, equal to 9% of the selling price of the Limited Liability
     Company units, deducted from Other Members' capital)                           $         2,082,139      $     1,432,547
  Reimbursement of other syndication costs to AFS, deducted from Others Members'                454,817              696,624
     capital
  Asset management fees to AFS                                                                   95,215               29,427
                                                                                  --- ----------------- -- --- -------------
                                                                                    $         2,632,171      $     2,158,598
                                                                                  === =================    === =============

  The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the three month periods ended March 31, 2005 and 2004, the Managing Member made such payments of $57,978 and $24,097, respectively.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  6.  Members' capital:

  As of March 31, 2005, 14,026,311 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Members.

  The Company's Net Income, Net Losses, and Distributions, as defined in the Limited Liability Company Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to AFS.

  Distributions to the Other Members were as follows:

                                                    Three Months Ended
                                                         March 31,
                                                 2005               2004
                                                 ----               ----
  Distributions                               $     2,333,961    $       900,304
  Weighted average number of Units outstanding     12,788,821          5,178,906
  Weighted average distributions per Unit     $          0.18    $          0.17


  7.  Commitments:

  As of March 31, 2005, the Company had outstanding commitments to purchase lease equipment of approximately $27,479,000. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

  The  following  table   summarizes  the  expected   funding  dates  for  these
commitments:

                  Year ending December 31,          Amount committed
                  -------------------------         ----------------
                           2005                        $27,479,000

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  8.  Financing Arrangement:

  The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement         $ 75,000,000
Term loan to AFS as of March 31, 2005                           (1,482,182)
                                                              --------------
Total available under the acquisition and warehouse facilities   73,517,818

Amount borrowed by the Company under the acquisition facility             -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility           (16,000,000)
                                                              --------------
Total remaining available under the acquisition and
   warehouse facilities                                        $ 57,517,818
                                                              ==============

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

  The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2005.

                       ATEL CAPITAL EQUIPMENT FUND X, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  9.  Guarantees:

  The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

  In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company's contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company's contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company's similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

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

  The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement         $ 75,000,000
Term loan to AFS as of March 31, 2005                           (1,482,182)
                                                              --------------
Total available under the acquisition and warehouse facilities   73,517,818

Amount borrowed by the Company under the acquisition facility             -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility           (16,000,000)
                                                              --------------
Total remaining available under the acquisition and
   warehouse facilities                                        $ 57,517,818
                                                              ==============
  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

  To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services LLC ("AFS"), ATEL Leasing Corporation ("ALC"), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity's pro-rata share in the warehousing trust estate. The "pro-rata share" is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

  The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2005.

  The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Members.

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

  If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company's debt obligations, see Note 8 in the notes to the financial statements in Item 1.

  As of March 31, 2005, the Company had outstanding commitments to purchase lease equipment of approximately $27,479,000. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

  The  following  table   summarizes  the  expected   funding  dates  for  these
commitments:

                    Year ending December 31,        Amount committed
                                 2005                 $27,479,000


  Cash Flows

  The  Company's  offer  terminated  on March 11, 2005.  The  offering  provided
  $23,134,880  and  $15,917,190,   in  the  first  quarter  of  2005  and  2004,
  respectively, of the Company's total cash flows.

  In the first quarters of 2005 and 2004, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

  During the first quarter of 2005 and 2004, the majority of cash used in investing activities related to the purchase of operating lease assets. Purchases of operating lease assets increased to $9,134,058 in the first quarter of 2005 from $2,207,363 in the first quarter of 2004.

  Other uses of cash for investing activities consisted of payments of initial direct cost associated with lease asset purchases, and advances on notes receivable. Payments of initial direct cost were $478,836 and $482,687 for the first quarter of 2005 and 2004, respectively. Advances on notes receivable were $593,489 in the first quarter of 2005. No amounts were invested in notes receivable in the first quarter of 2004.

  The Company acquired $9,134,058 of equipment on operating leases during the three month period ended March 31, 2005. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2004 and the three month period ended March 31, 2005:

               Equipment Purchased in:        Utilization by Year
                                              2005       2004
                        2005                  100%         -
                        2004                  100%       100%

  It is the Company's objective to maintain a 100% utilization rate for all equipment. As discussed above, the Company remains in an acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company's public offering of Units. Initial lease terms will generally be from 36 to 84 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages. Sources of cash from investing activities consisted of rents from direct financing leases and from payments due on advance notes receivables.


  As noted earlier, proceeds of our public offering of Units was our main source of financing activity for the first quarter of 2005 and 2004. Financing uses of cash included distributions to Members and payment for costs related to the offering. In the first quarter of 2005 and 2004, distributions were made to the Members in the amount of $2,522,790 and $973,302, respectively.

  Results of Operations

  As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the fact that the initial portfolio acquisitions were not completed as of March 31, 2005, the results of operations in the first quarter of 2005 and 2004 are not expected to be comparable between quarters or to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

  In the quarter ended March 31, 2005, operations resulted in net income of $329,165 compared to a net loss of $100,518 in the quarter ended March 31, 2004. In the first quarter of 2005 and 2004, our primary source of revenues was from operating leases. In the first quarter of 2005, operating lease rents increased to $1,834,923 from $652,615 in the first quarter of 2004. We expect that operating leases will continue to be the primary source of revenues and that the amounts earned will increase as we continue to acquire additional lease assets.

  Depreciation expense is directly related to the operating lease assets. Depreciation expense increased to $1,409,634 in the first quarter of 2005 from $586,853 in the first quarter of 2004. We expect that depreciation expense will increase in future periods in relation to operating lease revenues as we continue to acquire more assets.

  Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled to certain fees and reimbursements of costs. Asset management fees in the first quarter of 2005 and 2004 were $95,215 and $29,427, respectively.
  Costs reimbursements over the same period were $166,733 and $51,530, respectively. These amounts are expected to increase in future periods as the operations of the Company expand.


  Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

  The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations. In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of March 31, 2005 and 2004, there were no outstanding balances on the floating interest rate line of credit.


  Item 4.  Controls and procedures.

  Evaluation of disclosure controls and procedures

  Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of March 31, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

  As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member had identified certain enhanced controls needed to facilitate a more effective closing of the Company's financial statements. Specifically, the Company's auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL's accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management's review of the effectiveness of internal disclosure controls and procedures of the Company as of March 31, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Company and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Company and related programs for 2004 were issued with unqualified opinions of the independent accountants. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the Managing Member's chief executive and chief financial officers to ensure the adequacy of the Company's disclosure and accounting controls and procedures.

  The Managing Member's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.


  Changes in internal controls

  There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraph


                           PART II. OTHER INFORMATION


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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

(7) Aggregate amount and offering price of securities registered and sold as of April 27, 2005:


                                                                           Aggregate                               Aggregate
                                                                           price of                                price of
                                                                           offering                                offering
                                                        Amount              amount                Units             amount
                 Title of Security                    Registered          registered               sold              sold
                                                      ----------          ----------               ----              ----

  Units of Limited Company Interest                       15,000,000 $          150,000,000         14,036,636  $      140,366,360




(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                         Direct   or   indirect    payments   to
                                      directors,  officers,  Managing Members of
                                      the issuer or their associates; to persons
                                      owning ten percent or more of
                                      any class of equity securities of the                Direct or indirect
                                     issuer; and to affiliates of the issuer               payments to others          Total
                                                 ---------------------------               ------------------          -----

  Underwriting discounts and commissions            $    2,105,495                      $       10,527,477        $      12,632,972
  Other expenses                                                                                 5,333,218                5,333,218
                                                  --- -------------                   --- -----------------     --- ---------------
  Total expenses                                    $    2,105,495                      $       15,860,695        $      17,966,190
                                                  === =============                   === =================     === ===============

         (9) Net offering proceeds to the issuer after the total expenses in item 8:                              $    122,400,170

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                            Direct  or   indirect   payments  to
                                            directors,     officers,    Managing
                                            Members   of  the  issuer  or  their
                                            associates; to persons owning
                                              ten percent or more of any
                                            class of equity securities of
                                            the issuer; and to affiliates             Direct or indirect
                                                               -----------
                                                    of the issuer                     payments to others            Total
                                                    -------------                                 ------            -----

 Purchase and installation of machinery and
 equipment                                            $    2,435,134                   $      57,020,460         $       59,455,594
 Working capital                                                  -                           62,944,576                 62,944,576
                                                   ---- -------------                --- ----------------     ---- ----------------
                                                      $    2,435,134                   $     119,965,036         $      122,400,170
                                                   ==== =============                === ================     ==== ================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 3. Defaults Upon Senior Securities.

           Inapplicable.


Item 4. Submission Of Matters To A Vote Of Security Holders.

           Inapplicable.


Item 5. Other Information.

           Inapplicable.

Item 6. Exhibits.

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

  Date:
  May 13, 2005


                       ATEL CAPITAL EQUIPMENT FUND X, LLC
                                  (Registrant)




                                    By: ATEL Financial Services LLC
                                        Managing Member of Registrant





By:      /s/ Dean L. Cash_____________
         Dean L. Cash
         President and Chief Executive Officer
         of Managing Member




By:      /s/ Paritosh K. Choksi_________
         Paritosh K. Choksi
         Principal Financial Officer
         of Registrant



By:      /s/ Donald E. Carpenter________
         Donald E. Carpenter
         Principal Accounting
         Officer of Registrant


By:      /s/ Elif A Kuvvetli________
         Elif A Kuvvetli
         Vice President and
         Corporate Controller