Form 10-Q
period 2005-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2005-08-22
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the transition period from to

Commission File number 000-50687

ATEL Capital Equipment Fund X, LLC
(Exact name of registrant as specified in its charter)

California	68-0517690
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of June 30, 2005 was 14,006,311.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	Unaudited
ASSETS

Cash and cash equivalents	$49,023,718	$50,767,859
Accounts receivable	1,642,420	575,365
Notes receivable	4,554,736	4,549,389
Due from Managing Member	—	123,158
Other assets	440,840	302,738
Investments in equipment and leases, net	56,045,455	39,208,650
Total assets	$111,707,169	$95,527,159

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accruals:
Managing Member	$297,572	$—
Other	20,508	64,249
Deposits due lessees	140,132	131,017
Unearned operating lease income	952,305	470,497
Total liabilities	1,410,517	665,763

Total Members’ capital	110,296,652	94,861,396
Total liabilities and Members’ capital	$111,707,169	$95,527,159

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$4,167,971	$1,551,070	$2,333,048	$898,455
Direct financing leases	112,715	55,092	47,531	27,555
Gain on sales of assets	42,605	—	42,605	—
Gain on sales of securities	6,250	—	6,250	—
Loss on foreign exchange	(22,904)	—	(20,753)	—
Interest income	814,911	208,238	500,084	154,478
Other	5,005	2,470	1,470	1,619
	5,126,553	1,816,870	2,910,235	1,082,107

Expenses:
Depreciation of operating lease assets	3,258,702	1,389,334	1,849,068	802,481
Asset management fees to Managing Member	224,289	73,414	129,074	43,987
Cost reimbursements to Managing Member	350,668	114,362	183,935	62,832
Amortization of initial direct costs	266,115	152,191	143,233	88,223
Outside services	35,626	18,941	18,351	6,921
Professional fees	33,994	74,741	10,504	23,201
Franchise fees and taxes	74,161	32,608	74,161	7,608
Other	102,798	42,411	50,874	27,468
	4,346,353	1,898,002	2,459,200	1,062,721
Net income (loss)	$780,200	$(81,132)	$451,035	$19,386

Net income (loss):
Managing Member	$408,687	$172,664	$219,858	$99,666
Other Members	371,513	(253,796)	231,177	(80,280)
	$780,200	$(81,132)	$451,035	$19,386

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.03	$(0.04)	$0.02	$(0.01)
Weighted average number of Limited Liability Company Units outstanding	13,406,893	6,094,349	14,015,652	6,934,588

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE
SIX MONTH PERIOD ENDED
JUNE 30, 2005
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount

Balance December 31, 2003	4,483,382	$37,110,663	$—	$37,110,663
Capital Contributions	7,281,891	72,818,910	—	72,818,910
Less selling commissions to affiliates	—	(6,553,702)	—	(6,553,702)
Other syndication costs to affiliates	—	(2,126,737)	—	(2,126,737)
Rescissions of capital contributions	(39,200)	(392,000)	—	(392,000)
Units repurchased	(3,250)	(29,677)	—	(29,677)
Distributions to Other Members ($0.48 per Unit)	—	(5,675,247)	—	(5,675,247)
Distributions to Managing Member	—	—	(460,566)	(460,566)
Net income (loss)	—	(290,814)	460,566	169,752
Balance December 31, 2004	11,722,823	94,861,396	—	94,861,396

Capital Contributions	2,313,488	23,134,880	—	23,134,880
Less selling commissions to affiliates	—	(2,082,138)	—	(2,082,138)
Other syndication costs to affiliates	—	(678,345)	—	(678,345)
Repurchase of units	(20,000)	(168,777)		(168,777)
Rescissions of capital contributions	(10,000)	(96,333)	—	(96,333)
Distributions to Other Members ($0.38 per Unit)	—	(5,045,544)		(5,045,544)
Distributions to Managing Member	—	—	(408,687)	(408,687)
Net income (loss)	—	371,513	408,687	780,200
Balance June 30, 2005	14,006,311	$110,296,652	$—	$110,296,652

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$780,200	$(81,132)	$451,035	$19,386
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	(42,605)	—	(42,605)	—
Gain on sales of securities	(6,250)	—	(6,250)	—
Depreciation of operating lease assets	3,258,702	1,389,334	1,849,068	802,481
Amortization of initial direct costs	266,115	152,191	143,233	88,223
Changes in operating assets and liabilities:
Accounts receivable	(1,067,055)	(51,942)	(646,305)	(55,121)
Due from Managing Member	123,158	—	—	—
Prepaid syndication costs	—	156,624	80,956	285,002
Accounts payable, Managing Member	297,572	58,065	(51,369)	(15,130)
Accounts payable, other	(43,741)	76,364	12,273	201,605
Deposits due to lessees	9,115	177,433	9,115	177,433
Other assets	(131,852)	—	(151,808)	—
Unearned operating lease income	481,808	5,308	165,231	(54,963)
Net cash provided by operating activities	3,925,167	1,882,245	1,812,574	1,448,916

Investing activities:
Purchases of equipment on operating leases	(20,031,042)	(7,083,267)	(10,896,984)	(4,875,904)
Notes receivable advances	(813,957)	(3,406,496)	(220,468)	(3,406,496)
Payments of initial direct costs to Managing Member	(1,012,800)	(654,686)	(533,964)	(171,999)
Purchases of equipment on direct financing leases	—	(359,717)	—	(359,717)
Due from affiliate	—	248,428	—	—
Proceeds from sales of lease assets	383,198	—	383,198	—
Reduction of net investment in direct financing leases	341,627	130,151	148,176	70,879
Payments received on notes receivable	808,610	43,724	522,936	43,724
Net cash used in investing activities	(20,324,364)	(11,081,863)	(10,597,106)	(8,699,513)

See accompanying notes.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Financing activities:
Capital contributions received	23,134,880	33,870,300	—	17,953,110
Payment of syndication costs and commissions to Managing Member	(2,760,483)	(4,403,214)	(223,527)	(2,274,043)
Repurchase of limited liability company units	(168,777)	(18,239)	(75,331)	(18,239)
Rescissions of capital contributions	(96,333)	(190,452)	(96,333)	(190,452)
Distributions to Other Members	(5,045,544)	(2,139,065)	(2,711,583)	(1,238,761)
Distributions to Managing Member	(408,687)	(172,664)	(219,858)	(99,666)
Net cash provided by (used in) financing activities	14,655,056	26,946,666	(3,326,632)	14,131,949

Net (decrease) increase in cash and cash equivalents	(1,744,141)	17,747,048	(12,111,164)	6,881,352
Cash and cash equivalents at beginning of period	50,767,859	22,680,652	61,134,882	33,546,348
Cash and cash equivalents at end of period	$49,023,718	$40,427,700	$49,023,718	$40,427,700

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the Company) was formed under the laws of the state of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Company may continue until December 31, 2021.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (Units) at a price of $10 per Unit. Upon the sale of the minimum amount of Units of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on April 9, 2003, the Company commenced operations. The Company’s offering terminated on March 11, 2005.

As of June 30, 2005 14,006,311 Units ($140,063,110) were issued and outstanding.

As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

ATEL Financial Services, LLC (“AFS”), an affiliated entity, acts as the Managing Member of the Company.

The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

Certain prior period amounts have been reclassified to conform to current period presentation.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Asset Valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

Direct finance leases

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Notes receivable

Income from notes receivable is reported using the financing method of accounting. The Company’s investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

Initial direct costs:

The Company capitalizes initial direct costs associated with the acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

As of June 30, 2005, the company amortized initial direct costs over sixty months on a straight line basis. Effective July 1, 2005, the company is changing its methodology to amortizing these costs over the lease term either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases. In the opinion of the managing member the impact of the change in prior periods is immaterial.

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

3. Investment in equipment leases:

The Company’s investment in leases consists of the following:

	Balance December 31, 2004	Additions	Depreciation/ Amortization Expense or Amortization of Direct Financing Leases	Reclassifi- cations & Dispositions	Balance June 30, 2005

Net investment in operating leases	$34,497,392	$20,031,042	$(3,258,702)	$—	$51,269,732
Net investment in direct financing leases	3,159,401		(341,627)	(340,593)	2,477,181
Initial direct costs, net of accumulated amortization of $666,806 in 2005 and $404,837 in 2004	1,551,857	1,012,800	(266,115)		2,298,542
	$39,208,650	$21,043,842	$(3,866,444)	$(340,593)	$56,045,455

All of the property on leases was acquired in 2003, 2004 and 2005.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2004	Additions	Depreciation Expense	Balance June 30, 2005
Manufacturing	$6,537,860	$2,715,516	$—	$9,253,376
Materials handling	7,267,277	7,515,509	—	14,782,786
Mining	16,022,058	—	—	16,022,058
Data Processing	1,079,722	—	—	1,079,722
Transportation	7,946,938	3,808,521	—	11,755,459
Transportation, rail	—	5,991,496	—	5,991,496
	38,853,855	20,031,042	—	58,884,897
Less accumulated depreciation	(4,356,463)	—	(3,258,702)	(7,615,165)
	$34,497,392	$20,031,042	$(3,258,702)	$51,269,732

Direct financing leases:

The following lists the components of the Company’s investment in direct financing leases as of June 30, 2005:

Total minimum lease payments receivable	$2,492,413
Estimated residual values of leased equipment (unguaranteed)	338,681
Investment in direct financing leases	2,831,094
Less unearned income	(353,913)
Net investment in direct financing leases	$2,477,181

At June 30, 2005, the aggregate amounts of future minimum lease payments to be received are as follows:

		Direct
	Operating	Financing
	Leases	Leases	Total
Six months ending December 31, 2005	$5,822,933	$389,519	$6,212,452
Year ending December 31, 2006	9,324,697	672,120	9,996,817
2007	8,686,738	548,848	9,235,586
2008	7,829,076	483,446	8,312,522
2009	5,515,230	398,480	5,913,710
2010	838,751	—	838,751
Thereafter	37,523	—	37,523
	$38,054,948	$2,492,413	$40,547,361

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Transportation, rail	30 - 40
Mining	30 - 40
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Data processing	3 - 5

4. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of June 30, 2005, the minimum future payments receivable are as follows:

Six months ending December 31, 2005	$838,880
Year ending December 31, 2006	1,436,468
2007	1,121,897
2008	551,778
2009	1,818,006
$5,767,029
Less portion representing interest	(1,212,293)
$4,554,736

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

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

During the six and three month periods ended June 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Selling commissions, equal to 9% of the selling price of the Limited Liability Company units, deducted from Other Members’ capital	$2,082,138	$3,048,327	$—	$1,615,780
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	678,345	1,354,887	223,527	658,263
Asset management fees to Managing Member	224,289	73,414	129,074	43,987
Cost reimbursements to Managing Member	350,668	114,362	183,935	62,832
	$3,335,440	$4,590,990	$536,536	$2,380,862

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the six month periods ended June 30, 2005 and 2004, the Managing Member made such payments of $115,217 and $116,348, respectively. During the three month periods ended June 30, 2005 and 2004, the Managing Member made such payments of $57,238 and $92,251, respectively.

6. Members’ capital:

As of June 30, 2005, 14,006,311 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Members.

The Company’s Net Income, Net Losses, and Distributions, as defined in the Limited Liability Company Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to AFS. Under the Operating Agreement, the Company may make special allocations as determined by the Managing Member.

Distributions to the Other Members were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Distributions	$5,045,544	$2,139,065	$2,711,583	$1,238,761
Weighted average number of Units outstanding	13,406,893	6,094,349	14,015,652	6,934,588
Weighted average distributions per Unit	$0.38	$0.35	$0.19	$0.18

7. Commitments:

As of June 30, 2005, the Company had outstanding commitments to purchase lease equipment of approximately $26,054,234 which may be funded during the year ended December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

8. Financing Arrangement:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2005.

9. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The Company commenced its offering of Units on March 12, 2003. On April 9, 2003, the Company commenced operations in its primary business (leasing activities). Until the Company’s initial portfolio of equipment has been purchased, funds that have been received, but that have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company’s public offering provides for a total maximum capitalization of $150,000,000.

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company’s offer terminated on March 11, 2005. As of June 30, 2005, 14,006,311 Units ($140,063,110) were issued and outstanding. Significant cash balances remain from the public offering of Units. This cash is available to fund leasing transactions in future periods.

As another source of liquidity, the Company entered into and is expected to continue entering into contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services LLC (“AFS”), ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund

IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2005.

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

If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see Note 8 in the notes to the financial statements in Item 1.

As of June 30, 2005, the Company had outstanding commitments to purchase lease equipment of approximately $26,054,234 which will be funded during the year ended December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Cash Flows

The Company’s offer terminated on March 11, 2005. The offering was the primary source of liquidity for the six months periods ended June 30, 2005 and 2004 and for the three month period ended June 30, 2004. No proceeds were received after the termination of the offering on March 11, 2005. The follow table summarizes the amount of proceeds received during the six and three months period ended June 30, 2005 and 2004.

Year	Six Months	Three Months
2005	$23,134,880	$—
2004	$33,870,300	$17,953,110

In the first six months of 2005 and 2004, the primary source of cash from operations was rents from operating leases. In the first six months, cash from operations increased to $3,925,167 from $1,882,245. In the three month periods ended June 30, 2005 and 2004, cash from operations increased to $1,812,574 from $1,448,916. The increase was driven primarily by the purchase and lease of new equipment to lessees under operating lease agreements. Operating leases are expected to remain as the primary source of cash from operations in future periods.

During the first half of 2005 and 2004 and second quarter of 2005 and 2004, the majority of cash used in investing activities related to the purchase of operating lease assets, advances on notes receivable and payment of initial direct costs to the Managing Member.

Purchases of operating lease assets increased to $20,031,042 in the first of half of 2005 from $7,083,267 in the first half of 2004. Purchases of operating lease assets increased to $10,896,984 in the second quarter of 2005 from $4,875,904 in the second quarter of 2004. Advances on notes receivable decreased to $813,957 in the first half of 2005 compared to $3,406,496 in the first half of 2004. Advances on notes receivable decreased to $220,468 for the second quarter of 2005 from $3,406,496 for the second quarter of 2004.

Other uses of cash for investing activities consisted of payments of initial direct costs associated with lease asset purchases. Payments of initial direct cost were $1,012,800 and $654,686 for the first half of 2005 and 2004, respectively. Payments of initial direct cost were $533,964 and $171,999 for the second quarter of 2005 and 2004, respectively. Initial direct costs are directly related to fundings and will increase or decrease based on fundings for the period.

Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2004 and the six month period ended June 30, 2005:

	Utilization by Year
Equipment Purchased in:	2005	2004
2005	100%	—
2004	100%	100%

It is the Company’s objective to maintain a 100% utilization rate for all equipment. As discussed above, the Company remains in an acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 36 to 84 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.

Sources of cash from investing activities consisted of rents from direct financing leases, proceeds from the sales of assets and from payments due on advance notes receivables. For the six month periods ended June 30, 2005 and 2004, rents from direct financing leases increased to $341,627 from $130,151, respectively. For the three month periods ended June 30, 2005 and 2004, rent, from direct financing leases Payment due on notes receivable advances increased to $808,610 from $43,724 for the six month periods ended June 30, 2005 and 2004, respectively. For the six month period ended June 30, 2005, the Company received $383,198 from the sales of assets. The Company sold no assets during the comparable period in 2004.

As noted earlier, proceeds of our public offering of Units was our main source of financing activity for the first six months of 2005 and 2004. The Company received $23,134,880 and $33,870,300 during the six month periods ended June 30, 2005 and 2004, respectively. Financing uses of cash included distributions to Members and payment for costs related to the offering. In the first six months of 2005 and 2004, distributions were made to the Members in the amount of $5,454,231 and $2,311,729, respectively. Distributions were made to the Members in the amount of $2,931,441 and $1,338,427 for the three month periods ended June 30, 2005 and 2004, respectively. Payments for syndication costs related to the offering were $2,760,483 and $4,403,214 for the six month periods ended June 30, 2005 and 2004, respectively. Payments for syndication costs related to the offering were $223,527 and $2,274,043 for the three month periods ended June 30, 2005 and 2004, respectively.

Results of Operations

As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Portfolio acquisitions are still ongoing as of June 30, 2005. As such, the results of operations for the six month and three periods ended June 30, 2005 and 2004 will not be comparable between quarters or to future periods. After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

For the six month period ended June 30, 2005, operations resulted in net income of $780,200 compared to a net loss of $81,132 for the six month period ended June 30, 2004. In the first half and first quarter of 2005 and 2004, the primary source of revenues was from operating leases. In the first half of 2005, operating lease rents increased to $4,167,971 from $1,551,070 in the first half of 2004. In the second quarter of 2005, operating lease rents increased to $2,333,048 from $898,455 in the second quarter of 2004. We expect that operating leases will continue to be the primary source of revenues and that the amounts earned will increase as we continue to acquire additional lease assets.

Depreciation expense is directly related to the operating lease assets. Depreciation expense increased to $3,258,702 in the first half of 2005 from $1,389,334 from the first half of 2004. Depreciation expense increased to $1,849,068 in the second quarter of 2005 from $802,481 in the second quarter of 2004. We expect that depreciation expense will increase in future periods in relation to operating lease revenues as we continue to acquire more assets.

Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled to certain fees and reimbursements of costs. Asset management fees in the first half of 2005 and 2004 were $224,289 and $73,414, respectively. Cost reimbursements over the same period were $350,668 and $114,362, respectively. Asset management fees in the second quarter of 2005 and 2004 were $129,074 and $43,987, respectively. Costs reimbursements over the same period were $189,935 and $62,832, respectively. These amounts are expected to increase in future periods as the operations of the Company expand.

As of June 30, 2005, the company amortized initial direct costs over sixty months on a straight line basis. Effective July 1, 2005, the company is changing its methodology to amortizing these costs over the lease term either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases. In the opinion of the managing member the impact of the change in prior periods in immaterial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations. In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2005 and 2004, there were no outstanding balances on the floating interest rate line of credit.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of June 30, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member had identified certain enhanced controls needed to facilitate a more effective closing of the Company’s financial statements. Specifically, the Company’s auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL’s accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Company’s ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management’s review of the effectiveness of internal disclosure controls and procedures of the Company as of June 30, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Company and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Company and related programs for 2004 were issued with unqualified opinions of the independent accountants. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the Managing Member’s chief executive and chief financial officers to ensure the adequacy of the Company’s disclosure and accounting controls and procedures.

The Managing Member’s chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company’s financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):

(1) Effective date of the offering: March 12, 2003; File Number: 333-100452
(2) Offering commenced: March 12, 2003
(3) The offering did not terminate before any securities were sold.
(4) The offering has not been terminated prior to the sale of all of the securities.
(5) The managing underwriter is ATEL Securities Corporation.
(6) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(7) Aggregate amount and offering price of securities registered and sold as of July 27, 2005:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold

Units of Limited Company Interest	15,000,000	$150,000,000	14,026,636	$140,266,360

(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates; to persons owning ten
percent or more of any class of
equity securities of the issuer; and
to affiliates of the issuer

		Direct or indirect payments to others	Total
Underwriting discounts and commissions	$2,103,995	$10,519,977	$12,623,972
Other expenses	—	5,343,685	5,343,685
Total expenses	$2,103,995	$15,863,662	$17,967,657
(9) Net offering proceeds to the issuer after the total expenses in item 8:			$122,298,703

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates; to
persons owning ten
percent or more of any
class of equity securities
of the issuer; and to
affiliates of the issuer

		Direct or indirect payments to others	Total

Purchase and installation of machinery and equipment	$3,447,964	$67,917,444	$71,365,408
Working capital	—	50,933,295	50,933,295
	$3,447,964	$118,850,739	$122,298,703

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

August 22, 2005

ATEL CAPITAL EQUIPMENT FUND X, LLC
(Registrant)

By: ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant