Form 10-K/A
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2006-09-11
CIK 1186258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to
Commission File number 000-50687
ATEL Capital Equipment Fund X, LLC
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0517690 (I. R. S. Employer Identification No.)
600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
State the issuer’s revenues for the most recent fiscal year: $4,969,654.
The number of Limited Liability Company Units outstanding as of December 31, 2004 was 11,722,823.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated March 12, 2003, filed pursuant to Rule 424(b) (Commission File No. 333-100452) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 12, 2002. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of June 2, 2003, the Company had received subscriptions for 774,383 Units ($7,743,830), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The offering terminated on March 12, 2005, and subscriptions of 14,036,636 ($140,366,360) were received and accepted by the Company. As of December 31, 2004, 11,722,823 Units ($117,228,230) were issued and outstanding.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), ending six calendar years after the termination of the offering (which will be no later than March 11, 2011) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
Narrative Description of Business
The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under “High Payout” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.
The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.
Through December 31, 2004, the Company had purchased equipment with a total acquisition price of $42,851,084. The Company has also invested $5,160,320 in notes receivable.
The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

During 2004 and 2003, certain lessees generated significant portions of the Company’s total lease revenues as follows:

	Type of
Lessee	Equipment	2004	2003
GE Aircraft Engines	Manufacturing	22%	*
Ball Corporation	Materials handling	19%	26%
Colowyo Coal Company L.P.	Mining	11%	37%
ARYx Therapeutics, Inc.	Telecommunications	*	14%

*	Less than 10%
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

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Mining equipment	$16,022,058	37.39%
Materials handling	9,657,329	22.54%
Transportation	7,946,939	18.55%
Manufacturing	6,960,296	16.24%
Office automation	2,264,462	5.28%

	$42,851,084	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Mining	$18,008,699	42.03%
Manufacturing	14,943,509	34.87%
Transportation	7,099,966	16.57%
Health Care	2,798,910	6.53%

	$42,851,084	100.00%

For further information regarding the Company’s equipment lease portfolio as of December 31, 2004, see Note 4 to the financial statements, Investments in equipment and leases net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
Item 2. PROPERTIES
The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3. LEGAL PROCEEDINGS
In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s consolidated financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS
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
Distributions
The record holders of units are entitled to certain distributions as provided under the Operating Agreement.
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
The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2004	2003
Net loss per Unit, based on weighted average Units outstanding, as restated	$(0.11)	$(0.53)
Return of investment, as restated	0.59	0.95

Distributions per Unit, based on weighted average Units outstanding, as restated	0.48	0.42
Differences due to timing of distributions, as restated	0.32	0.18

Actual distribution rates per Unit	$0.80	$0.60

Use of Proceeds from Registered Securities
     Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):
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
(7) Aggregate amount and offering price of securities registered and sold as of February 24, 2005:

Aggregate
price of
		offering		Aggregate price
	Amount	amount		of offering
Title of Security	Registered	registered	Units sold	amount sold
Units of Limited Liability Company interest	15,000,000	$150,000,000	12,920,745	$129,207,450

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect
	payments to directors,
	officers, Managing
	Member of the issuer
	or their associates; to
	persons owning ten
	percent or more of any
	class of equity
	securities of the issuer;
	and to affiliates of the	Direct or indirect
	issuer	payments to others	Total
Underwriting discounts and commissions	$1,938,112	$9,690,559	$11,628,671
Other expenses	—	6,710,372	6,710,372

Total expenses	$1,938,112	$16,400,931	18,339,043

(9)	Net offering proceeds to the issuer after the total expenses in item 8: $110,868,407

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect
	payments to directors,
	officers, Managing
	Member of the issuer
	or their associates; to
	persons owning ten
	percent or more of any
	class of equity
	securities of the issuer;
	and to affiliates of the	Direct or indirect
	issuer	payments to others	Total
Purchase and installation of machinery and equipment	$1,956,694	$103,105,356	$105,062,050
Investment in note receivable	—	5,160,320	5,160,320
Working capital	—	646,037	646,037

	$1,956,694	$108,911,713	$110,868,407

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.
Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial data of the Company at December 31, 2004, 2003 and 2002 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

	2004	2003	2002
Gross revenues	$4,969,654	$907,914	$—
Net loss, as restated	$(390,539)	$(1,092,892)	—
Weighted average Units, as restated	7,919,866	2,219,738	10
Net loss allocated to Other Members, as restated	$(851,105)	$(1,168,805)	$—
Net loss per Unit, based on weighted average Units outstanding, as restated	$(0.11)	$(0.53)	$—
Distributions per Unit, based on weighted average Units outstanding, as restated	$0.48	$0.42	$—
Total Assets, as restated	$94,306,834	$36,979,696	$600
Total Members’ Capital, as restated	$93,503,507	$35,997,572	$600
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K/A, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K/A. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events, other than as required by law.
Restated Financial Results
This Form 10-K/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of ATEL Capital Equipment Fund X, LLC Financial Statements. Accordingly, the discussion and the amounts included in this MD&A have been revised to reflect the restated financial information.
Initial Direct Costs to Originate or Acquire Loans and Leases
The Company’s Managing Member determined that the accounting methodology relating to the capitalization of incremental initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately identifying, capitalizing or amortizing amounts as IDC. As a result of this restatement, only costs that are associated with successful lease bids are capitalized and amortized over the underlying lease term.
For the years ended 2003 and 2004, adjustments were made to restate acquisition expenses, IDC costs and related IDC amortization expense. In 2003, acquisition expense increased by $891,919 with a corresponding decrease in IDC costs. As a result, IDC amortization expense decreased by $49,277 with a corresponding decrease in accumulated amortization. In 2004, acquisition expense increased by $759,909 with corresponding decreases in IDC costs of $558,790 and due from Managing Member of $162,153 and an increase in accounts payable other of $38,966. As a result, IDC amortization expense decreased by $235,059 with a corresponding decrease in accumulated amortization.
Syndication Costs
The Company’s Managing Member, through a detailed review of cash disbursements, determined that certain of AFS’ labor costs incurred directly to syndicate subscriptions for the Company’s Units had not been recorded in the correct periods. As a result, the Company restated Other Members’ capital and accounts payable Managing Member. For the year ended 2003, an adjustment was made decreasing Other Members’ capital by $12,761 with a corresponding increase in accounts payable Managing Member. For the year ended 2004, an adjustment was made increasing other members’ capital by $125,042 with a corresponding decrease in due from Managing Member.
Accrued liabilities
The Company’s Managing Member, through a detailed review of cash disbursements, determined that certain liabilities had not been recorded in the correct periods. As a result of this review, the Company restated several of its asset, liabilities, members’

capital and expense accounts. Adjustments were made to restate certain operating expenses and other members’ capital in 2003 and 2004.
In 2003, these adjustments resulted in: (1) increasing certain operating expenses, which include cost reimbursements to the Managing Member, professional fees, franchise taxes, and other operating expenses by $67,237 with corresponding increases to accounts payable other of $46,175 and accounts payable Managing Member of $21,062; (2) increasing other assets by $6,774 with a corresponding increase in accounts payable other; and (3) decreasing members’ capital other by $190,451 primarily to accrue for capital contribution rescissions with a corresponding increase to accounts payable other.
In 2004, theses adjustments resulted in: (1) decreasing certain operating expenses, which include cost reimbursements to the Managing Member and professional fees by $18,865 with a corresponding decrease to accounts payable other and accounts payable Managing Member, (2) increasing certain operating expenses, which include franchise taxes, and other operating expenses, by $54,306 with a corresponding increase to accounts payable other; (3) increasing members’ capital other by $209,548 primarily for the timing of certain capital contribution rescissions accrued for in 2003 with a corresponding decrease to accounts payable other; (4) decreasing members’ capital by $19,097 to accrue for certain capital distributions made in 2005 with a corresponding increase to accounts payable other; and (5) reclassifying $180,688 to other assets and $62,499 to investments in securities from due from Managing Member.
Effect on net income/(loss) and Members’ capital
The above adjustments to IDC cost and related amortization as well as period-end accrued liabilities had the effect of decreasing 2004 net income by $560,291, or $0.07 per Limited Liability Company Unit, and increasing the 2003 net loss by $909,879, or $0.41 per Limited Liability Company Unit. As a result, Other Members’ capital was accordingly reduced in 2004 and 2003.
In addition to the above, Other Members’ capital was further reduced in 2003 by: (1) labor costs incurred directly to syndicate subscriptions for the Company’s Units of $12,761 when incurred versus paid, (2) capital rescissions of $200,000 when obligated versus paid and (3) distributions payable of $9,549 when committed versus paid.
Offsetting the above reductions to net income in 2004, Other Members’ capital was increased by: (1) the payment of capital rescissions of $200,000 accrued in 2003, (2) over allocated syndication costs of $125,041 due from AFS, (3) capital contributions of $9,548 when received. In 2004, Other Members’ capital was reduced by distributions payable of $19,097 when committed versus paid.
The net impact of the restatements decreased total Other Members’ capital by $1,357,889 as of December 31, 2004 to $93,503,507 which represents approximately a 1% reduction to the original $117,228,230 in capital contributions. See Note 3 to the Company’s Financial Statements for further discussion.
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
Throughout the Reinvestment Period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members. At December 31, 2004, the Company had commitments to purchase lease assets totaling approximately $21,778,000.
The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004, the Company did not have any borrowings under the facility. As of December 31, 2004, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	$72,972,364
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(30,500,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.
The Company has not borrowed under the line of credit. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate.
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
If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.
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
Cash Flows
2004 vs. 2003:
In both 2004 and 2003, the Company’s primary source of cash flows was from its public offering. Cash flows from financing activities increased by $20,806,611 from $37,089,863 in 2003 to $57,896,474 in 2004. The increase is primarily the result of capital contributions received from investors. Capital contributions increased by $28,195,138 from $44,633,320 in 2003 to $72,828,458 in 2004. The increase in capital contributions was offset by increases in: (1) syndication costs paid to AFS of $2,015,901 from $6,539,496 in 2003 to $8,555,397 in 2004; (2) distributions to both the Managing Member and other members of $5,150,949 from $1,003,961 in 2003 to $6,154,910 in 2004; and (3) rescissions and units repurchased of $221,677 from $0 in 2003.
The Company has completed the public offering of its Units on March 12, 2005.
In both 2004 and 2003, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $1,819,749 from $526,090 in 2003 to $2,345,839 in 2004. The increase is largely the result of increases in revenues. Revenues increased $4,061,740 from $907,914 in 2003 to $4,969,654 in 2004. This increase in revenues resulted in an increase in earnings before considering accounting gains on securities sales and foreign exchange, accounting losses on sales of lease assets, depreciation of operating lease assets and amortization of initial direct costs of $3,532,324. Offsetting the aforementioned increase in earnings were primarily cash uses related to: (1) purchasing additional other assets of $236,413 compared to 2003, (2) increases in accounts receivable and amounts due from Managing member of $628,489 compared to 2003 and (3) increases in payments made to AFS and other accounts payable vendors of $1,550,979. These cash uses were offset by cash sources related to: (1) a decrease in prepaid syndication costs of $313,248 compared to 2003, (2) increases in other liabilities (i.e., deposits due lessees and unearned operating lease income) of $390,058 compared to 2003.
During 2004 and 2003, cash was used in investing activities to: (1) purchase operating and direct financing lease assets, (2) advance amounts to customers secured by notes receivable, (3) repay AFS for initial direct costs, and (4) purchase securities. Additionally, the Company’s proceeds from assets sales decreased by $257,206 from $257,206 in 2003 to $0 in 2004. Purchases of equipment on operating and direct financing leases increased by $13,166,216 from $14,842,433 in 2003 to $28,008,649 in 2004. Note receivable advances increased by $5,035,320 from $0 in 2003. Payments of initial direct costs to AFS increased by $107,263 from $200,274 in 2003 to $307,537 in 2004. Purchases of securities increased by $62,499 from $0 in 2003. These investing uses of cash were offset by: (1) receipts from affiliates of $248,428 in 2004 compared to payments made to affiliates of $248,428 in 2003, an increase in cash of $496,856, (2) an increase in payments received on direct finance leases and on notes receivable of $841,277 from $98,028 in 2003 to $939,305 in 2004, and (3) an increase in proceeds from sale of securities of $71,166 from $0 in 2003.
Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.
Results of Operations
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
In 2004 and 2003, the primary source of revenues were operating leases. Operating lease revenues increased by $3,265,846 from $786,291 in 2003 to $4,052,137 in 2004. During this period, the company decreased its net losses by $702,353 from $1,092,892 in 2003 to $390,539 in 2004. Depreciation expense is directly related to the Company’s assets on operating leases. As expected, depreciation on operating lease assets increased by $2,804,354 from $796,842 in 2003 to $3,601,196 in 2004. As a percent of revenues, depreciation decreased from 88% of total revenue in 2003 to 72% of total revenue in 2004 as a result of depreciation expense timing and a shift in revenue mix away from operating leases to interest and other revenue. Interest and other revenue increased from 7% of total revenue in 2003 to 15% of total revenue in 2004.
Acquisition expenses remained relatively constant from 2003 to 2004 decreasing by $132,010 from $891,919 in 2003 to $759,909 in 2004 primarily because the fund has been in the acquisition phase and the consistency of the expense year over year is reflective of the constant acquisition activities which are required in order for the Company to ultimately initiate leases. As defined by the Company’s operating agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Amortization of initial direct costs increased by $85,792 from $17,584 in 2003 to $103,376 in 2004 primarily because the Company is in the acquisition stage.
Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain management fees and cost reimbursements. Although management fees increased by $163,211 from $48,550 in 2003 to $211,761 in 2004, the management fees remained relatively constant as a percent of revenues decreasing from 5% of total revenues in 2003 to 4% of total revenues in 2004. Although cost reimbursements to the Managing Member increased by $300,042 from $52,495 in 2003 to $352,537, cost reimbursements remained relatively constant as a percent of revenues increasing from 6% of total revenues in 2003 to 7% of total revenues in 2004 .
Professional fees and taxes on income and franchise fees increased by $75,555 from $89,372 in 2003 to $164,927 in 2004. As a percent of revenue professional fees and taxes on income and franchise fees decreased as a percent of revenue from 10% in 2003 to 3% in 2004.
Other expenses are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expenses increased by $62,443 from $104,044 in 2003 to $166,487 in 2004. This increase was primarily due to increases in outside services and other costs related to investor services. Other expenses decreased as a percent of revenue from 11% in 2003 to 3% in 2004.
Derivative Financial Instruments
In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
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
Recent Accounting Pronouncements
On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Critical Accounting Policies
The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Equipment on operating leases:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.
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
Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review by AFS. Direct financing leases are charged off on specific identification by AFS.
Initial direct costs:
The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved.
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
Allowance for losses:
Allowances for losses on operating and direct financing leases and notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Members
ATEL Capital Equipment Fund X, LLC
We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2004 and for the period from August 12, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2004 and for the period from August 12, 2002 (inception) through December 31, 2002, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Company has restated its financial statements for the two years ended December 31, 2004, and for the period from August 12, 2002 (inception) through December 31, 2002.
/s/ ERNST & YOUNG LLP
San Francisco, California
March 9, 2005
except for Note 3,
as to which the date is July 31, 2006

ATEL CAPITAL EQUIPMENT FUND X, LLC
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Restated)

	2004	2003
ASSETS

Cash and cash equivalents	$50,767,859	$22,680,652
Accounts receivable	575,365	3,179
Notes receivable	4,549,389	—
Due from Managing Member	59,482	—
Due from affiliate	—	248,428
Prepaid syndication costs	—	156,624
Other assets	249,961	6,774
Investment in securities	62,499	—
Investments in equipment and leases, net	38,042,279	13,884,039

Total assets	$94,306,834	$36,979,696

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable:
Managing Member	$—	$505,864
Other	201,813	370,532
Deposits due to lessees	131,017	—
Unearned operating lease income	470,497	105,728

Total liabilities	803,327	982,124

Members’ capital:
Managing Member	—	—
Other Members	93,503,507	35,997,572

Total Members’ capital	93,503,507	35,997,572

Total liabilities and Members’ capital	$94,306,834	$36,979,696

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM
AUGUST 12, 2002 (INCEPTION)
THROUGH DECEMBER 31, 2002
(Restated)

	2004	2003	2002
Revenues:
Leasing activities:
Operating leases	$4,052,137	$786,291	$—
Direct finance leases	153,357	44,134	—
Gain on sales of assets	—	10,991	—
Interest:
Interest earned on cash deposits	369,854	66,325	—
Interest earned on notes receivable	316,451	—	—
Other	77,855	173	—

	4,969,654	907,914	—
Expenses:
Depreciation of operating lease assets	3,601,196	796,842	—
Acquisition expense	759,909	891,919	—
Amortization of initial direct costs	103,376	17,584	—
Asset management fees to Managing Member	211,761	48,550	—
Cost reimbursements to Managing Member	352,537	52,495	—
Professional fees	91,488	56,764	—
Taxes on income and franchise fees	73,439	32,608	—
Other	166,487	104,044	—

	5,360,193	2,000,806	—

Net loss	$(390,539)	$(1,092,892)	$—

Net loss:
Managing Member	$460,566	$75,913	—
Other Members	(851,105)	(1,168,805)	—

	$(390,539)	$(1,092,892)	$—

Net loss per Other Member Limited Liability Company Unit	$(0.11)	$(0.53)	$—
Weighted average number of Other Member Units outstanding	7,919,866	2,219,738	10
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM
AUGUST 12, 2002 (INCEPTION)
THROUGH DECEMBER 31, 2002
(Restated)

	Other Members		Managing
	Units	Amount	Member	Total
Initial capital contribution	50	$500	$100	$600

Balance December 31, 2002	50	500	100	600

Capital contributions	4,463,332	44,633,320	—	44,633,320
Less selling commissions to affiliates	—	(4,034,999)	—	(4,034,999)
Other syndication costs to affiliates	—	(2,504,497)	—	(2,504,497)
Distributions to Other Members ($0.42 per Unit)	—	(927,947)	—	(927,947)
Distributions to Managing Member	—	—	(76,013)	(76,013)
Net income (loss)	—	(1,168,805)	75,913	(1,092,892)

Balance December 31, 2003, as restated	4,463,382	35,997,572	—	35,997,572

Capital contributions, as restated	7,281,891	72,828,458	—	72,828,458
Less selling commissions to affiliates	—	(6,553,702)	—	(6,553,702)
Other syndication costs to affiliates	—	(2,001,695)	—	(2,001,695)
Rescissions of capital contributions	(19,200)	(192,000)	—	(192,000)
Units repurchased	(3,250)	(29,677)	—	(29,677)
Distributions to Other Members ($0.48 per unit)	—	(5,694,344)	—	(5,694,344)
Distributions to Managing Member	—	—	(460,566)	(460,566)
Net income (loss)	—	(851,105)	460,566	(390,539)

Balance December 31, 2004	11,722,823	$93,503,507	$—	$93,503,507

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM
AUGUST 12, 2002 (INCEPTION)
THROUGH DECEMBER 31, 2002
(Restated)

	2004	2003	2002
Operating activities:
Net loss	$(390,539)	$(1,092,892)	$—
Adjustments to reconcile net loss to cash provided by operating activities:
Gain on sales of assets	—	(10,991)	—
Gain on sale of investment securities	(71,166)	—	—
Depreciation	3,601,196	796,842	—
Amortization	103,376	17,584	—
Changes in operating assets and liabilities:
Accounts receivable	(572,186)	(3,179)	—
Due from Managing Member	(59,482)	—	—
Prepaid syndication costs	156,624	(156,624)	—
Other assets	(243,187)	(6,774)	—
Accounts payable, Managing Member	(505,864)	505,864	—
Accounts payable, other	(168,719)	370,532	—
Deposits due to lessees	131,017	—	—
Unearned operating lease income	364,769	105,728	—

Net cash provided by operating activities	2,345,839	526,090	—

Investing activities:
Purchases of equipment on operating leases	(26,125,770)	(14,144,965)	—
Note receivable advances	(5,035,320)	—	—
Proceeds from sales of assets	—	257,206	—
Due from affiliate	248,428	(248,428)	—
Purchases of equipment on direct financing leases	(1,882,879)	(697,468)	—
Payments received on notes receivable	485,931	—	—
Payments of initial direct costs to Managing Member, net	(307,537)	(200,274)	—
Reduction of net investment in direct financing leases	453,374	98,028	—
Purchase of investment securities	(62,499)	—	—
Proceeds from sale of investment securities	71,166	—	—

Net cash used in investing activities	$(32,155,106)	$(14,935,901)	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CASH FLOWS
(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM
AUGUST 12, 2002 (INCEPTION)
THROUGH DECEMBER 31, 2002
(Restated)

	2004	2003	2002
Financing activities:
Capital contributions received	$72,828,458	$44,633,320	$600
Payment of syndication costs to Managing Member	(8,555,397)	(6,539,496)	—
Repurchase of limited liability company units	(29,677)	—	—
Rescissions of capital contributions	(192,000)	—	—
Distributions to Other Members	(5,694,344)	(927,948)	—
Distributions to Managing Member	(460,566)	(76,013)	—

Net cash provided by financing activities	57,896,474	37,089,863	600

Net increase in cash and cash equivalents	28,087,207	22,680,052	600
Cash and cash equivalents at beginning of period	22,680,652	600	—

Cash and cash equivalents at end of period	$50,767,859	$22,680,652	$600

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$615	$8,045	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 12, 2002 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company may continue until December 31, 2021.
The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Liability Company interest of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on April 9, 2003, the Company commenced operations. As of December 31, 2003, the Company had received subscriptions for 4,463,382 ($44,633,820) Units, including the Initial Members’ Units. All of the Units were issued and outstanding as of December 31, 2004. The Company’s offering will terminate on or before March 12, 2005.
ATEL Financial Services, LLC (“AFS”), an affiliated entity, acts as the Managing Member of the Company.
The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 6). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying balance sheets as of December 31, 2004 and 2003 and the related statements of operations changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2004 and for the period from August 12, 2002 (inception) through December 31, 2002 have been prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.
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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Investment in notes receivable
Investment from notes receivable is reported using the financing method of accounting. The Company’s investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Notes receivable are charged off on specific identification by AFS. To date, the company has made no provisions for losses on notes receivable, nor has the Company written off any notes receivables.
Equipment on operating leases:
Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized evenly over the lives of the related leases.
Direct financing leases:
Income from direct financing lease transactions is reported using the financing method of accounting in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.
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
Initial direct costs:
The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved.
Income taxes:
The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.
The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2004	2003
Financial statement basis of net assets, as restated	$93,503,507	$35,997,572
Tax basis of net assets (unaudited)	104,295,819	43,059,556

Difference	$10,792,312	$7,061,984

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns. The differences below also reflect the impact due to the restatement which is described in Note 3.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:

	2004	2003
Net loss per financial statements, as restated	$(390,539)	$(1,092,892)
Reconciling item — impact due to restatement (Note 3)	560,291	909,879
Tax adjustments (unaudited):
Adjustment to depreciation expense	(6,013,054)	(778,726)
Adjustments to lease revenues	818,145	200,884

Net loss per federal tax return (unaudited)	$(5,025,157)	$(760,855)

Per unit data:
Net loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value.
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
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 9 for a description of lessees by industry as of December 31, 2004 and 2003.
Derivative financial instruments:
In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and to carry those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Recent accounting pronouncements:
On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company’s financial position, results of operations, or liquidity.
3. Restated financial results:
Initial Direct Costs to Originate or Acquire Loans and Leases
The Company’s Managing Member determined that the accounting methodology relating to the capitalization of incremental initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately identifying, capitalizing or amortizing amounts as IDC. As a result of this restatement, only costs that are associated with successful lease bids are capitalized and amortized over the underlying lease term.
For the years ended 2003 and 2004, adjustments were made to restate acquisition expenses, IDC costs and related IDC amortization expense. In 2003, acquisition expense increased by $891,919 with a corresponding decrease in IDC costs. As a result, IDC amortization expense decreased by $49,277 with a corresponding decrease in accumulated amortization. In 2004, acquisition expense increased by $759,909 with corresponding decreases in IDC costs of $558,790 and due from Managing Member of $162,153 and an increase in accounts payable other of $38,966. As a result, IDC amortization expense decreased by $235,059 with a corresponding decrease in accumulated amortization.
Syndication Costs
The Company’s Managing Member, through a detailed review of cash disbursements, determined that certain of AFS’ labor costs

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
incurred directly to syndicate subscriptions for the Company’s Units had not been recorded in the correct periods. As a result, the Company restated Other Members’ capital and accounts payable Managing Member. For the year ended 2003, an adjustment was made decreasing Other Members’ capital by $12,761 with a corresponding increase in accounts payable Managing Member. For the year ended 2004, an adjustment was made increasing other members’ capital by $125,042 with a corresponding decrease in due from Managing Member.
Accrued liabilities
The Company’s Managing Member, through a detailed review of cash disbursements, determined that certain liabilities had not been recorded in the correct periods. As a result of this review, the Company restated several of its asset, liabilities, members’ capital and expense accounts. Adjustments were made to restate certain operating expenses and other members’ capital in 2003 and 2004.
In 2003, these adjustments resulted in: (1) increasing certain operating expenses, which include cost reimbursements to the Managing Member, professional fees, franchise taxes, and other operating expenses by $67,237 with corresponding increases to accounts payable other of $46,175 and accounts payable Managing Member of $21,062; (2) increasing other assets by $6,774 with a corresponding increase in accounts payable other; and (3) decreasing members’ capital other by $190,451 primarily to accrue for capital contribution rescissions with a corresponding increase to accounts payable other.
In 2004, theses adjustments resulted in: (1) decreasing certain operating expenses, which include cost reimbursements to the Managing Member and professional fees by $18,865 with a corresponding decrease to accounts payable other and accounts payable Managing Member, (2) increasing certain operating expenses, which include franchise taxes, and other operating expenses, by $54,306 with a corresponding increase to accounts payable other; (3) increasing members’ capital other by $209,548 primarily for the timing of certain capital contribution rescissions accrued for in 2003 with a corresponding decrease to accounts payable other; (4) decreasing members’ capital by $19,097 to accrue for certain capital distributions made in 2005 with a corresponding increase to accounts payable other; and (5) reclassifying $240,239 to other assets and $62,499 to investments in securities from other assets.
Effect on net income/(loss) and Members’ capital
The above adjustments to IDC cost and related amortization as well as period-end accrued liabilities had the effect of decreasing 2004 net income by $560,291, or $0.07 per Limited Liability Company Unit, and increasing the 2003 net loss by $909,879, or $0.41 per Limited Liability Company Unit. As a result, Other Members’ capital was accordingly reduced in 2004 and 2003.
In addition to the above, Other Members’ capital was further reduced in 2003 by: (1) labor costs incurred directly to syndicate subscriptions for the Company’s Units of $12,761 when incurred versus paid, (2) capital rescissions of $200,000 when obligated versus paid and (3) distributions payable of $9,549 when committed versus paid.
Offsetting the above reductions to net income in 2004, Other Members’ capital was increased by: (1) the payment of capital rescissions of $200,000 accrued in 2003, (2) over allocated syndication costs of $125,041 due from AFS, (3) capital contributions of $9,548 when received. In 2004, Other Members’ capital was reduced by distributions payable of $19,097 when committed versus paid.
The net impact of the restatements decreased total Members’ capital by $1,357,889 as of December 31, 2004 to $93,503,507 which represents approximately a 1% reduction to the original $117,228,230 in capital contributions.
The following tables represent the effects of the restatement for the correction of these errors on the Company’s financial statements as of December 31, 2004 and for each of the two years then ended (no adjustments were required in the period August 12, 2002 through December 31, 2002):

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Restatement adjustments for years ended December 31:

	Adjustment to	Adjustment to
	net income	net loss
	increase	(increase)
	(decrease)	decrease
	2004	2003
Acquisition expense	$(759,909)	$(891,919)
Amortization of initial direct costs	235,059	49,277
Cost reimbursements to the Managing Member	4,260	(4,260)
Professional fees	14,605	(23,201)
Franchise fees and state taxes	(41,553)	(32,608)
Other	(12,753)	(7,168)

Net change in net income and in net loss	$(560,291)	$(909,879)

Net change in net income and in net loss per Limited Liability Company Unit	$(0.07)	$(0.41)

Adjustment to capital contributions	9,549	(200,000)
Other syndication costs to affiliates	125,041	(12,761)
Adjustment to rescissions of capital contributions	200,000	—
Adjustments to distributions other members	(19,097)	9,549

Net change in Members’ capital:
Managing Member	—	—
Other Members	(244,798)	(1,113,091)

Total Members’ capital	$(244,798)	$(1,113,091)

Net change in Other Members’ capital per Limited Liability Company Unit	$(0.03)	$(0.50)

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Balance Sheets (Condensed) as of December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Assets:
Due from Managing Member	$363,397	$59,482	$—	$—
Other assets	$62,499	$249,961	$—	$6,774
Investments in securities	$—	$62,499	$—	$—
Investments in equipment and leases, net	$39,208,650	$38,042,279	$14,726,680	$13,884,039
Total assets	$95,527,159	$94,306,834	$37,815,563	$36,979,696

Accounts payable:
Managing Member	$—	$—	$472,041	$505,864
Other	$64,249	$201,813	$127,131	$370,532
Total liabilities	$665,763	$803,327	$704,900	$982,124

Members’ capital:
Other Members	$94,861,396	$93,503,507	$37,110,663	$35,997,572
Total Members’ capital	$94,861,396	$93,503,507	$37,110,663	$35,997,572

Total liabilities and Members’ capital	$95,527,159	$94,306,834	$37,815,563	$36,979,696
Statements of Operations (Condensed) for the years ended December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Revenues	$4,969,654	$4,969,654	$907,914	$907,914

Expenses:
Acquisition expense	$—	$759,909	$—	$891,919
Amortization of initial direct costs	$338,435	$103,376	$66,861	$17,584
Cost reimbursements to managing member	$356,797	$352,537	$48,235	$52,495
Professional fees	$106,093	$91,488	$33,563	$56,764
Franchise fees and state taxes	$31,886	$73,439	$—	$32,608
Other	$153,734	$166,487	$96,876	$104,044

Total expenses	$4,799,902	$5,360,193	$1,090,927	$2,000,806

Net income (loss)	$169,752	$(390,539)	$(183,013)	$(1,092,892)

Net income (loss):
Other Members	$(290,814)	$(851,105)	$(183,013)	$(1,168,805)

Net income (loss) per Other Members’ Limited Liability Company Unit	$(0.04)	$(0.11)	$(0.12)	$(0.53)

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Statements of Cash Flows (Condensed) for the years ended December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Operating activities:
Net loss	$169,752	$(390,539)	$(183,013)	$(1,092,892)
Adjustment to reconcile net loss to cash provided by operating activities:
Amortization	$338,435	$103,376	$66,861	$17,584
Changes in operating assets and liabilities:
Due from Managing Member	$(363,397)	$(59,482)	$—	$—
Other assets	$—	$(243,187)	$—	$(6,774)
Accounts payable, Managing Member	$(472,041)	$(505,864)	$472,041	$505,864
Accounts payable, other	$(62,882)	$(168,719)	$127,131	$370,532
Net cash provided by operating activities	$3,220,121	$2,345,839	$1,214,796	$526,090

Investing activities:
Payments of initial direct costs to Managing Member, net	$(866,326)	$(307,537)	$(1,092,193)	$(200,274)
Net cash used in investing activities	$(32,713,895)	$(32,155,106)	$(15,827,852)	$(14,935,901)

Financing activities:
Payment of syndication costs to Managing Member	$(8,680,439)	$(8,555,397)	$(6,526,735)	$(6,539,496)
Rescission of capital contributions	$(392,000)	$(192,000)	$—	$—
Distributions to other members	$(5,675,247)	$(5,694,344)	$(937,496)	$(927,948)
Net cash provided by financing activities	$57,580,981	$57,896,474	$37,293,076	$37,089,863
4. Investments in equipment and leases, net:
The Company’s investment in equipment and leases consists of the following:

			Depreciation/
			Amortization
			Expense or
	Balance		Amortization of
	December 31,		Direct Financing	Reclassi-	December 31,
	2003	Additions	Leases	fications or	2004
	Restated	Restated	Restated	Dispositions	Restated
Net investment in operating leases	$12,967,263	$26,125,770	$(3,601,196)	$(994,445)	$34,497,392
Net investment in direct financing leases	735,451	1,882,879	(453,374)	994,445	3,159,401
Initial direct costs, as restated	181,325	316,932	(103,376)	(9,395)	385,486

	$13,884,039	$28,325,581	$(4,157,946)	$(9,395)	$38,042,279

All of the property on leases was acquired in 2003 and 2004.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investments in equipment and leases, net (continued):
Operating leases:
Property on operating leases consists of the following:

	Balance			Reclassi-	Net Balance
	December 31,	Depreciation		fications or	December 31,
	2003	Expense	Additions	Dispositions	2004
Manufacturing	$5,848,508	$—	$689,352	$—	$6,537,860
Materials handling	4,827,588	—	3,434,134	(994,445)	7,267,277
Mining	2,000,000	—	14,022,058	—	16,022,058
Data processing	1,046,434	—	33,288	—	1,079,722
Transportation	—	—	7,946,938	—	7,946,938

	13,722,530	—	26,125,770	(994,445)	38,853,855
Less accumulated depreciation	(755,267)	(3,601,196)	—	—	(4,356,463)

Total	$12,967,263	$(3,601,196)	$26,125,770	$(994,445)	$34,497,392

The average assumed residual value for assets on operating leases was 21% at December 31, 2004.
Direct financing leases:
The following lists the components of the Company’s investment in direct financing leases as of December 31, 2004:

Total minimum lease payments receivable	$3,326,851
Estimated residual values of leased equipment (unguaranteed)	338,680

Investment in direct financing leases	3,665,531
Less unearned income	(506,130)

Net investment in direct financing leases	$3,159,401

At December 31, 2004, the aggregate amounts of future minimum lease payments to be received are as follows:

Year ending	Operating	Direct Financing
December 31,	Leases	Leases	Total
2005	$7,128,867	$1,032,647	$8,161,514
2006	6,566,005	863,430	7,429,435
2007	5,928,045	548,848	6,476,893
2008	5,281,707	483,446	5,765,153
2009	3,341,438	398,480	3,739,918
Thereafter	198,766	—	198,766

	$28,444,828	$3,326,851	$31,771,679

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
5. Notes receivable:
The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%.
The notes are secured by the equipment financed. As of December 31, 2004, the minimum future payments receivable are as follows:

Year ending
December 31,
2005	$1,576,031
2006	1,225,242
2007	822,598
2008	457,030
2009	1,818,006

5,898,907
Less portion representing interest	$(1,349,518)

$4,549,389

6. Related party transactions:
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
Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and ATEL Financial Services, LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.
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
AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows for the year ended December 31, 2004:

	2004	2003
	Restated	Restated
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	$6,553,702	$4,034,999
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital, as restated	2,001,695	2,504,497
Asset management fees to AFS	211,761	48,550
Costs reimbursed to AFS, as restated	352,537	52,495
Lease acquisition costs	1,076,841	1,090,372

	$10,196,536	$7,730,913

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
6. Related party transactions (continued):
The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2004 and 2003, the Managing Member made such payments of $234,835 and $98,402, respectively.
On December 31, 2003, the Company sold certain assets subject to operating leases and direct financing leases to the lessee. The assets being sold were a part of a larger sale involving the sale of assets belonging to an affiliate of the Company. On December 31, 2003, the lessee/purchaser sent the proceeds of the sale by wire transfer to the account of the Company’s affiliate. The funds belonging to the Company were transferred to the Company on the Company’s next business day.
7. Members’ capital:
As of December 31, 2004, 11,722,823 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).
As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.
8. Commitments:
As of December 31, 2004, the Company had outstanding commitments to purchase lease equipment totaling approximately $21,778,000.
9. Concentration of credit risk and major customers:
The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment upon default.
As of December 31 2004 and 2003, there were concentrations (defined as greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2004	2003
Mining	42%	14%
Manufacturing	31%	79%
Transportation	20%	*

*	Less than 10%
During 2004, three customers comprised 22%, 19% and 11% of the Company’s revenues from leases. During 2003, three customers comprised 37%, 26% and 14% of the Company’s revenues from leases.
10. Selected quarterly data (unaudited):
The following unaudited selected quarterly data for the quarters ended June 30, September 30 and December 31, 2003 and March 31, June 30, September 30 and December 31, 2004 have been restated. The restated quarterly financial information depicted below reflects prior period adjustments principally in the following areas: (a) adjustments described in Note 3, above, including re-characterization as expense of amounts previously capitalized as IDC for the second, third and fourth quarters of 2003 as well as the first, second and fourth quarters of 2004, (b) adjustments of amounts previously expensed as lease acquisition costs capitalized as IDC for the third quarter of 2004, (c) adjustments to decrease IDC amortization expense for the second, third and fourth quarters of 2003 and all quarters of 2004, and (d) to record franchise tax fees when incurred during the second , third and fourth quarters of 2003 and all quarters of 2004 rather than during the quarters in which they were paid, as previously reported.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
10. Selected quarterly data (unaudited) (continued):
Additionally, the following unaudited selected quarterly data for the quarters ended June 30, September 30 and December 31, 2003 and March 31, June 30, September 30 and December 31, 2004 have been restated to record certain operating expenses in the period incurred rather than when paid. These restated quarterly financial information reflects prior period adjustments principally in the following areas: (1) adjustments to increase legal fees when incurred in the fourth quarter of 2003 and first quarter of 2004 with a corresponding decrease in legal fees in the second quarter of 2004; (2) an increase in other operating expenses in the second, third and fourth quarters of 2003; (3) an decrease in other operating expenses during the first, second and fourth quarters of 2004 with an increase in other operating expenses in the third quarter of 2004; (4) a decrease in bank fees in the third quarters of 2003 and 2004; and (5) an increase in acquisition expenses in the fourth quarter of 2004.
These prior period adjustments resulted in increases in the Company’s losses for the second, third and fourth quarters of 2003 by $208,730, $175,126 and $526,023, which totaled an increase of $909,879 in net loss during the year 2003. Additionally, these prior period adjustments resulted in: (1) an increase in the first quarter of 2004’s loss by $459,561; (2) an increase in the second quarter of 2004’s income by $20,847; (3) an increase in the third quarter of 2004’s income by $167,772, and (4) an decrease in the fourth quarter of 2004’s income by $289,349, which totaled an decrease of $560,291 in net income during the year 2004. These prior period adjustments resulted in: (1) decreases in net income per Limited Liability Company Unit of $0.21 and $0.03 in the fourth quarters of 2003 and 2004; (2) increases in net loss per Limited Liability Company Unit of $0.34 and $0.09 in the second and third quarters of 2003; and (3) increases in net loss per Limited Liability Company Unit of $0.09 in the first quarter of 2004 and a decrease in net loss of $0.02 in the third quarter of 2004.

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2003	2003	2003	2003
Total revenues	$—	$114,291	$239,996	$553,627
Net loss, as restated	$—	$(276,416)	$(278,313)	$(538,163)
Net loss per Other Members’ Limited Liability Company Unit, as restated	$—	$(0.46)	$(0.14)	$(0.16)

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2004	2004	2004	2004
Total revenues	$734,763	$1,082,107	$1,266,482	$1,886,302
Net income (loss), as restated	$(560,079)	$40,233	$226,628	$(97,321)
Net income (loss) per Other Members’ Limited Liability Company Unit, as restated	$(0.12)	$(0.01)	$0.01	$(0.02)
11. Line of credit:
The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(30,500,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
11. Line of credit (continued):
Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.
The Company has not borrowed under the line of credit. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate.
The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.
12. Fair value of financial instruments:
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
13. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As more fully disclosed in Note 3 to the financial statements, the Company’s financial statements have been restated. The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that the circumstances leading to the restatement of the Company’s financial statements for the year ended December 31, 2004, 2003 and 2002 constituted a material weakness in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133, amended by SFAS Nos. 137, 138 and 149; and e) financial statement close process, including evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Managing Member has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the Managing Member’s internal control over financial reporting. These corrective actions are as follows:
With regard to the timely identification and recording of impairment of leased assets, the Managing Member has strengthened its quarterly impairment analysis through additional management review of the analysis.
With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews from management. Information from the model drives the rates to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases and notes receivable.
With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Operating Agreement.
With regard to identifying and estimating liabilities in the correct period the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.
With regard to the proper accounting and related disclosures of the Company’s investment in warrants, the Managing Member has reviewed the accounting guidance, and a policy has been developed. This policy includes: (1) obtaining, when possible, directly from portfolio companies data on the per share value of their latest round of funding, (2) searching publicly available databases to determine status of initial public offerings by the portfolio companies, and (3) when required per policy, running the Black-Scholes option pricing model to determine carrying values on certain warrants where values are not determined based upon a contract between both parties.
The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer has been hired; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds accounting operations; and a financial reporting supervisor has been added to the team. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Company’s public offering of its Units.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)
Dean L. Cash, age 55, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.
Paritosh K. Choksi, age 52, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.
Vasco H. Morais, age 48, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2004.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 11. EXECUTIVE COMPENSATION
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2004 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.
Selling Commissions
The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.
Through December 31, 2004, $10,571,421 of such commissions had been paid to AFS or its affiliate. Of that amount, $8,809,517 has been re-allowed to other broker/dealers.
Asset Management Fee
The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee are paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company’s overall debt structure) and generally managing or supervising the management of the Equipment.
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
Asset Management Fee Limit:
The Asset Management Fee is subject to the Asset Management Fee Limit. The Asset Management Fee Limit is calculated each year during the Company’s term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS’s Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year is reduced to equal the maximum aggregate fees under the alternative fee schedule.

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
An Incentive Management Fee will be calculated to equal 4% of Distributions of Cash from Operations until Holders have received a return of their Original Invested Capital plus a Priority Distribution, and, thereafter, to equal a total of 7.5% of Distributions from all sources, including Sale or Refinancing Proceeds. In subordinating the increase in the Incentive Management Fee to a cumulative return of a Holder’s Original Invested Capital plus a Priority Distribution, a Holder would be deemed to have received Distributions of Original Invested Capital only to the extent that Distributions to the Holder exceed the amount of the Priority Distribution.
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
A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.
See Note 6 to the financial statements included in Item 8 for amounts paid.
Managing Member’s Interest in Operating Proceeds
Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to AFS. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2004 and 2003.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
At December 31, 2004, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.
Security Ownership of Management
The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Limited Liability Company Units	ATEL Capital Group	Initial Limited Liability	0.0011%

	600 California Street, 6th Floor	Company Units
	San Francisco, CA 94108	50 Units ($500)

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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the last two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2004	2003
Audit fees	$44,672	$14,360
Audit related fees	—	—
Tax fees	1,878	—
Other	—	—

	$46,550	$14,360

The Company has restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred for auditing the restated financial statements for the years ended December 31, 2004 and 2003 will be included under this Item 14 as audit related fees in the registrant’s annual report on Form 10-K for the year ended December 31, 2005.
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

PART IV
Item 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(a)		Financial Statements and Schedules
	1.	Financial Statements
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003 (Restated)
Statements of operations for the years ended December 31, 2004 and 2003 and for the period from August 12, 2002 (inception) through December 31, 2002 (Restated)
Statements of Changes in Members’ Capital for the years ended December 31, 2004 and 2003 and for the period from August 12, 2002 (inception) through December 31, 2002 (Restated)
Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from August 12, 2002 (inception) through December 31, 2002 (Restated)
Notes to Financial Statements (Restated)

	2.	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)		Exhibits
(3) and (4) Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective March 12, 2003 , (File Number 333-100452) is hereby incorporated herein by reference this reference.
(14.1) Code of Ethics
(28.1) Prospectus
(31.1) Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
(31.2) Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
(32.1) Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
(32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 11, 2006

ATEL Capital Equipment Fund X, LLC
(Registrant)

By:	ATEL Financial Corporation
Managing Member of Registrant

By:	/s/ Dean Cash
Dean Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash	President and Chief Executive Officer of ATEL Financial	September 11, 2006
Dean Cash	Services, LLC (Managing Member)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating	September 11, 2006
Paritosh K. Choksi	Officer of ATEL Financial Services, LLC (Managing Member)
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K/A, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.