Form 10-Q
period 2005-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-01-08
CIK 1186258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File number 000-50687
ATEL Capital Equipment Fund X, LLC
(Exact name of registrant as specified in its charter)

California	94-3375584
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)
600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)
Registrant’s telephone number, including area code (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐ Not applicable
The number of Limited Liability Company Units outstanding as of September 30, 2005 was 14,005,986.
DOCUMENTS INCORPORATED BY REFERENCE
None

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATEL CAPITAL EQUIPMENT FUND X, LLC
BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Cash and cash equivalents	$42,097,206	$50,767,859
Due from Managing Member	—	59,482
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2005 and 2004	570,551	575,365
Notes receivable, net of unearned interest income of $1,332,050 at September 30, 2005 and $1,349,518 at December 31, 2004	5,681,091	4,549,389
Prepaids and other assets	460,652	249,961
Investment in securities	74,999	62,499
Investments in equipment and leases, net of accumulated depreciation and amortization of $10,124,237 at September 30, 2005 and $4,356,463 at December 31, 2004	58,798,968	38,042,279

Total assets	$107,683,467	$94,306,834

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$319,643	$—
Accrued distributions to Other Members	1,319,342	—
Other	269,716	201,813
Deposits due lessees	140,132	131,017
Unearned operating lease income	1,398,889	470,497

Total liabilities	3,447,722	803,327

Commitments and contingencies

Total Members’ capital	104,235,745	93,503,507

Total liabilities and Members’ capital	$107,683,467	$94,306,834

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$2,666,591	$1,005,291	$7,137,644	$2,556,361
Direct financing leases	43,697	39,153	156,412	94,245
Gain on sales of lease assets and early termination of note receivable	17,046	—	42,161	—
Interest on notes receivable	153,116	111,187	439,602	187,176
Interest income	360,295	103,943	888,720	236,192
Gain on sales of securities	1,690	—	7,940	—
Other	8,511	6,908	13,517	9,378

Total revenues	3,250,946	1,266,482	8,685,996	3,083,352

Expenses:
Depreciation of operating lease assets	2,208,619	908,473	5,770,321	2,297,807
Asset management fees to Managing Member	199,403	58,521	423,693	131,935
Acquisition expense	264,277	(133,334)	948,518	415,889
Cost reimbursements to Managing Member	188,040	108,472	535,762	218,574
Amortization of initial direct costs	52,859	35,607	142,784	67,131
Professional fees	29,580	5,220	56,660	58,649
Franchise and state income taxes	—	16,750	74,161	82,858
Insurance	10,908	16,808	10,908	22,780
Outside services	19,799	17,102	55,911	38,776
Other	32,859	6,235	111,871	42,171

Total operating expenses	3,006,344	1,039,854	8,130,589	3,376,570
Other expense	(14,831)	—	(37,735)	—

Net income (loss)	$229,771	$226,628	$517,672	$(293,218)

Net income (loss):
Managing Member	$227,249	$127,468	$743,150	$300,132
Other Members	2,522	99,160	(225,478)	(593,350)

	$229,771	$226,628	$517,672	$(293,218)

Net income (loss) per Other Members Limited Liability Company Unit	$0.00	$0.01	$(0.02)	$(0.09)

Weighted average number of Other Members Limited Liability Company Units outstanding	14,006,194	8,724,786	13,600,064	6,977,561
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE
NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2005
(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2003	4,463,382	$35,997,572	$—	$35,997,572
Capital contributions	7,281,891	72,828,458	—	72,828,458
Less selling commissions to affiliates	—	(6,553,702)	—	(6,553,702)
Other syndication cost to affiliates	—	(2,001,695)	—	(2,001,695)
Rescissions of capital contributions	(19,200)	(192,000)	—	(192,000)
Limited Liability Company Units repurchased	(3,250)	(29,677)	—	(29,677)
Distributions to Other Members ($0.48 per Unit)	—	(5,694,344)	—	(5,694,344)
Distributions to Managing Member	—	—	(460,566)	(460,566)
Net income (loss)	—	(851,105)	460,566	(390,539)

Balance December 31, 2004	11,722,823	93,503,507	—	93,503,507

Capital contributions	2,313,863	23,138,630	—	23,138,630
Less selling commissions to affiliates	—	(2,082,477)	—	(2,082,477)
Rescissions of capital contribution	(10,000)	(96,333)		(96,333)
Other syndication cost to affiliates	—	(657,575)	—	(657,575)
Limited Liability Company Units repurchased	(20,700)	(173,951)	—	(173,951)
Distributions to Other Members ($0.67 per Unit)	—	(9,170,578)	—	(9,170,578)
Distributions to Managing Member	—	—	(743,150)	(743,150)
Net income (loss)	—	(225,478)	743,150	517,672

Balance September 30, 2005	14,005,986	$104,235,745	$—	$104,235,745

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CASH FLOWS
THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$229,771	$226,628	$517,672	$(293,218)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	2,208,619	908,473	5,770,321	2,297,807
Amortization of initial direct costs	52,859	35,607	142,784	67,131
Gain on sale of securities	(1,690)	—	(7,940)	—
Gain on sales of lease assets and early termination of note receivable	(17,046)	—	(42,161)	—
Changes in operating assets and liabilities:
Due from Managing Member	—	(44,044)	59,482	(44,044)
Due from affiliate	—	—	—	248,428
Accounts receivable	1,241,113	(57,759)	4,814	(109,701)
Prepaid and other assets	76,261	(28,360)	(210,691)	128,009
Accounts payable, Managing Member	(18,278)	(448,465)	212,669	(505,864)
Accounts payable, other	52,021	(540,745)	67,903	22,813
Deposits due lessees	—	9,858	9,115	187,291
Unearned operating lease income	446,584	8,082	928,392	13,390

Net cash provided by operating activities	4,270,214	69,275	7,452,360	2,012,042

Investing activities:
Asset purchases (equipment on operating and direct financing leases, and notes receivable)	(8,537,492)	(364,464)	(29,382,491)	(11,807,502)
Proceeds from sales of lease assets and notes receivable	17,490	—	594,484	—
Proceeds from sale of securities	1,690	—	7,940	—
Payments of initial direct costs	(158,024)	(65,197)	(418,021)	(170,660)
Reduction of net investment in direct financing leases	152,009	101,890	493,636	232,040
Purchase of securities	(12,500)	—	(12,500)	—
Payments received on notes receivable	355,731	212,842	953,057	256,566

Net cash used in investing activities	(8,181,096)	(114,929)	(27,763,895)	(11,489,556)
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CASH FLOWS
THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Financing activities:
Capital contributions received	268,860	19,451,369	23,138,630	53,291,992
Distributions to Other Members	(2,805,692)	(1,572,107)	(7,851,236)	(3,711,177)
Distributions to Managing Member	(227,489)	(127,468)	(636,176)	(300,132)
Limited Liability Company Units repurchased or rescinded	(270,284)	—	(270,284)	—
(Payment) refund of selling commissions and other syndication costs to affiliates	18,975	(1,890,037)	(2,740,052)	(6,240,018)

Net cash provided by (used in) financing activities	(3,015,630)	15,861,757	11,640,882	43,040,665

Net increase (decrease) in cash and cash equivalents	(6,926,512)	15,816,103	(8,670,653)	33,563,151
Cash and cash equivalents at beginning of period	49,023,718	40,427,700	50,767,859	22,680,652

Cash and cash equivalents at end of period	$42,097,206	$56,243,803	$42,097,206	$56,243,803

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$74,161	32,608

Cash paid during the period for interest	$—	$—	$—	$615

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$(241)	$—	$106,974	$—

Distributions declared and payable to Other Members at period-end	$(2,973)	$—	$1,319,342	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
1. Organization and Company matters:
ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 12, 2002 (“Inception”) for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. The Company may continue until December 31, 2021.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). Total gross contributions in the amount of $140,591,460 (14,059,136 units) were received as of September 30, 2005, $140,591,360 of which represented continuing interest of Other Members, and $100 of which represented the Initial Member’s capital investment. During the period from Inception through September 30, 2005, rescissions and repurchases totaled $491,961 (53,150 units). The offering was terminated on March 11, 2005.
As of September 30, 2005, 14,005,986 units ($140,059,860) were issued and outstanding.
As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.
Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (footnote 5). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period ending six calendar years after the termination of the offering (which will be no later than March 11, 2011), and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement.
These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of provisions for doubtful accounts and notes receivable.
Cash and cash equivalents:
Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less. The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at September 30, 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases.
Accounts receivable:
Accounts receivable represent the amounts billed under operating and direct financing lease contracts currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off on specific identification by AFS. Amounts recovered that were previously written-off are recorded as other income in the period received.
Direct financing leases and related revenue recognition:
Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.
Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are written-off on a case by case basis.
Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.
Equipment on operating leases and related revenue recognition:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.
Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the lease, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 24 to 96 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Notes receivable, unearned interest income and related revenue recognition:
The Company records all future payments of principal and interest on notes as notes receivable which is then offset by the related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are written charged off to expense on a specific identification basis.
Notes receivable are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status on a case by case basis.
The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based on the Company’s current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company’s notes receivable at September 30, 2005 is $5,681,091.
Initial direct costs:
The Company capitalizes initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs, such amounts are expensed as acquisition expense.
Acquisition expense:
Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Segment reporting:
The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.
The Company’s chief operating decision makers are the Managing Member’s Chief Operating Officer and its Chief Executive Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.
The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the nine months ended September 30, 2005 and 2004:

	For the Nine Months Ended September 30,
	2005	% of total	2004	% of total
Revenue:
United States	$7,957,529	91%	$2,934,498	95%
United Kingdom	516,881	6%	—	—
Canada	211,586	3%	148,854	5%

Total International	728,467	9%	148,854	5%

Total	$8,685,996	100%	$3,083,352	100%

	As of September 30,
	2005	% of total	2004	% of total
Long-lived tangible assets:
United States	$56,798,355	88%	$20,400,829	89%
United Kingdom	5,236,505	8%	—	—
Canada	2,445,199	4%	2,607,862	11%

Total International	7,681,704	12%	2,607,862	11%

Total	$64,480,059	100%	$23,008,691	100%

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
SEPTEMBER 30, 2005
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
For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.
Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.
SFAS No. 133, as amended, had no impact in 2005 and 2004 as the Company did not utilize derivatives in these years.
Foreign currency transactions:
Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three and nine months ended September 30, 2005, the Company recognized a foreign currency loss of $14,831 and $37,735, respectively, which is included in Other expense.
Investment in securities
Purchased securities
Purchased securities are not registered for public sale and are carried at lower of cost or market at the end of the period as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material.
Warrants
Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At September 30, 2005, the Managing Member determined the estimated fair value of the warrants to be nominal in amount.
Unearned operating lease income:
The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as Operating lease revenue ratably over the period to which the prepayments relate.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Income taxes:
The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy income and franchise taxes on partnerships.
Other income (expense), net:
Other income, net consists of gains and losses on foreign currency exchange transactions.
Per unit data:
Net loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.
Recent accounting pronouncements:
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.
3. Notes receivable, net:
The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 16 to 60 months and bear interest at rates ranging from 9% to 21%. The notes are secured by the equipment financed. As of September 30, 2005, the minimum future payments receivable are as follows:

Three months ending December 31, 2005	$559,063
Year ending December 31, 2006	1,974,864
2007	1,653,879
2008	945,865
2009	1,818,006
2010	—
Thereafter	—

Total	6,951,677
Less: portion representing interest	(1,332,050)
Add: Initial direct costs paid to Managing Member, net of accumulated amortization of $48,990	61,464

$5,681,091

For the nine month period ended September 30, 2005, IDC amortization expense related to notes receivable was $36,469. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $106,315, total IDC amortization expense was $142,784.
For the nine months ended September 30, 2005, capitalized IDC was $46,346 related to notes funded.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
4. Investment in equipment and leases, net:
The Company’s investment in equipment leases consists of the following:

			Depreciation/
			Amortization
			Expense or
		Reclassifications	Amortization
	Balance	&	of Direct	Balance
	December 31,	Additions/	Financing	September 30,
	2004	Dispositions	Leases	2005
Net investment in operating leases	$34,497,392	$27,147,468	$(5,770,321)	$55,874,539
Net investment in direct financing leases	3,159,401	(340,595)	(493,636)	2,325,170
Initial direct costs, net of accumulated amortization of $190,954 in 2005 and $120,500 in 2004	385,486	320,088	(106,315)	599,259

	$38,042,279	$27,126,961	$(6,370,272)	$58,798,968

Additions to net investment in operating leases include amounts accrued at September 30, 2005.
For the nine months ended September 30, 2005, IDC amortization expense related to operating and direct finance leases was $106,315. Together with IDC amortization expense related to notes receivable (as discussed in footnote 3) of $36,469, total IDC amortization expense was $142,784.
Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets.
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses were recorded in either 2005 or 2004. Depreciation expense on property subject to operating leases and property held for lease or sale consist of the following for each of the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Depreciation of operating lease assets	$2,208,619	$908,473	$5,770,321	$2,297,807

All of the property on leases was acquired in 2005, 2004 and 2003.
The Company utilizes a straight-line depreciation method over the term of the equipment lease agreement for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 40
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Data processing	3 - 5
Telecommunication	3 - 5

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
4. Investment in equipment and leases, net (continued):
Operating leases:
Property on operating leases consists of the following:

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2004	Additions	or Dispositions	2005
Mining	$16,022,058	$4,846,808	$—	$20,868,866
Transportation	7,946,938	4,201,677	—	12,148,615
Materials handling	7,267,277	9,290,561	—	16,557,838
Manufacturing	6,537,860	2,849,971	—	9,387,831
Data processing	1,079,722	—	—	1,079,722
Transportation, rail	—	5,991,497	(35,593)	5,955,904

	38,853,855	27,180,514	(35,593)	65,998,776
Less accumulated depreciation	(4,356,463)	(5,770,321)	2,547	(10,124,237)

	$34,497,392	$21,410,193	$(33,046)	$55,874,539

The average assumed residual value for assets on operating leases at September 30, 2005 and 2004 were 25% and 21% of the assets’ original cost, respectively.
Direct financing leases:
As of September 30, 2005, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Total minimum lease payments receivable	$2,296,707	$3,326,851
Estimated residual values of leased equipment (unguaranteed)	338,679	338,680

Investment in direct financing leases	2,635,386	3,665,531
Less unearned income	(310,216)	(506,130)

Net investment in direct financing leases	$2,325,170	$3,159,401

All of the property on leases was acquired in 2005, 2004 and 2003.
At September 30, 2005, the aggregate amounts of future minimum lease payments are as follows:

		Direct
	Operating	Financing
	Leases	Leases	Total
Three months ended December 31, 2005	$2,014,289	$193,813	$2,208,102
2006	10,606,005	672,120	11,278,125
2007	9,968,045	548,848	10,516,893
2008	9,110,383	483,446	9,593,829
2009	6,796,537	398,480	7,195,017
2010	1,860,179	—	1,860,179
Thereafter	785,734	—	785,734

	$41,141,172	$2,296,707	$43,437,879

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
5. Related party transactions:
The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.
The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.
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
Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or net assets depending on the type of cost incurred.
During the three and nine month periods ended September 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Costs reimbursed to Managing Member	$188,040	$108,472	$535,762	$218,574
Asset management fees to Managing Member	199,403	58,521	423,693	131,935
Initial direct costs paid to Managing Member	130,936	55,443	269,441	160,241
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	—	1,750,623	2,082,477	4,796,279
Reimbursement (refund) of other syndication costs to Managing Member, deducted from Other Members’ capital, as restated	(18,975)	139,415	657,575	1,443,739
Acquisition costs paid to/(from) Managing Member	264,277	(133,335)	948,518	415,889

	$763,681	$1,979,139	$4,917,466	$7,166,657

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the nine month periods ended September 30, 2005 and 2004, the Managing Member made such payments of $196,958 and $169,695, respectively. During the three month periods ended September 30, 2005 and 2004, the Managing Member made such payments of $81,742 and $53,348, respectively.
6. Borrowing facilities:
The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions. The financing arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
6. Borrowing facilities (continued):
As of September 30, 2005, borrowings under this facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as such borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of September 30, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings by affiliated partnerships and limited liability companies at September 30, 2005 was 5.593%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services, LLC, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facilities. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company was not in compliance with a non-financial covenant as of September 30, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
7. Member’s capital:
As of September 30, 2005, 14,005,986 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units, including the 50 Units issued to the Initial Members.
The Company’s Net Income, Net Losses, and Distributions, as defined in the Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to Managing Member. In accordance with the terms of the Operating Agreement, additional allocations of income were made to Managing Member in 2005, 2004, and 2003. The amounts allocated were determined to bring Managing Member’s ending capital account balance to zero at the end of each period.
Distributions to the Other Members were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Distributions declared	$2,802,719	$1,572,107	$9,170,578	$3,711,177
Weighted average number of Units outstanding	14,006,194	8,724,786	13,600,064	6,977,561
Weighted average distributions per Unit	$0.20	$0.18	$0.67	$0.53
8. Commitments:
The Company has $23,345,253 in commitments to purchase lease assets as of September 30, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.
9. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
10. Subsequent Events
The Company began borrowing under the Master Terms Agreement, described in footnote 8, in June 2006. The balance outstanding is $6,000,000 at January 4, 2007.
In July 2006, the Company become a party to an existing $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. This receivables funding program expires August 2011.
The receivable funding program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. There are currently no outstanding borrowings on the receivables funding program.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
Capital Resources and Liquidity
The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of March 12, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
The Company participates with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility (available to an affiliate) with a group of financial institutions. The financing arrangement is for $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.
Borrowings under the facility as of September 30, 2005 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,500,000)

Total available under the above mentioned facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as such borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of September 30, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings by affiliated partnerships and limited liability companies at September 30, 2005 was 5.93%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services, LLC, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facilities. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The financing arrangement includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with a non-financial covenant as of September 30, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.
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
If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s borrowing facilities, see footnote 6 in the notes to the financial statements.
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
As of September 30, 2005, cash balances consisted of working capital and amounts reserved for distributions to be paid in October 2005, generated from operations in 2005.
The Company has $23,345,253 in commitments to purchase lease assets as of September 30, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.
The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional distributions have been consistently made through September 2005. See footnote 7 to the financial statements for additional information regarding distributions.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
Cash Flows
The three months ended September 30, 2005 versus the three months ended September 30, 2004
In both the three months ended September 30, 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $4,200,939 from $69,275 in 2004 to $4,270,214 in 2005. This increase was primarily a result of increases in: (1) operating lease revenues, (2) collections of accounts receivable, and (3) advance payments received on operating leases as well as decreases in: (1) payments made to accounts payable, Managing Member and (2) payments made on accounts payable other. Operating lease revenues increased $1,661,300 from $1,005,291 in 2004 to $2,666,591 in 2005. Accounts receivable collections increased cash provided by operating activities by $1,298,872 from a cash use of $57,759 in 2004 to a cash source of $1,241,113 in 2005. Unearned operating lease income provided $446,584 of cash to operating activities compared to $8,082 in 2004 as a result of receiving more advance payments from lessees. Cash payments on accounts payable, Managing Member decreased by $430,187 from 2004 when accounts payable, Managing Member used $448,465 in cash compared to 2005 when accounts payable, Managing Member used $18,278 in cash. Accounts payable, other decreased from a use of cash in 2004 of $540,745 to providing cash of $52,021 which generated an additional $592,766 of cash from operations.
In both the three months ended September 30, 2005 and 2004, the usages of cash from investing activities consisted primarily of asset purchases, net of payments received on notes receivable, of $8,181,096 and $114,929, respectively.
In the three months ended September 30, 2005, the Company used $3,015,630 in cash from financing activities compared to 2004 when the company generated $15,861,757 of cash from financing activities, a decrease of $18,877,387. This decrease in cash provided by financing activities was primarily a result of the Company ceasing its public offering on March 11, 2005. The termination of the public offering reduced capital contributions received, net of syndication costs, by $17,273,497 from $17,561,332 in 2004 to $287,835 in 2005. Additionally, during the three months ended September 30, 2005, distributions to Other Members increased by $1,233,585 from $1,572,107 in 2004 to $2,805,692 in 2005.
The nine months ended September 30, 2005 versus the nine months ended September 30, 2004:
In both the nine months ended September 30, 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases and interest income. Cash flows from operations increased by $5,440,318 from $2,012,042 in 2004 to $7,452,360 in 2005. This increase is primarily a result of an increase in operating lease revenues, interest on notes receivable and interest income of $5,486,237 from $2,979,729 in 2004 to $8,465,966 in 2005.
In both the nine months ended September 30, 2005 and 2004, the primary use of cash in investing activities was asset purchases. Cash used in investing activities increased by $16,274,339 from $11,489,556 in 2004 to $27,763,895 in 2005. Asset purchases had an increase of $17,574,989 from $11,807,502 in 2004 to $29,382,491 in 2005. This increase in cash use was offset by increases in proceeds from sales of lease assets and notes receivable of $594,484 from zero in 2004 to $594,484 in 2005 and payments received on notes receivable of $696,491 from $256,566 in 2004 to $953,057 in 2005.
In both the nine months ended September 30, 2005 and 2004, the main source of cash from financing activities was from its initial public offering. Cash provided by financing activities decreased by $31,399,783 from $43,040,665 in 2004 to $11,640,882 in 2005. The decrease in cash provided by financing activities was primarily a result of a net decrease in proceeds, net of syndication costs, from the Company’s public offering of $26,653,396 from $47,051,974 in 2004 to $20,398,578 in 2005. Additionally, distributions to Other Members increased by $4,140,059 from $3,711,177 in 2004 to $7,851,236 in 2005.
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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
Results of Operations
As of April 9, 2003, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing activities”). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at September 30, 2005, the results of operations in the three and nine months ended September 30, 2005 and 2004 are not expected to be comparable to future periods. After the Company’s initial asset acquisition stage terminate, the results of operations are expected to change significantly.
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
The three months ended September 30, 2005 versus the three months ended September 30, 2004:
Revenues increased by $1,984,464 from $1,266,482 in 2004 to $3,250,946 in 2005 while earnings remained relatively constant. Earnings increased by $3,143 from $226,628 in 2004 to $229,771 in 2005. Earnings remained relatively constant as a result of operating expenses increasing proportionately with the increase in revenues. Depreciation expense and allocated costs to the Company from AFS were the primary drivers to the increase in expenses.
The increase in revenue was driven primarily by an increase in operating lease revenue, interest on notes receivable and interest income. Operating lease revenue, interest on notes receivable and interest income increased by $1,959,581 from $1,220,421 in 2004 to $3,180,002 in 2005.
The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increase in revenue noted above and to an increase in depreciation expense of $1,300,146 from $908,473 in 2004 to $2,208,619 in 2005.
Allocated costs to the Company from AFS include: (1) asset management fees to Managing Member, (2) acquisition expense and (3) cost reimbursements to Managing Member and increased $618,061 from $33,659 in 2004 to $651,720 in 2005, which is consistent with revenue growth.
The nine months ended September 30, 2005 versus the nine months ended September 30, 2004
Revenues increased by $5,602,644 from $3,083,352 in 2004 to $8,685,996 in 2005, which represented a 182% growth rate. The company had net income of $517,672 in 2005 compared to a net loss of $293,218 in 2004. The Company’s turn from a net loss to net income was primarily a result of certain operating expenses growing at a slower rate than the revenue growth rate.
The increase in revenue was driven primarily by an increase in operating lease revenue, interest on notes receivable and interest income. Operating lease revenue, interest on notes receivable and interest income increased by $5,486,237 from $2,979,729 in 2004 to $8,465,966 in 2005.
The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increase in revenue noted above and to an increase in depreciation expense of $3,472,514 from $2,297,807 in 2004 to $5,770,321 in 2005. Although depreciation expense increased in absolute dollars, depreciation expense decreased as a percent of revenue from 75% of total revenue in 2004 to 66% in 2005, which increased earnings by 9% of total revenue.
Allocated costs to the Company from AFS include: (1) asset management fees to Managing Member, (2) acquisition expense and (3) cost reimbursements to Managing Member. These allocated costs, in aggregate, increased by $1,141,575 from $766,398 in 2004 to $1,907,973 in 2005. Although these allocated costs increased in absolute dollars, these allocated costs decreased as a percent of revenue from 25% of total revenue to 22% in 2005, which increased earnings by 3% of total revenue.
Certain other operating expenses including professional fees, franchise and state taxes and insurance expense decreased both in absolute dollars and as a percent of revenue. These expenses, in aggregate, decreased $22,558 from $164,287 in 2004 to $141,729 in 2005. As a

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
percent of revenue, these operating expenses decreased from 5% of total revenue in 2004 to 2% in 2005, which increased earnings by 3% of total revenue.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company, like most other companies, is exposed to certain market risks, primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.
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

Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures
The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2005, certain material weaknesses existed in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133. amended by SFAS Nos. 137, 138 and 149; and e) financial statement close process, including evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Managing Member has reviewed the material weaknesses believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:
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
With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Liability Company Operating Agreement.
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
The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer has been hired; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations; and a financial reporting supervisor has been added to the team. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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
Item 1A. Risk Factors.
      Inapplicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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
Date:
January 8, 2007
ATEL CAPITAL EQUIPMENT FUND X, LLC
(Registrant)

		By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash

Dean L. Cash
President and Chief Executive Officer
of Managing Member

By:	/s/ Paritosh K. Choksi

Paritosh K. Choksi
Principal Financial Officer
of Registrant