Form 10-K
period 2005-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-01-08
CIK 1186258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2005

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
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐ Not applicable
State the issuer’s revenues for the most recent fiscal year: $12,714,341.
The number of Limited Liability Company Units outstanding as of December 31, 2005 was 14,005,986.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated March 12, 2003, filed pursuant to Rule 424(b) (Commission File No. 333-100452) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California in August 2002. The Company was formed for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation. The Company may continue until December 31, 2021.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). Total gross contributions in the amount of $140,601,008 (14,059,136 units) were received as of December 31, 2005, $500 of which represented the Initial Member’s capital investment and $140,600,908 of which represented continuing interest of the Other Members. During the period from Inception through December 31, 2005, rescissions and repurchases totaled $491,961 (53,150 units). The offering was terminated on March 11, 2005.
As of December 31, 2005, 14,005,986 Units ($140,059,860) were issued and outstanding.
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
The Company has the ability to incur debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company intends to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future.
The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation.
As of December 31, 2005, there were no borrowings under such facilities discussed above and further discussed in footnote 8 to the financial statements as set forth in Part II, Item 8.
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
The Company’s intent is to only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 2005, the Company had purchased equipment with a total acquisition price of $66,918,525, which is net of asset sales and Direct Finance Leases (“DFLs”). The Company has also invested $10,222,310 in notes receivable of which $8,699,947 remained outstanding at December 31, 2005.
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
During 2005 and 2004 and 2003, certain lessees generated significant portions of the Company’s total lease revenues as follows:

	Type of
Lessee	Equipment	2005	2004	2003
GE Aircraft Engines	Manufacturing	*	22%	*
Ball Corporation	Materials handling	*	19%	26%
Colowyo Coal Company L.P.	Mining	*	11%	37%
ARYX Therapeutic, Inc.s	Telecommunications	*	*	14%
Sabine Mining Company	Mining	16%	*	*

*	Less than 10%
These percentages are not expected to be comparable in future periods.
The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.
AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.
The business of the Company is not seasonal.
The Company has no full time employees. AFS’ employees provide the services the Company requires to effectively operate. The cost of these services are reimbursed by the Company to AFS per the Operating Agreement.
Equipment Leasing Activities The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2005 and the industries to which the assets have been leased.

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Materials handling	$24,238,334	33%
Mining equipment	21,360,007	29%
Transportation	18,140,113	25%
Manufacturing	6,960,296	10%
Office automation	2,264,462	3%

	$72,963,212	100%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Mining	$22,855,508	31%
Manufacturing	28,443,472	39%
Transportation	14,902,728	21%
Health Care	6,761,504	9%

	$72,963,212	100%

For the year ended December 31, 2005, the Company has disposed of certain leased assets as set forth below:

	Original		Excess of Rents
Asset Types	Equipment Cost	Sale Price	Over Expenses*
Mining equipment	$2,000,000	$1,421,252	$1,316,425
Transportation	47,457	35,853	39,031
Office automation	654,526	380,096	776,121
Other	87,430	—	157,374

	$2,789,413	$1,837,201	$2,288,951

*	Includes only those expenses directly related to the production of the related rents.
The above tables exclude equipment transfers to or from affiliates. For further information regarding the Company’s sales to affiliates during the year ended December 31, 2005, see footnote 7 to the financial statements, Related parties, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.
For further information regarding the Company’s equipment lease portfolio as of December 31, 2005, see footnote 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. For further information regarding the Company geographic revenues and assets, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
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
Holders
As of December 31, 2005, a total of 3,433 investors were record holders of Units in the Company.
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
The rate for monthly distributions from 2005 operations was $0.0667 per Unit for January through December. The distributions were paid in February through December 2005 and in January 2006. During 2005, the Company made thirteen distributions beginning in February and ending in December 2005 compared to twelve distributions in 2004 and 2003. The rate for quarterly distributions paid in April, July, October 2005 and January 2006 was $0.20, per Unit. Distributions were from 2005 cash flows from operations.
The rate for monthly distributions from 2004 operations was $0.0667 per Unit for January through December. The distributions were paid in February through December 2004 and in January 2005. The rate for quarterly distributions paid in April, July, October 2004 and January 2005 was $0.20 per Unit. Distributions were from 2004 cash flows from operations.
The rate for monthly distributions from 2003 operations was $0.0667 per Unit for April through December 2003. The distributions were paid in May through December 2003 and in January 2004. The rate for quarterly distributions paid in July, October 2003 and January 2004 was $0.20 per Unit. Distributions were from 2003 cash flows from operations.
The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2005	2004	2003
Net income (loss) per Unit, based on weighted average Units outstanding	$0.02	$(0.11)	$(0.53)
Return of investment	0.85	0.83	0.95

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.87	0.72	0.42
Differences due to timing of distributions	(0.09)	(0.00)	(0.00)

Actual distributions paid per Unit	$0.78	$0.72	$0.42

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial data of the Company at December 31, 2005, 2004, 2003 and 2002 for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

	2005	2004	2003	2002
Revenues	$13,320,341	$4,976,193	$907,914	$—

Net income (loss)	$1,305,867	$(390,539)	$(1,092,892)	$—
Weighted average Other Member Units	13,702,379	7,919,866	2,219,738	10
Net income (loss) allocated to Other Members	$335,470	$(851,105)	$(1,168,805)	$—
Net income (loss) per Unit Other Members, based on weighted average Units outstanding	$0.02	$(0.11)	$(0.53)	$—
Distributions declared per Unit, based on weighted average Units outstanding	$0.87	$0.72	$0.42	$—
Total Assets	$105,189,626	$94,306,834	$36,979,696	$600
Total Members’ Capital	$102,022,364	$93,503,507	$35,997,572	$600
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.
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
During the funding period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of December 31, 2005, $140,600,908 has been contributed of which $500 was contributed by the Initial Member and $140,600,408, less rescissions and repurchases of $491,961, by Other Members purchasing Units under the public offering for net contributions from Other Members of $140,108,447. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
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

The Company participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”), which is comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate), with a group of financial institutions. The financing arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2005, the Company did not have any borrowings under the facility.
Borrowings under the financing arrangement as of December 31, 2005, were as follows:

Total amount available under the financing arrangement	$75,000,000

Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of December 31, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings by affiliated partnerships and limited liability companies at December 31, 2005 ranged from 5.93% to 7.25%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services, LLC, ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with a non-financial covenant as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
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
Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.
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
If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnote 8 to the financial statements in Item 8.
AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.
The Company commenced regular distributions, based on cash flows from operations, beginning with the month of April 2003. The distribution was made in May 2003 and additional distributions have been consistently made through December 2005.
The Company has $15,835,110 in commitments to purchase lease assets or fund notes receivable as of December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. Of the $15,835,110 as of December 31, 2005, $11,129,459 was cancelled subsequent to year end.
The following table summarizes the expected funding dates for these commitments:

Year ended
December 31,	Amount committed
2006	$4,705,651
As of December 31, 2005, the Company does not have principal payment obligations under the financing arrangement.
Cash Flows
2005 vs. 2004:
In both 2005 and 2004, the Company’s primary source of cash flows was from its public offering. However, cash flows from financing activities decreased by $49,326,155 from $57,896,474 in 2004 to $8,677,299 in 2005. The decrease was primarily the result of raising less capital as the company’s public offering was terminated on March 11, 2005 coupled with an increase in distributions to Other Members. Capital contributions decreased by $49,689,828 from $72,828,458 in 2004 to $23,138,630 in 2005. As expected, syndication costs paid to Managing Member decreased by $5,843,734 from $8,555,397 in 2004 to $2,711,663 in 2005 as a result of raising less capital. Distributions to Other Members and Managing Member increased $5,431,454 from $6,154,910 in 2004 to $10,615,967 in 2005.
In both 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $7,787,587 from $2,345,839 in 2004 to $10,133,426 in 2005. The increase is largely the result of increases in revenues. Operating lease revenue increased $6,117,647 from $4,052,137 in 2004 to $10,169,784 in 2005.

Augmenting this increase in revenues were favorable changes in the Company’s operating assets and liabilities. Specifically, accounts receivable, due from managing member and other assets provided cash of $381,659 in 2005 compared to using cash of $874,855 in 2004, an increase of $1,256,514 in cash provided by operating activities. These assets provided cash either from larger cash collections or reduced spending. Additionally, certain liabilities including accounts payable, managing members, accounts payable, other and unearned operating lease income provided cash of $919,666 in 2005 compared to using cash of $309,814 in 2004, an increase of $1,336,460 in cash provided by operating activities. These liabilities provided cash from either a slowing of payments to vendors and the Managing Member or collecting advance payments from lessees.
In both 2004 and 2005, the Company used essentially the same amount of cash in investing activities. Cash used in investing activities increased by $69,954 from $32,155,106 to $32,225,060. During 2005, cash was used in investing activities to: (1) purchase operating lease assets of $37,579,070 compared to 26,125,770 in 2004 and (2) advance amounts to customers secured by notes receivable of $5,672,921 compared to $5,035,320 in 2004. Additionally, in 2004, the Company purchased equipment on direct financing leases of $1,882,879 compared to zero in 2005. During 2005, investing activities provided cash by: (1) selling lease assets to third parties that generated proceeds of $2,051,588 and selling lease assets to an affiliate that generated proceeds of $7,466,942 compared to zero in 2004, and (2) payments received on notes receivable and direct financing leases of $2,028,792 compared to $939,305 in 2004.
2004 vs. 2003:
In both 2004 and 2003, the Company’s primary source of cash flows was from its public offering. Cash flows from financing activities increased by $20,806,611 from $37,089,863 in 2003 to $57,896,474 in 2004. The increase is primarily the result of capital contributions received from investors. Capital contributions increased by $28,195,138 from $44,633,320 in 2003 to $72,828,458 in 2004. The increase in capital contributions was offset by increases in: (1) syndication costs paid to AFS of $2,015,901 from $6,539,496 in 2003 to $8,555,397 in 2004; (2) distributions to both the Managing Member and other members of $5,150,949 from $1,003,961 in 2003 to $6,154,910 in 2004; and (3) rescissions and units repurchased of $221,677 from zero in 2003.
The Company completed the public offering of its Units on March 11, 2005.
In both 2004 and 2003, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $1,819,749 from $526,090 in 2003 to $2,345,839 in 2004. The increase is largely the result of increases in revenues. Operating lease revenue together with direct finance lease revenue, interest earned on notes receivable and other interest revenues increased $3,995,049 from $896,750 in 2003 to $4,891,799 in 2004. Offsetting this increase in revenue was a slow-down in accounts receivable collections as well as a build-up in prepaids and other assets. Additionally, both accounts payable Managing Member and other generated cash in 2003 compared to using cash in 2004. During 2004, accounts receivable used $572,186 of operating cash compared to using $3,179 during 2003, an increased use of $569,007. During 2004, prepaids and other assets used $243,187 of operating cash compared to using $6,774 during 2003, an increased use of $236,413. During 2003, accounts payable Managing Member and other generated $876,396 of operating cash compared to using $674,583 during 2004, an increased use of $1,550,979.
During 2004 and 2003, cash was used in investing activities to: (1) purchase operating and direct financing lease assets, (2) advance amounts to customers secured by notes receivable, (3) repay AFS for initial direct costs, and (4) purchase securities. Additionally, the Company’s proceeds from assets sales decreased by $257,206 from $257,206 in 2003 to zero in 2004. Purchases of equipment on operating and direct financing leases increased by $13,166,216 from $14,842,433 in 2003 to $28,008,649 in 2004. Note receivable advances increased by $5,035,320 from zero in 2003. Payments of initial direct costs to AFS increased by $107,263 from $200,274 in 2003 to $307,537 in 2004. Purchases of securities increased by $62,499 from zero in 2003. These investing uses of cash were offset by: (1) receipts from affiliates of $248,428 in 2004 compared to payments made to affiliates of $248,428 in 2003, an increase in cash of $496,856, (2) an increase in payments received on direct finance leases and on notes receivable of $841,277 from $98,028 in 2003 to $939,305 in 2004, and (3) an increase in proceeds from sale of securities of $71,166 from zero in 2003.
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
Results of Operations
As of April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. As of that date, the Company commenced operations in its primary business (“leasing activities”). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2005, the results of operations in 2005 and 2004 are not expected to be comparable to future periods. After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.
Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.
As of December 31, 2005, 2004 and 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2005	2004	2003
Mining	31%	42%	14%
Manufacturing	36%	31%	79%
Transportation	23%	20%	*

*	Less than 10%
The Company acquired $37,579,070 of equipment on operating leases during 2005. Below is a table that summarizes utilization percentages for assets acquired during the year ended December 31, 2005, 2004, 2003:

Utilization of equipment purchased by
year	2005	2004	2003	2002
2005	100%	—	—	—
2004	100%	100%	—	—
2003	100%	100%	100%	—
2002	100%	100%	100%	—
It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. As discussed above, the Company remains in an acquisition stage and is continuing to acquire equipment or fund notes receivable. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 24 to 96 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.
The Company also funded $5,672,921 of notes receivable collateralized by assets, including equipment receivables and other assets. The majority of these notes are with companies in the manufacturing and health services industries. The terms of the notes receivable are from 24 to 96 months. The notes generated $619,153 in interest income for the year.
2005 vs. 2004:
In 2005 and 2004, the primary source of revenues were operating leases. Operating lease revenues increased by $6,117,647 from $4,052,137 in 2004 to $10,169,784 in 2005. During this period, the Company generated net income of $1,305,867 in 2005 compared to a net loss of $390,539 in 2004. Depreciation expense is directly related to the Company’s assets on operating leases. As expected, depreciation on operating lease assets increased by $4,738,416 from $3,601,196 in 2004 to $8,339,612 in 2005. As a percent of revenue, depreciation decreased from 72% of total revenue in 2004 to 63% of total revenue in 2005, which improved operating results by 9%. Depreciation expense decreased as a percent of total revenue, in part, as a result of a shift in revenue mix towards interest and gain on sale of assets. Interest and gain on sale of assets increased from 14% of total revenue in 2004 to 22% of total revenue in 2005.
Acquisition expenses remained relatively constant from 2004 to 2005 increasing by $209,552 from $759,909 in 2004 to $969,461. As a percent of revenue, acquisition expenses decreased from 15% of total revenue in 2004 to 8% of total revenue in 2005, which improved operating results by 7%. Acquisition expenses remained relatively constant as revenue increased primarily because the Company has been in the acquisition phase and the consistency of the expense year over year is reflective of the constant acquisition activities which are required in order for the Company to ultimately initiate leases. As defined by the Company’s operating agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.
Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain management fees and cost reimbursements. Although asset management fees to Managing Member and cost reimbursements to Managing Member increased by $813,694 from $564,298 in 2004 to $1,377,992 in 2005, these expenses remained constant at 11% of total revenues.

Professional fees increased by $506,928 from $91,488 in 2004 to $598,416 in 2005. As a percent of revenue, professional fees increased as a percent of revenue from 2% in 2004 to 5% in 2005, which slightly offset some of the improvements in operating results discussed above.

Net income increased by $885,515 from a net loss of $97,320 in the three months ended December 31, 2004 to net income of $788,195 in the three months ended December 31, 2005. The increase in net income was primarily attributable to gain on sales of assets. During the three months ended December 31, 2005, gain on sales of assets increased by $1,029,628 from zero in 2004 to $1,029,628 in 2005 or 22% of total revenue.
2004 vs. 2003:
In 2004 and 2003, the primary source of revenues were operating leases. Operating lease revenues increased by $3,265,846 from $786,291 in 2003 to $4,052,137 in 2004. During this period, the company decreased its net loss by $702,353 from $1,092,892 in 2003 to $390,539 in 2004. Depreciation expense is directly related to the Company’s assets on operating leases. As expected, depreciation on operating lease assets increased by $2,804,354 from $796,842 in 2003 to $3,601,196 in 2004. As a percent of revenues, depreciation decreased from 88% of total revenue in 2003 to 72% of total revenue in 2004, which decreased the loss as a percent of revenue by 16%. Depreciation expense decreased as a percent of revenue, in part, as a result of a shift in revenue mix towards interest on notes receivable. Interest on notes receivable increased from zero in 2003 to 6% of total revenue in 2004.
Acquisition expenses remained relatively constant from 2003 to 2004 decreasing by $132,010 from $891,919 in 2003 to $759,909 in 2004. As a percent of revenue, acquisition expenses decreased from 98% of revenue in 2003 to 15% of revenue in 2004, which decreased the net loss as a percent of revenue by 83%. Acquisition expenses remained relatively constant in absolute dollars while revenue increased primarily because the Company has been in the acquisition phase and the consistency of the expense year over year is reflective of the constant acquisition activities which are required in order for the Company to ultimately initiate leases. As defined by the Company’s operating agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.
Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain management fees and cost reimbursements. Although management fees to Managing Member and cost reimbursements to Managing Member increased by $463,253 from $101,045 in 2003 to $564,298 in 2004, the management fees remained constant at 11% of total revenues.
The Company is continuing to acquire significant amounts of lease assets. As a result, results of operations in future periods are not expected to be comparable to 2005, 2004 or 2003.
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
SFAS No. 133, as amended had no impact in 2005, 2004, and 2003 as the Company did not utilize derivatives in those years.
Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle and corrections of errors. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.

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
Notes receivable, unearned interest income and related revenue recognition:
The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are written off on a case by case basis.
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
Initial direct costs:
The Company capitalizes initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable (as defined in Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”) “Accounting for

Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs, such amounts are expensed as acquisition expense.
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
Restatement of Prior Periods Presented
After receipt of an SEC comment letter by an affiliate of the Company in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required. This Form 10-K reflects the restatement, in accordance with the provisions of APB No. 20, “Accounting Changes”, of ATEL Capital Equipment Fund X, LLC Financial Statements for the following periods:
•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005
Initial Direct Costs to Originate or Acquire Loans and Leases
The Company’s Managing Member determined that the accounting methodology relating to the capitalization of incremental initial direct cost (“IDC”) and fees must be modified to comply with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately identifying, capitalizing or amortizing amounts as IDC. As a result of this restatement, only costs that are associated with successful lease bids are capitalized and amortized over the underlying lease term.
Accrued liabilities
The Company’s Managing Member determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Company restated several of its asset, liabilities, members’ capital and expense accounts.
Revenue
The Company’s Managing Member determined that revenue related to: (1) a certain gain on sale of asset had been incorrectly recorded and (2) a certain lease had not been recognized in the correct period. As a result the Company: (1) restated gain on sale of asset revenue and investment in equipment and leases, net as well as (2) restated operating lease revenue and members’ capital.

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
In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2005, there were no borrowings under the floating rate line of credit.
Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in July 2006. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were no borrowings under this facility through December 31, 2005.
In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Members
ATEL Capital Equipment Fund X, LLC
We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Francisco, California
January 5, 2007

ATEL CAPITAL EQUIPMENT FUND X, LLC
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
ASSETS

	2005	2004
ASSETS
Cash and cash equivalents	$37,269,638	$50,767,859
Accounts receivable, net of allowance for doubtful accounts of $0 in 2005 and 2004	446,770	575,365
Notes receivable, net of unearned interest income of $2,438,109 in 2005 and $1,349,518 in 2004	8,699,947	4,549,389
Due from Managing Member	—	59,482
Prepaids and other assets	56,379	249,961
Investment in securities	74,999	62,499
Investments in equipment and leases, net of accumulated depreciation and amortization of $11,076,538 in 2005 and $4,356,463 in 2004	58,641,893	38,042,279

Total assets	$105,189,626	$94,306,834

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$429,080	$—
Accrued distributions to Other Members	1,357,329	—
Other	353,319	201,813
Deposits due lessees	110,977	131,017
Unearned operating lease income	916,557	470,497

Total liabilities	3,167,262	803,327

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	102,022,364	93,503,507

Total Members’ capital	102,022,364	93,503,507

Total liabilities and Members’ capital	$105,189,626	$94,306,834

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenues:
Leasing activities:
Operating leases	$10,169,784	$4,052,137	$786,291
Direct finance leases	196,166	153,357	44,134
Gain on sales of lease assets and early termination of note receivable	1,071,790	—	10,991
Interest earned on notes receivable	619,153	316,451	—
Gain on sales of securities	7,940	71,166	—
Other interest	1,230,350	369,854	66,325
Other	25,158	13,228	173

Total revenues	13,320,341	4,976,193	907,914

Expenses:
Depreciation of operating lease assets	8,339,612	3,601,196	796,842
Asset management fees to Managing Member	620,277	211,761	48,550
Acquisition expense	969,461	759,909	891,919
Cost reimbursements to Managing Member	757,715	352,537	52,495
Amortization of initial direct costs	202,506	103,376	17,584
Professional fees	598,416	91,488	56,764
Outside services	100,118	55,421	21,219
Income and franchise taxes	161,000	73,439	32,608
Other	171,091	111,066	82,825

Total operating expense	11,920,196	5,360,193	2,000,806

Other expense	(94,278)	(6,539)	—

Net income (loss)	$1,305,867	$(390,539)	$(1,092,892)

Net income (loss) allocated to::
Managing Member	$970,397	$460,566	$75,913
Other Members	335,470	(851,105)	(1,168,805)

	$1,305,867	$(390,539)	$(1,092,892)

Net income (loss) per Other Member Limited Liability Company Unit	$0.02	$(0.11)	$(0.53)
Weighted average number of Other Member Units outstanding	13,702,379	7,919,866	2,219,738
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2002	50	$500	$100	$600

Capital contributions	4,463,332	44,633,320	—	44,633,320
Less selling commissions to affiliates	—	(4,034,999)	—	(4,034,999)
Other syndication costs to affiliates	—	(2,504,497)	—	(2,504,497)
Distributions to Other Members ($0.42 per Unit)	—	(927,947)	—	(927,947)
Distributions to Managing Member	—	—	(76,013)	(76,013)
Net income (loss)	—	(1,168,805)	75,913	(1,092,892)

Balance December 31, 2003	4,463,382	35,997,572	—	35,997,572

Capital contributions	7,281,891	72,828,458	—	72,828,458
Less selling commissions to affiliates	—	(6,553,702)	—	(6,553,702)
Other syndication costs to affiliates	—	(2,001,695)	—	(2,001,695)
Rescissions of capital contributions	(19,200)	(192,000)	—	(192,000)
Units repurchased	(3,250)	(29,677)	—	(29,677)
Distributions to Other Members ($0.72 per unit)	—	(5,694,344)	—	(5,694,344)
Distributions to Managing Member	—	—	(460,566)	(460,566)
Net income (loss)	—	(851,105)	460,566	(390,539)

Balance December 31, 2004	11,722,823	93,503,507	—	93,503,507

Capital contributions	2,313,863	23,138,630	—	23,138,630
Less selling commissions to affiliates	—	(2,082,477)	—	(2,082,477)
Other syndication costs to affiliates	—	(629,186)	—	(629,186)
Rescissions of capital contributions	(10,000)	(96,333)	—	(96,333)
Units repurchased	(20,700)	(173,951)	—	(173,951)
Distributions to Other Members ($0.87 per unit)	—	(11,973,296)	—	(11,973,296)
Distributions to Managing Member			(970,397)	(970,397)
Net income	—	335,470	970,397	1,305,867

Balance December 31, 2005	14,005,986	$102,022,364	$—	$102,022,364

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Operating activities:
Net income (loss)	$1,305,867	$(390,539)	$(1,092,892)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of note receivable	(1,071,790)	—	(10,991)
Gain on sale of investment securities	(7,940)	(71,166)	—
Depreciation of operating lease assets	8,339,612	3,601,196	796,842
Amortization of initial direct costs	202,506	103,376	17,584
Changes in operating assets and liabilities:
Accounts receivable	212,481	(572,186)	(3,179)
Due from Managing Member	59,482	(59,482)	—
Prepaid syndication costs	—	156,624	(156,624)
Prepaids and other assets	193,582	(243,187)	(6,774)
Accounts payable, Managing Member	322,100	(505,864)	505,864
Accounts payable, other	151,506	(168,719)	370,532
Deposits due to lessees	(20,040)	131,017	—
Unearned operating lease income	446,060	364,769	105,728

Net cash provided by operating activities	10,133,426	2,345,839	526,090

Investing activities:
Purchases of equipment on operating leases	(37,579,070)	(26,125,770)	(14,144,965)
Note receivable advances	(5,672,921)	(5,035,320)	—
Proceeds from sales of lease assets	1,837,201	—	257,206
Proceeds from early termination of note receivable	214,387	—	—
Proceeds from sale of lease assets to an affiliate	7,383,056	—	—
Due from affiliate	—	248,428	(248,428)
Purchases of equipment on direct financing leases	—	(1,882,879)	(697,468)
Payments received on notes receivable	1,381,096	485,931	—
Payments of initial direct costs	(515,831)	(307,537)	(200,274)
Reduction of net investment in direct financing leases	647,696	453,374	98,028
Purchase of investment securities	(12,500)	(62,499)	—
Proceeds from sale of investment securities	7,940	71,166	—

Net cash used in investing activities	(33,308,946)	(32,155,106)	(14,935,901)

Financing activities:
Capital contributions received	23,138,630	72,828,458	44,633,320
Payment of syndication costs to Managing Member	(2,711,663)	(8,555,397)	(6,539,496)
Repurchase of limited liability company units	(173,951)	(29,677)	—
Rescissions of capital contributions	(96,333)	(192,000)	—
Distributions to Other Members	(10,615,967)	(5,694,344)	(927,948)
Distributions to Managing Member	(863,417)	(460,566)	(76,013)

Net cash provided by financing activities	8,677,299	57,896,474	37,089,863

Net (decrease) increase in cash and cash equivalents	(13,498,221)	28,087,207	22,680,052
Cash and cash equivalents at beginning of period	50,767,859	22,680,652	600

Cash and cash equivalents at end of period	$37,269,638	$50,767,859	$22,680,652

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$74,161	$32,608	$—

Cash paid during the period for interest	$—	$615	$8,045

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at year-end	$106,980	$—	$—

Distributions declared and payable to Other Members at year-end	$1,357,329	$—	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 12, 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. The Company may continue until December 31, 2021.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). Total gross contributions in the amount of $140,591,460 (14,059,136 units) were received as of December 31, 2005, $500 of which represented the Initial Member’s capital investment and $140,591,360 of which represented continuing interest of the Other Members. During the period from Inception through December 31, 2005, rescissions and repurchases totaled $491,961 (53,150 units). The offering was terminated on March 11, 2005.
As of December 31, 2005, 14,005,986 Units ($140,059,860) were issued and outstanding.
As a limited liability company, the liability of any individual member for the obligations of the Company is limited to the extent of capital contributions to the Company by the individual member.
Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (footnote 7). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.
The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (footnote 7). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.
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
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying balance sheets as of December 31, 2005 and 2004 and the related statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases, direct financing leases and notes receivable. See footnote 3 for a description of lessees and financial borrowers by industry as of December 31, 2005 and 2004.
Accounts receivable:
Accounts receivable represent the amounts billed under operating and direct financing lease contracts currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to expense on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.
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
Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are charged off to expense on a specific identification basis.
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
Notes receivable, unearned interest income and related revenue recognition:
The Company records all future payments of principal and interest on notes as notes receivable which is then offset by the amount of any related            unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are charged off to expense on a specific identification basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
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
Initial direct costs:
The Company capitalizes initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.
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
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.
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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.
The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the year ended December 31:

		% of		% of		% of
	2005	total	2004	total	2003	total
Revenue:
United States	$12,243,496	92%	$4,754,528	96%	$907,914	100%
United Kingdom	797,121	6%	—	0%	—	0%
Canada	279,724	2%	221,665	4%	—	0%

Total International	1,076,845	8%	221,665	4%	—	0%

Total	$13,320,341	100%	$4,976,193	100%	$907,914	100%

Long-lived tangible assets:
United States	$59,934,316	89%	$38,873,933	91%
United Kingdom	5,005,944	7%	1,148,854	3%
Canada	2,401,580	4%	2,568,881	6%

Total International	7,407,524	11%	3,717,735	9%

Total	$67,341,840	100%	$42,591,668	100%

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
SFAS No. 133, as amended, had no impact in 2005, 2004, and 2003 as the Company did not utilize derivatives in these years.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
Foreign currency transactions:
Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant.
Investment in securities:
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
Warrants
Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At December 31, 2005, the Managing Member determined the estimated fair value of the warrants to be nominal in amount.
Unearned operating lease income:
The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.
Income taxes:
The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2005, 2004, and 2003, the current provision for state income and franchise taxes was approximately $161,000, $73,439 and $32,608, respectively.
The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2005	2004
Financial statement basis of net assets	$102,022,364	$93,503,507
Tax basis of net assets (unaudited)	111,445,558	104,295,819

Difference	$9,423,194	$10,792,312

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Company’s tax returns.
The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:

	2005	2004	2003
Net income (loss) per financial statements	$1,305,867	$(390,539)	$(1,092,892)
Reconciling item — impact due to prior year restatement	—	560,291	909,879
Tax adjustments (unaudited):
Adjustment to depreciation expense	(6,476,757)	(6,013,054)	(778,726)
Other timing adjustments	969,574	818,145	200,884

Net loss per federal tax return (unaudited)	$(4,201,316)	$(5,025,157)	$(760,855)

Per unit data:
Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.
Other income, net:
Other income, net consists of gains and losses on foreign currency exchange transactions.
Recent accounting pronouncements:
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle and corrections of errors. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.
3. Concentration of credit risk and major customers:
The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment upon default.
As of December 31 2005, 2004 and 2003, there were concentrations (defined as greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2005	2004	2003
Mining	31%	42%	14%
Manufacturing	36%	31%	79%
Transportation	23%	20%	*

* Less than 10%

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
3. Concentration of credit risk and major customers (continued):
During 2005, one customer comprised 16% of the Company’s revenues from leases. During 2004, three customers comprised 22%, 19% and 11% of the Company’s revenues from leases. During 2003, three customers comprised 37%, 26% and 14% of the Company’s revenues from leases.
4. Notes receivable, net:
The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 16 to 120 months and bear interest at rates ranging from 9% to 21%. The notes are secured by the equipment financed. As of December 31, 2005, the minimum future payments receivable are as follows:

Year ending December 31,
2006	$2,751,626
2007	2,410,867
2008	1,645,510
2009	2,211,134
2010	393,128
Thereafter	1,655,774

11,068,039

Initial direct costs paid to Managing Member, net of accumulated amortization of $60,347	70,017
Less portion representing interest	(2,438,109)

$8,699,947

For the year 2005, IDC amortization expense related to operating and direct finance leases was $151,946 (as discussed in footnote 6). Together with IDC amortization expense related to notes receivable of $50,560, total IDC amortization expense was $202,506 for 2005. For the year 2005, capitalized IDC was $79,387 related to notes funded.
5. Reserves, impairment losses and provisions for doubtful accounts:
The Managing Member has determined that no reserves for lease impairments, allowances for doubtful accounts or allowances for notes receivable were required at December 31, 2005 and 2004.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
6. Investments in equipment and leases, net:
The Company’s investment in equipment and leases consists of the following:

			Depreciation/
			Amortization
			Expense or
	Balance		Amortization of	Reclassi-
	December 31,		Direct Financing	fications or	December 31,
	2004	Additions	Leases	Dispositions	2005
Net investment in operating leases	$34,497,392	$37,579,070	$(8,339,612)	$(7,894,863)	$55,841,987
Net investment in direct financing leases	3,159,401	—	(647,696)	(340,594)	2,171,111
Initial direct costs, net of accumulated amortization of $287,147 in 2005 and $120,500 in 2004	385,486	436,444	(151,946)	(41,189)	628,795

	$38,042,279	$38,015,514	$(9,139,254)	$(8,276,646)	$58,641,893

Additions to net investment in operating leases include amounts accrued at December 31, 2005.
For the year 2005, IDC amortization expense related to operating and direct finance leases was $151,946. Together with IDC amortization expense related to notes receivable (as discussed in footnote 4) of $50,560, total IDC amortization expense was $202,506 for 2005.
Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets.
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses were recorded in either 2005 or 2004. Depreciation expense on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

	2005	2004	2003
Depreciation expense	$8,339,612	$3,601,196	$796,842

All of the property on leases was acquired in 2005, 2004 and 2003.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
6. Investments in equipment and leases, net (Continued):
Operating leases:
Equipment on operating leases consists of the following:

	Balance				Net Balance
	December 31,	Depreciation		Reclassifications	December
	2004	Expense	Additions	or Dispositions	31, 2005
Manufacturing	$6,537,860	$—	$—	$(689,352)	$5,848,508
Materials handling	7,267,277	—	14,581,005	689,352	22,537,634
Mining	16,022,058	—	5,337,949	(2,000,000)	19,360,007
Data processing	1,079,722	—	—	—	1,079,722

Transportation	7,946,938	—	4,201,677	—	12,148,615
Transportation, rail	—	—	13,458,439	(7,514,400)	5,944,039

	38,853,855	—	37,579,070	(9,514,400)	66,918,525

Less accumulated depreciation	(4,356,463)	(8,339,612)	—	1,619,537	(11,076,538)

Total	$34,497,392	$(8,339,612)	$37,579,070	$(7,894,863)	$55,841,987

The average assumed residual value for assets on operating leases at December 31, 2005 and 2004 were 26% and 21% of the assets original cost, respectively.
Direct financing leases:
As of December 31, 2005, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2005 and 2004:

	2005	2004

Total minimum lease payments receivable	$2,102,894	$3,326,851
Estimated residual values of leased equipment (unguaranteed)	338,680	338,680

Investment in direct financing leases	2,441,574	3,665,531
Less unearned income	(270,463)	(506,130)

Net investment in direct financing leases	$2,171,111	$3,159,401

At December 31, 2005, the aggregate amounts of future minimum lease payments to be received are as follows:

		Direct Financing
Year ending December 31,	Operating Leases	Leases	Total
2006	$11,779,040	$672,120	$12,451,160
2007	11,141,081	548,848	11,689,929
2008	10,283,419	483,446	10,766,865
2009	7,969,573	398,480	8,368,053
2010	2,988,437	—	2,988,437
Thereafter	2,749,730	—	2,749,730

	$46,911,280	$2,102,894	$49,014,174

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
6. Investments in equipment and leases, net (Continued):
The Company utilizes a straight-line depreciation method over the term of the equipment lease agreement for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (Yrs)
Transportation, rail	30 - 35
Mining	30 - 40
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Data processing	3 - 5
Communications	3 - 5
7. Related party transactions:
The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.
The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies. The Company is contingently liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.
Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and ATEL Financial Services, LLC is a wholly-owned subsidiary of ATEL Capital Group, and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.
Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.
AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows during each of the years ended December 31:

	2005	2004	2003
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	$2,082,477	$6,553,702	$4,034,999
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	629,186	2,001,695	2,504,497
Asset management fees paid to AFS	620,277	211,761	48,550
Acquisition expenses paid to AFS	969,461	759,909	891,919
IDC paid to AFS	335,965	247,159	118,662
Cost reimbursements paid to AFS	757,715	352,537	52,495

	$5,395,081	$10,126,763	$7,651,122

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2005, 2004 and 2003, the Managing Member made such payments of $367,318, $234,835, and $98,402 respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
7. Related party transactions (Continued):
During November 2005 an operating lease asset was purchased and a lease agreement entered into by the Company with an original cost of $7,466,941. In December 2005, the asset and associated lease were transferred to an affiliate of the Company for a total payment of $7,383,056.
8. Borrowing facility:
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
As of December 31, 2005, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of December 31, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this financing arrangement.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings by affiliated partnerships and limited liability companies at December 31, 2005 ranged from 5.93% to 7.25%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company, and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
8. Borrowing facility (Continued):
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
The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company was not in compliance with non-financial covenants as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
9. Commitments:
The Company has $15,835,110 in commitments to purchase lease assets or fund notes receivable as of December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. Of the $15,835,110 as of December 31, 2005, $11,129,459 was cancelled subsequent to year-end.
10. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.
11. Members’ capital:
As of December 31, 2005, 14,005,986 units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).
As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2005, 2004, and 2003. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
12. Fair value of financial instruments:
Notes receivable:
The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based on the Company’s current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company’s notes receivable at December 31, 2005 and 2004 is $8,699.947 and $4,549,389, respectively.
Other financial instruments:
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 and 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
13. Subsequent Events
The Company began borrowing under the Master Terms Agreement, described in footnote 8, in June 2006. The balance outstanding is $6,000,000 at January 4, 2007.
In July 2006, the Company become a party to an existing $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. This receivables funding program expires August 2011.
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
14. Selected quarterly data (unaudited):
The Company’s 2004 and 2005 unaudited selected quarterly financial information is as follows:

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2004	2004	2004	2004
Total revenues	$734,763	$1,082,108	$1,266,481	$1,892,841
Net income (loss)	$(560,082)	$40,237	$226,626	$(97,320)
Net income (loss) per Other Members’ Limited Liability Company Unit	$(0.12)	$0.00	$0.02	$(0.01)

	March 31,	June 30,
	2005	2005	September 30,	December 31,
Quarter ended	Restated	Restated	2005	2005
Total revenues	$2,389,686	$3,045,364	$3,250,946	$4,634,345
Net income (loss)	$116,013	$171,888	$229,771	$788,195
Net income (loss) per Other Members’ Limited Liability Company Unit	$(0.01)	$(0.01)	$0.00	$0.04
After receipt of an SEC comment letter by an affiliate of the Company in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required. This Form 10-K reflects the restatement, in accordance with the

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
14. Selected quarterly data (unaudited) (continued):
provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes” of ATEL Capital Equipment Fund X, LLC previously filed financial statements for the following periods:
•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005
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
Accrued liabilities
The Company’s Managing Member determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Company restated several of its asset, liabilities, members’ capital and expense accounts.
Revenue
The Company’s Managing Member determined that revenue related to: (1) a certain gain on sale of asset had been incorrectly recorded and (2) a certain lease had not been recognized in the correct period. As a result the Company: (1) restated gain on sale of asset revenue and investment in equipment and leases, net; as well as (2) restated operating lease revenue and members’ capital.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
14. Selected quarterly data (unaudited) (continued):
Summary of restatement adjustments for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

	Adjustment to	Adjustment to	Adjustment to
	net income	net income	net income
	increase	increase	increase
	(decrease)	(decrease)	(decrease)
	for the	for the	for the
	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	March 31, 2005	June 30, 2005	June 30, 2005
Operating leases revenue	$171,216	$131,866	$303,082
Gain on sales of assets	—	(17,490)	(17,490)
Depreciation of operating lease assets	(151,500)	(151,500)	(303,000)
Acquisition expense	(325,441)	(358,800)	(684,241)
Amortization of initial direct costs	82,009	94,181	176,190
Cost reimbursements to Managing Member	(2,326)	5,272	2,946
Professional fees	5,039	1,875	6,914

Outside services	2,208	(2,694)	(486)
Other expense	5,643	18,143	23,785

Net change in net income and in net loss	$(213,152)	$(279,147)	$(492,299)

Other adjustments to Members’ Capital:
Accrued syndication costs	(274,380)	274,380	—
Accrued distributions payable, Managing Member	(99,825)	(7,389)	(107,214)
Accrued distributions payable, Other Members	(1,231,180)	(91,135)	(1,322,315)

Net change in Members’ capital:
Managing Member	(99,825)	(7,389)	(107,214)
Other Members	(1,718,712)	(95,902)	(1,814,614)

Total Members’ capital	$(1,818,537)	$(103,291)	$(1,921,828)

Net change in Other Members’ capital per Limited Liability Company Unit	$(0.13)	$(0.01)	$(0.14)

IDC
For the three months ended March 31, 2005, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) decreasing IDC costs by $325,441 with a corresponding increase in acquisition expense; and (2) decreasing IDC amortization expense by $82,009 with a corresponding decrease in accumulated amortization.
For the three months ended June 30, 2005, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) decreasing IDC costs by $358,800 with a corresponding increase in acquisition expense; and (2) decreasing IDC amortization expense by $94,181 with a corresponding decrease in accumulated amortization.
For the six months ended June 30, 2005, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) decreasing IDC costs by $684,241 with a corresponding increase in acquisition expense; and (2) decreasing IDC amortization expense by $176,190 with a corresponding decrease in accumulated amortization.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
Accrued liabilities
For the three months ended March 31, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in decreasing professional fees, outside services and other expense by $5,039, $2,208 and $5,643, respectively with a corresponding decrease in accounts payable, other; and (2) increasing depreciation expense by $151,500 with a corresponding increase in accumulated depreciation. Additionally, an adjustment was made to accrue for certain distributions payable, per the Operating Agreement, to both the managing member and other members paid during the three months ended June 30, 2005 but declared during the three months ended March 31, 2005. These adjustments resulted in a decrease of $1,231,180 and $99,825 in Other Members’ and Managing Member’s Capital, respectively with corresponding increases in accounts payable and accrued liabilities, other and accounts payable and accrued liabilities, Managing Member. Finally, an adjustment was made to accrue for certain syndication costs that were paid in the three months ended June 30, 2005 but incurred during the three months ended March 31, 2005. This adjustment resulted in a decrease of $274,380 in other members’ capital a with a corresponding increase in accrued liabilities.
For the three months ended June 30, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in decreasing cost reimbursements to Managing Member and other expense by $5,272 and $18,143, respectively, with a corresponding decrease in accounts payable other and increasing depreciation expense by $151,500 with a corresponding increase in accumulated depreciation. Additionally, the accrual for syndication costs of $274,380 recorded during the three months ended March 31, 2005, as discussed above, was reversed when paid during the three months ended June 30, 2005. This adjustment resulted in a increase in Other Members’ capital with a corresponding decrease in accrued liabilities.
For the six months ended June 30, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in (1) decreasing professional fees, other expense and cost reimbursements to Managing Member by $33,645 with a corresponding decrease in accounts payable other, (2) increasing outside services by $486 with a corresponding increase in accounts payable other, and (3) increasing depreciation expense by $303,000 with a corresponding increase in accumulated depreciation.
Revenue
For the three months ended March 31, 2005, an adjustment was made to restate operating lease revenue. This adjustment resulted in increasing operating lease revenue by $171,216 with a corresponding increase in accounts receivable.
For the three months ended June 30, 2005, adjustments were made to restate gain on sale of assets and operating lease revenue. These adjustments resulted in: (1) decreasing the amount of revenue recognized as gain on sale of assets by $17,490 with a corresponding decrease in investments in equipment and leases, net; and (2) increasing operating lease revenue by $131,866 with a corresponding increase in accounts receivable.
For the six months ended June 30, 2005, adjustments were made to restate gain on sale of assets and operating lease revenue. These adjustments resulted in: (1) decreasing the amount of revenue recognized as gain on sale of assets by $17,490 with a corresponding decrease in investments in equipment and leases, net; and (2) increasing operating lease revenue by $303,082 with a corresponding increase in accounts receivable.
Effect to net income/(loss) and Members’ capital
For the three months ended March 31, 2005, the above adjustments to IDC cost and related amortization as well as period-end accrued liabilities and revenue had the effect of decreasing (1) the three month net income by $213,152, (2) Managing Member’s capital by $99,825, and (3) Other Members’ capital by $1,718,712 at March 31, 2005 or $(0.13) per Limited Liability Company Unit (Other Members).
For the three months ended June 30, 2005, the above adjustments to IDC cost and related amortization as well as period-end accrued liabilities and revenue had the effect of decreasing the three month net income by $279,147, decreasing Managing Member’s capital by $7,389 and decreasing Other Members’ capital by $95,902 at June 30, 2005 or $(0.01) per Limited Liability Company Unit (Other Members).
For the six months ended June 30, 2005, the above adjustments to IDC cost and related amortization as well as period-end accrued liabilities and revenue had the effect of decreasing: (1) the six month net income by $492,299, (2) Managing Member’s capital by 107,214, and (3) Other Members’ capital by $1,814,614 or $(0.14) per Limited Liability Company Unit (Other Members).

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
14. Selected quarterly data (unaudited) (continued):
Cumulative effect of restatement adjustments prior to January 1, 2005
As more fully discussed in footnote 3 of the Company’s 2004 Form 10-K/A, the Company restated periods prior to January 1, 2005. The nature of the IDC and accrued liabilities restatement adjustments that impact the six months ended June 30, 2005, also impacted prior year periods. In addition, prior periods were impacted by another adjustment related to certain of AFS’ labor costs incurred to syndicate subscriptions for the Company’s Units that had not been reimbursed to AFS as per the Operating Agreement. As a result, the Company restated Other Members’ capital and accounts payable Managing Member. For all periods prior to January 1, 2005, the adjustments as discussed above had the effect of decreasing members capital by $1,357,889 at December 31, 2004 from $94,861,396 as originally reported to $93,503,507.
The following tables reflect the impacted financial statement line items resulting from the restatement for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:
Balance Sheets line items that have been restated as of:

	March 31, 2005		June 30, 2005
	As reported	Restated	As reported	Restated
Assets:
Accounts receivable	$996,115	$1,167,331	$1,642,420	$1,811,664
Notes receivable	4,857,204	4,917,315	4,554,736	4,601,894
Other assets	282,782	305,976	440,840	599,411
Investments in equipment and leases, net	47,095,577	45,380,526	56,045,455	53,952,312
Total assets	114,447,516	112,986,986	111,707,169	109,988,999

Liabilities:
Accounts payable Managing Member	348,941	405,578	297,572	338,162
Accrued distributions to Other Members:	—	1,231,180	—	1,322,315
Accounts payable Other	8,235	436,315	20,508	217,695
Total liabilities	1,275,267	2,991,164	1,410,517	2,970,609

Members’ capital:
Total Members’ capital	113,172,249	109,995,822	110,296,652	107,018,390

Total liabilities and Members’ capital	$114,447,516	$112,986,986	$111,707,169	$109,988,999

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
14. Selected quarterly data (unaudited) (continued):
Statements of Operations line items that have been restated for the following periods:

	Three Months Ended
	March 31, 2005
	As reported	Restated
Operating leases	$1,834,923		$2,006,139
Reclassification adjustments			2,151
Total Revenues	2,216,319		2,389,686

Expenses:
Depreciation of operating lease assets	1,409,634		1,561,134
Acquisition expense	—		325,441
Amortization of initial direct costs	122,882		40,873
Cost reimbursement to Managing Member	166,733		169,059
Professional fees	23,490		18,451
Outside service	17,275		15,067
Other	51,925		46,282

Total expenses	1,887,154		2,271,522

Other income (expense), net before reclassifications	—
Reclassification adjustments			(2,151)
Total other income (expense), net			(2,151)

Net income	329,165		116,013

Net income (loss):
Managing Member	188,829		288,654
Other Members	140,336		(172,641)
Net income (loss) per Limited Liability Company Unit	$0.01	$	$(0.01)

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
14. Selected quarterly data (unaudited) (continued):
Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended
	March 31, 2005
	As reported	Restated
Operating activities:
Net income	$329,165	$116,013
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of operating lease assets	1,409,634	1,561,134
Amortization of initial direct costs	122,882	40,873
Changes in operating assets and liabilities:
Accounts receivable	(420,750)	(591,966)
Other assets	19,956	6,484
Due from Managing Members	123,158	59,482
Accounts payable, Managing Member	348,941	305,753
Accounts payable, other	(56,014)	86,270

Net cash provided by operating activities	2,112,593	1,819,664

Investing activities:
Payment of initial direct cost to Managing Member, net	(478,836)	(59,759)

Net cash used in investing activities	(9,727,258)	(9,308,180)

Financing activities:
Capital contributions received	23,134,880	22,945,100
Repurchase of limited liability company units	(93,446)	—
(Payment) refund of syndication costs (to) from Managing Member	(2,536,956)	(2,566,770)

Net cash provided by (used in) financing activities	$17,981,688	$17,855,539

Schedule of non-cash transactions:
Distributions declared and payable at March 31:
Managing Member	—	99,825
Other Member	—	1,231,180

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
14. Selected quarterly data (unaudited) (Continued):
Statements of Operations line items that have been restated for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As reported	Restated	As reported	Restated
Operating leases	$2,333,048	$2,464,914	$4,167,971	$4,471,053
Gain sales of assets	42,605	25,115	42,605	25,115
Reclassifications	—	20,753	—	22,904
Total Revenues	2,910,235	3,045,364	5,126,553	5,435,050

Expenses:
Depreciation of operating lease assets	1,849,068	2,000,568	3,258,702	3,561,702
Acquisition expense	—	358,800	—	684,241
Amortization of initial direct costs	143,233	49,052	266,115	89,925
Cost reimbursement to Managing Member	183,935	178,663	350,668	347,722
Professional fees	10,504	8,629	33,994	27,080
Outside services	18,351	21,045	35,626	36,112
Other	50,874	32,731	102,798	79,013

Total expenses	2,459,200	2,852,723	4,346,353	5,124,245

Other income (expense), net before reclassifications	—		—
Reclassification adjustments		(20,753)		(22,904)
Total other income (expense), net		(20,753)		(22,904)

Net income	451,035	171,888	780,200	287,901

Net income (loss):
Managing Member	219,858	227,247	408,687	515,901
Other Members	231,177	(55,359)	371,513	(228,000)
Net income (loss) per Limited Liability Company Unit	$0.02	$(0.01)	$0.03	$(0.02)

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
14. Selected quarterly data (unaudited) (Continued):
Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As reported	Restated	As reported	Restated
Operating activities:
Net income	$451,035	$171,888	$780,200	$287,901
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of operating lease assets	1,849,068	2,000,568	3,258,702	3,561,702
Amortization of initial direct costs	143,233	49,052	266,115	89,925
Gain on sale of assets	(42,605)	(25,115)	(42,605)	(25,115)
Changes in operating assets and liabilities:
Other assets	(151,808)	(293,436)	(131,852)	(286,952)
Accounts receivable	(646,305)	(644,333)	(1,067,055)	(1,236,299)
Accounts payable, Managing Member	(51,369)	(74,806)	297,572	230,947
Accounts payable, other	12,273	(70,388)	(43,741)	15,882
Due from Managing Member	—	—	123,158	(59,482)

Net cash provided by operating activities	1,812,574	1,362,482	3,925,167	3,182,146

Investing activities:
Proceeds from sale of lease assets and notes receivable	383,198	576,994	383,198	576,994

Payments received on notes	522,936	311,652	808,610	597,326
Proceeds from sale of investment securities	—	6,250	—	6,250
Payments of initial direct costs to Managing Member	(533,964)	(200,238)	(1,012,800)	(259,997)

Net cash used in investing activities	(10,597,106)	(10,274,619)	(20,324,364)	(19,582,799)

Financing activities:
Capital contributions received	—		23,134,880	22,869,770
Repurchase of limited liability company units	—	—	(168,777)	—
Rescissions of capital contributions	(96,333)	—	(96,333)	—
Payment of syndication costs to/from Managing Member	(223,527)	(192,257)	(2,760,483)	(2,759,027)

Net cash provided by (used in) financing activities	$(3,326,632)	$(3,199,027)	$14,655,056	$14,656,512

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As reported	Restated	As reported	Restated
Schedule of non-cash transactions:
Distributions declared and payable at March 31:

Managing Member	—	7,389	—	107,214

Other Member	—	91,135	—	1,322,315

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2005, 2004 and 2003, certain material weaknesses existed in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133. amended by SFAS Nos. 137, 138 and 149, and e) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
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
With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews by management. Information from the Model drives the amounts to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases and notes receivable.
With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Liability Company Operating Agreement.
With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.
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
The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer has been hired; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations; and a financial reporting supervisor has been hired. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
Each of ALC, ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Company’s public offering of its Units.
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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
Section 16(a) Beneficial Ownership Reporting Compliance
During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 11. EXECUTIVE COMPENSATION
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2005, 2004 and 2003 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at footnote 7 thereof, which information is hereby incorporated by reference.
Selling Commissions
The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.
Through December 31, 2005, $12,671,178 of such commissions had been paid to AFS or its affiliate. Of that amount, $10,559,315 has been re-allowed to other broker/dealers.
Asset Management Fee
The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company’s overall debt structure) and generally managing or supervising the management of the Equipment.
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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
See footnote 7 to the financial statements included in Item 8 for amounts paid.
Managing Member’s Interest in Operating Proceeds
As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2005, 2004 and 2003. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2005, 2004 and 2003.

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.
Security Ownership of Management
The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

	(2)	(3)	(4)
(1)	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Limited Liability Company Units	ATEL Capital Group	Initial Limited Liability	0.0004%
	600 California Street, 6th Floor	Company Units
	San Francisco, CA 94108	50 Units ($500)
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the last two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2005	2004
Audit fees	$509,773	$44,672
Audit related fees	—	—
Tax fees	71,358	1,878
Other	—	—

	$581,131	$46,550

The Company restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred in 2005 for auditing the restated financial statements for the years ended December 31, 2004 and 2003 are $306,975.
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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
PART IV
Item 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
(a)		Financial Statements and Schedules

	1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2005 and 2004

Statements of operations for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Members’ Capital for the years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

ATEL CAPITAL EQUIPMENT FUND X, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	January 8, 2007
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	January 8, 2007
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.