Form 10-Q
period 2006-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-05-31
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2007 was 13,987,486.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FI NANCIAL INFORMATION

Item 1. Financial Stateme nts

ATEL CAPI TAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$32,753,559	$37,269,638
Accounts receivable, net of allowance for doubtful accounts of $3,136 at March 31, 2006 and $0 at December 31, 2005	1,049,293	446,770
Notes receivable, net of unearned interest income of $2,295,788 at March 31,2006 and $2,438,109 at December 31, 2005	8,655,833	8,699,947
Prepaids and other assets	31,246	56,379
Investment in securities	145,043	74,999
Investments in equipment and leases, net of accumulated depreciation of $13,602,175 at March 31, 2006 and $11,076,538 at December 31, 2005	61,008,733	58,641,893

Total assets	$103,643,707	$105,189,626

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$1,502,392	$429,080
Accrued distributions to Other Members	1,317,242	1,357,329
Other	753,168	353,319
Accrued interest payable	7,333	—
Deposits due lessees	99,744	110,977
Unearned operating lease income	943,904	916,557

Total liabilities	4,623,783	3,167,262

Commitments and contingencies

Total Members’ capital	99,019,924	102,022,364

Total liabilities and Members’ capital	$103,643,707	$105,189,626

See accompanying notes.

ATEL CAPITAL EQUIPMENT F UND X, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Revenues:
Leasing activities:
Operating leases	$3,031,901	$2,006,139
Direct financing leases	35,756	65,184
Gain on sales of assets	156	—
Interest on notes receivable	229,663	141,604
Interest income	234,216	173,223
Gain on sales of securities	7,598	—
Other	3,738	3,536

Total revenues	3,543,028	2,389,686

Expenses:
Depreciation of operating lease assets	2,527,334	1,561,134
Asset management fees to Managing Member	138,746	95,215
Acquisition expense	232,293	325,441
Cost reimbursements to Managing Member	198,944	169,059
Amortization of initial direct costs	61,190	40,873
Interest expense	11,000	—
Provision for doubtful accounts	3,136	—
Professional fees	210,209	18,451
Franchise fees and taxes	25,000	—
Insurance	25,053	—
Outside services	79,537	(2,208)
Other	(11,586)	63,557

Total operating expenses	3,500,856	2,271,522
Other expense, net	(16,228)	(2,151)

Net income	$25,944	$116,013

Net income:
Managing Member	$223,622	$288,654
Other Members	(197,678)	(172,641)

	$25,944	$116,013

Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.01)
Weighted average number of Units outstanding	14,005,986	12,788,821

See accompanying notes.

ATEL CAPITAL EQUIPMENT F UND X, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2006

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2004	11,722,823	$93,503,507	$—	$93,503,507

Capital Contributions	2,313,863	23,138,630	—	23,138,630
Less selling commissions to affiliates	—	(2,082,477)	—	(2,082,477)
Other syndication costs to affiliates	—	(629,186)	—	(629,186)
Rescissions of capital contributions	(10,000)	(96,333)	—	(96,333)
Repurchase of units	(20,700)	(173,951)	—	(173,951)
Distributions to Other Members ($0.87 per Unit)	—	(11,973,296)	—	(11,973,296)
Distributions to Managing Member	—	—	(970,397)	(970,397)
Net income	—	335,470	970,397	1,305,867

Balance December 31, 2005	14,005,986	102,022,364	—	102,022,364

Distributions to Other Members ($0.20 per Unit)	—	(2,804,762)	—	(2,804,762)
Distributions to Managing Member	—	—	(223,622)	(223,622)
Net income (loss)	—	(197,678)	223,622	25,944

Balance March 31, 2006	14,005,986	$99,019,924	$—	$99,019,924

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Operating activities:
Net income	$25,944	$116,013
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(156)	—
Depreciation of operating lease assets	2,527,334	1,561,134
Amortization of initial direct costs	61,190	40,873
Provision for losses and doubtful accounts	3,136	—
Gain on sale of securities	(7,598)	—
Changes in operating assets and liabilities:
Accounts receivable	(605,659)	(591,966)
Due from Managing Member	—	59,482
Prepaids and other assets	25,133	(80,956)
Other assets	—	6,484
Accounts payable, Managing Member	1,073,312	305,753
Accounts payable, other	359,762	86,270
Accrued interest payable	7,333	—
Deposits due lessees	(11,233)	—
Unearned operating lease income	27,347	316,577

Net cash provided by operating activities	3,485,845	1,819,664

Investing activities:
Purchases of equipment on operating leases	(5,037,185)	(9,134,058)
Proceeds from sales of lease assets	10,323	—
Payments of initial direct costs	(70,488)	(59,758)
Reduction of net investment in direct financing leases	153,129	193,451
Note receivable advances	(466,020)	(593,489)
Purchase of investment securities	(70,044)	—
Proceeds from sale of securities	7,598	—
Payments received on notes receivable	499,147	285,674

Net cash used in investing activities	(4,973,540)	(9,308,180)

Financing activities:
Capital contributions received	—	22,945,100
Payment of syndication costs to Managing Member	—	(2,566,771)
Distributions to Other Members	(2,804,762)	(2,333,961)
Distributions to Managing Member	(223,622)	(188,829)

Net cash (used in) provided by financing activities	(3,028,384)	17,855,539

Net (decrease) increase in cash and cash equivalents	(4,516,079)	10,367,023
Cash and cash equivalents at beginning of period	37,269,638	50,767,859

Cash and cash equivalents at end of period	$32,753,559	$61,134,882

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,000	$—

Cash paid during the period for taxes	$25,000	$—

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$106,529	$99,825

Distributions declared and payable to Other Members at period-end	$1,317,242	$1,231,180

See accompanying notes.

ATEL CAPITAL EQUIPMENT F UND X, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 12, 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. The Company may continue until December 31, 2021.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Total gross contributions in the amount of $140,600,908 (14,059,136 units) were received as of March 31, 2006, $140,600,408 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment. During the period from Inception through March 31, 2006, rescissions and repurchases totaled $491,961 (53,150 units). The offering was terminated on March 11, 2005.

As of March 31, 2006, 14,005,986 Units ($140,059,860) were issued and outstanding.

As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

Pursuant to the Company Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 5). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 5). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and notes receivable.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and, therefore, believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease and notes receivable contracts that are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance when they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Segment reporting:

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2006 and 2005 and long-lived tangible assets as of March 31, 2006 and December 31, 2005:

	For the three months ended March 31,
	2006	% of Total	2005	% of Total
Revenue:
United States	$3,195,905	90%	$2,232,728	93%

United Kingdom	280,240	8%	85,266	4%
Canada	66,883	2%	71,692	3%

Total International	347,123	10%	156,958	7%

Total	$3,543,028	100%	$2,389,686	100%

	As of March 31,		As of December 31,
	2006	% of Total	2005	% of Total
Long-lived tangible assets:
United States	$53,876,642	88%	$51,234,368	87%

United Kingdom	4,775,384	8%	5,005,945	9%
Canada	2,356,708	4%	2,401,580	4%

Total International	7,132,092	12%	7,407,525	13%

Total	$61,008,733	100%	$58,641,893	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

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

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company records derivative instruments at fair value in the balance sheet and recognizes the offsetting gains or losses as adjustments to net income.

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

SFAS No. 133, as amended, had no impact on the Company’s financial statements as of and for the periods ended March 31, 2006 and December 31, 2005 as the Company did not utilize derivatives in those periods.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended March 31, 2006 and 2005, the Company recognized foreign currency losses of $16,228 and $2,151, respectively, which is included in other expense, net.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At March 31, 2006 and December 31, 2005, the Managing Member the estimated fair value of the warrants to be nominal in amount.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships.

Other income (expense), net:

During the three months ended March 31, 2006 and 2005, other expense was comprised of foreign currency losses of $16,228 and $2,151, respectively.

Per Unit data:

Net income and loss and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 16 to 120 months and bear interest at rates ranging from 9% to 21%. The notes are secured by the equipment financed. There were no impaired notes as of March 31, 2006 and December 31, 2005. As of March 31, 2006, the minimum future payments receivable are as follows:

Nine months ending December 31, 2006	$2,198,360
Year ending December 31, 2007	2,614,324
2008	1,782,492
2009	2,248,514
2010	393,128
2011	393,128
Thereafter	1,262,646

10,892,592
Less: portion representing unearned interest income	(2,295,788)

8,596,804
Unamortized initial direct costs	59,029

Notes receivable, net	$8,655,833

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net (continued):

For the three months ended March 31, 2006, IDC amortization expense related to notes receivable was $13,658. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $47,532, total IDC amortization expense was $61,190.

For the three months ended March 31, 2005, IDC amortization expense related to notes receivable was $11,914. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $28,959, total IDC amortization expense was $40,873.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Leases	Balance March 31, 2006
Net investment in operating leases	$55,841,987	$5,027,019	$(2,527,334)	$58,341,672
Net investment in direct financing leases	2,171,111	—	(153,129)	2,017,982
Initial direct costs, net of accumulated amortization of $269,011 in 2006 and $287,147 in 2005	628,795	67,816	(47,532)	649,079

Total	$58,641,893	$5,094,835	$(2,727,995)	$61,008,733

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2006 related to asset purchase obligations.

For the three months ended March 31, 2006, IDC amortization expense related to operating and direct finance leases was $47,532. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $13,658, total IDC amortization expense was $61,190.

For the three months ended March 31, 2005, IDC amortization expense related to operating and direct finance leases was $28,959. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $11,914, total IDC amortization expense was $40,873.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $2,527,334 and $1,561,134 for the three months ended March 31, 2006 and 2005, respectively. There were no lease assets held for sale at March 31, 2006 and December 31, 2005. There were no impairment losses for the three months ended March 31, 2006 and 2005.

All of the leased property was acquired between 2003 and 2006.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance March 31, 2006
Mining	$19,360,007	$—	$(5,947,682)	$13,412,325
Transportation	12,148,615	—	—	12,148,615
Materials handling	22,537,634	995,822	(12,366,326)	11,167,130
Manufacturing	5,848,508	2,703,820	4,467,654	13,019,982
Data processing	1,079,722	—	—	1,079,722
Transportation, rail	5,944,039	1,337,543	(11,864)	7,269,718
Construction	—	—	9,366,482	9,366,482
Logging & Lumber	—	—	4,479,872	4,479,872

	66,918,525	5,037,185	(11,864)	71,943,846
Less accumulated depreciation	(11,076,538)	(2,527,334)	1,698	(13,602,174)

Total	$55,841,987	$2,509,851	$(10,166)	$58,341,672

The average estimated residual value for assets on operating leases at March 31, 2006 and December 31, 2005 were 24% and 26% of the assets’ original cost, respectively.

Direct financing leases:

As of March 31, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total minimum lease payments receivable	$1,914,009	$2,102,894
Estimated residual values of leased equipment (unguaranteed)	338,680	338,680

Investment in direct financing leases	2,252,689	2,441,574
Less unearned income	(234,707)	(270,463)

Net investment in direct financing leases	$2,017,982	$2,171,111

At March 31, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2006	$9,900,640	$483,236	$10,383,876
Year ending December 31, 2007	11,986,099	548,847	12,534,946
2008	11,128,436	483,446	11,611,882
2009	8,660,149	398,480	9,058,629
2010	3,649,011	—	3,649,011
2011	2,009,473	—	2,009,473
Thereafter	3,122,930	—	3,122,930

	$50,456,738	$1,914,009	$52,370,747

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (yrs)
Mining	30 - 40
Transportation, rail	30 - 35
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation	7 - 10
Logging & Lumber	7 - 10
Construction	7 - 10
Data processing	3 - 5

5. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS for providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies. The Company would be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.

Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

During the three months ended March 31, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended March 31,
	2006	2005
Costs reimbursed to Managing Member	$198,944	$169,059
Asset management fees to Managing Member	138,746	95,215
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	—	2,082,139
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	—	632,864
Acquisition and initial direct costs paid to Managing Member	264,759	368,533

	$602,449	$3,347,810

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of March 31, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(18,600,000)

Total remaining available under the acquisition and warehouse facilities	$56,400,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2006 and December 31, 2005.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The Company had no outstanding balance under the acquisition facility as of March 31, 2006 and December 31, 2005.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Commitments:

At March 31, 2006, there were commitments to purchase lease assets totaling approximately $11,924,954. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

8. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

9. Member’s capital:

Units issued and outstanding were 14,005,986 at March 31, 2006 and December 31, 2005. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows:

	Three Months Ended March 31,
	2006	2005
Distributions declared	$2,804,762	$3,565,141
Weighted average number of Units outstanding	14,005,986	12,788,821
Weighted average distributions per Unit	$0.20	$0.28

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

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of March 12, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received, of which 53,150 Units were rescinded or repurchased by the Company through March 31, 2006. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company participates with ATEL Financial Services, LLC (“AFS”) and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financing arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

Borrowings under the facility as of March 31, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(18,600,000)

Total available under the above mentioned facilities	$56,400,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2006 and December 31, 2005.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The Company had no outstanding balance under the acquisition facility as of March 31, 2006 and December 31, 2005.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS, and providing for cash distributions to the members.

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

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 6 through 8 in the notes to the financial statements.

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

As of March 31, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in April 2006, generated from operations in 2006.

At March 31, 2006, there were commitments to purchase lease assets totaling approximately $11,924,954. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through March 2006.

Cash Flows

The three months ended March 31, 2006 versus the three months ended March 31, 2005

In 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $1,666,181 from $1,819,664 in 2005 to $3,485,845 in 2006. The increase in cash balances was primarily due to the increase in operating lease revenues combined with the increase in accounts payable and accrued liabilities balances. The Company’s operating lease revenue increased by $1,025,762 from $2,006,139 in 2005 to $3,031,901 in 2006. The increase in accounts payable and accrued liabilities favorably impacted cash flows by $1,433,074 in 2006 compared to $392,023 in 2005.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment on operating leases and funding of investments in notes receivable offset, in part, by payments received on the notes receivable. Cash used in investing activities totaled $4,973,540 and $9,308,180 in 2006 and 2005, respectively. The decrease in the utilization of cash related to investing activities was largely due to a decrease in purchases of equipment on operating leases which declined by $4,096,873 from $9,134,058 in 2005 to $5,037,185 in 2006. Payments received on notes receivable totaled $499,147 and $285,674 for the three months ended March 31, 2006 and 2005, respectively.

In 2006, the Company used $3,028,384 of cash from financing activities compared to the $17,855,539 generated from financing activities in 2005. The decrease of $20,883,923 was largely due to the termination of the Company’s offering of Units on March 11, 2005, which reduced capital contributions received, net of syndication costs, by $20,378,329. In addition, distribution to Other Members increased by $470,801 from $2,333,961 in 2005 to $2,804,762 in 2006.

Results of Operations

As of April 9, 2003, the Company, had received and accepted subscriptions for the minimum amount of the offering ($1,200,000). As of that date, the Company commenced operations in its primary business (“leasing and lending activities”). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended March 31, 2006 versus the three months ended March 31, 2005

The Company had net income of $25,944 and $116,013 for the three months ended March 31, 2006 and 2005, respectively. Net income declined as the increase in year over year revenues was more than offset by a slightly higher increase in operating expenses, primarily in professional fees.

Revenues increased by $1,153,342 from $2,389,686 in 2005 to $3,543,028 in 2006 primarily due to an increase in operating lease revenue. Operating lease revenue increased by $1,025,762, or 51%, from $2,006,139 in 2005 to $3,031,901 in 2006. The increase was primarily due to earning assets acquired subsequent to March 31, 2005.

The Company’s largest expense is depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $2,527,334 and $1,561,134 for the three months ended March 31, 2006 and 2005, respectively.

The Company also incurs certain expenses related to the acquisition of assets. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Acquisition expense totaled $232,293 and $325,441 for the three months ended March 31, 2006 and 2005, respectively.

Cost reimbursements to Managing Member increased by $29,885 from $169,059 in 2005 to $198,944 in 2006.

Professional fees and outside services increased by $191,758 from $18,451 in 2005 to $210,209 in 2006 as the Company contracted outside professionals to assist in managing the process of restating and filing previously filed financial statements. Interest expense was $11,000 for the three months ended March 31, 2006. There was no interest expense during the same period in 2005.

The Company also recorded other expense of $16,228 and $2,151 for the three months ended March 31, 2006 and 2005, respectively, which represents losses on foreign exchange transactions recognized for each period.

Item 3. Quantitative and Qualitative Discl osures About Market Risk.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2006, certain material weaknesses existed in the Company’s internal control over financial reporting.

As reported in our Form 10-K for the year ended December 31, 2005, the Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133. amended by SFAS Nos. 137, 138 and 149); and e) financial statement close process, including evaluating the relative significance of misstatements, and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired, and the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in the Company’s Prospectus, as amended on Form POS AM, Post-Effective Amendment No. 5, which was filed on November 29, 2004. The Company’s offering was terminated on March 11, 2005.

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

Date: May 31, 2007

ATEL CAPITAL EQUIPMENT FUND X, LLC

(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi Principal Financial Officer of Registrant