Form 10-Q
period 2006-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-05-31
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$25,956,565	$37,269,638
Accounts receivable	1,612,752	446,770
Notes receivable, net of unearned interest income of $2,404,863 at June 30, 2006 and $2,438,109 at December 31, 2005	9,919,699	8,699,947
Prepaids and other assets	20,369	56,379
Investment in securities	145,043	74,999
Investments in equipment and leases, net of accumulated depreciation of $16,360,631 at June 30, 2006 and $11,076,538 at December 31, 2005	68,084,227	58,641,893

Total assets	$105,738,655	$105,189,626

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$614,190	$429,080
Accrued distributions to Other Members	1,315,375	1,357,329
Other	3,075,105	353,319
Accrued interest payable	7,583	—
Acquisition facility obligation	3,500,000	—
Deposits due lessees	80,738	110,977
Unearned operating lease income	1,114,081	916,557

Total liabilities	9,707,072	3,167,262

Commitments and contingencies

Total Members’ capital	96,031,583	102,022,364

Total liabilities and Members’ capital	$105,738,655	$105,189,626

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$3,342,920	$2,464,914	$6,374,822	$4,471,053
Direct financing leases	32,056	47,531	67,811	112,715
Gain on sales of assets	6,979	25,115	7,135	25,115
Interest on notes receivable	277,406	144,882	507,069	286,486
Interest income	244,003	355,203	478,219	528,426
Gain on sales of securities	—	6,250	7,598	6,250
Other	27,022	1,469	30,760	5,005

Total revenues	3,930,386	3,045,364	7,473,414	5,435,050

Expenses:
Depreciation of operating lease assets	2,758,456	2,000,568	5,285,790	3,561,702
Asset management fees to Managing Member	156,583	129,074	295,329	224,289
Acquisition expense	229,541	358,800	461,834	684,241
Cost reimbursements to Managing Member	204,032	178,663	402,976	347,722
Amortization of initial direct costs	69,243	49,052	130,433	89,925
Interest expense	7,583	—	18,583	—
Provision for doubtful accounts	(3,136)	—	—	—
Professional fees	233,753	8,629	443,962	27,080
Franchise fees and taxes	132,366	74,161	157,366	74,161
Insurance	12,484	—	37,537	—
Outside services	111,656	38,320	191,193	36,112
Other	(8,492)	15,456	(20,078)	79,013

Total operating expenses	3,904,069	2,852,723	7,404,925	5,124,245
Other income (expense), net	17,219	(20,753)	991	(22,904)

Net income	$43,536	$171,888	$69,480	$287,901

Net income (loss):
Managing Member	$230,898	$227,247	$454,520	$515,901
Other Members	(187,362)	(55,359)	(385,040)	(228,000)

	$43,536	$171,888	$69,480	$287,901

Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of Units outstanding	14,005,986	14,015,652	14,005,986	13,406,893

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2006

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2004	11,722,823	$93,503,507	$—	$93,503,507

Capital Contributions	2,313,863	23,138,630	—	23,138,630
Less selling commissions to affiliates	—	(2,082,477)	—	(2,082,477)
Other syndication costs to affiliates	—	(629,186)	—	(629,186)
Rescissions of capital contributions	(10,000)	(96,333)	—	(96,333)
Repurchase of units	(20,700)	(173,951)	—	(173,951)
Distributions to Other Members ($0.87 per Unit)	—	(11,973,296)	—	(11,973,296)
Distributions to Managing Member	—	—	(970,397)	(970,397)
Net income (loss)	—	335,470	970,397	1,305,867

Balance December 31, 2005	14,005,986	102,022,364	—	102,022,364

Distributions to Other Members ($0.40 per Unit)	—	(5,605,741)	—	(5,605,741)
Distributions to Managing Member	—	—	(454,520)	(454,520)
Net income (loss)	—	(385,040)	454,520	69,480

Balance June 30, 2006	14,005,986	$96,031,583	$—	$96,031,583

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities:
Net income	$43,536	$171,888	$69,480	$287,901
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets	(6,979)	(25,115)	(7,135)	(25,115)
Depreciation of operating lease assets	2,758,456	2,000,568	5,285,790	3,561,702
Amortization of initial direct costs	69,243	49,052	130,433	89,925
Provision for losses and doubtful accounts	(3,136)	—	—	—
Gain on sale of securities	—	(6,250)	(7,598)	(6,250)
Changes in operating assets and liabilities:
Accounts receivable	(560,323)	(644,333)	(1,165,982)	(1,236,299)
Due from Managing Member	—	—	—	59,482
Prepaids and other assets	10,877	80,956	36,010	—
Other assets	—	(293,436)	—	(286,952)
Accounts payable, Managing Member	(888,202)	(74,806)	185,110	230,947
Accounts payable, other	2,320,070	(70,388)	2,679,832	15,882
Accrued interest payable	250	—	7,583	—
Deposits due lessees	(19,006)	9,115	(30,239)	9,115
Unearned operating lease income	170,177	165,231	197,524	481,808

Net cash provided by operating activities	3,894,963	1,362,482	7,380,808	3,182,146

Investing activities:
Purchases of equipment on operating leases	(9,886,349)	(10,896,984)	(14,923,534)	(20,031,042)
Proceeds from sales of lease assets	22,518	576,994	32,841	576,994
Reduction of net investment in direct financing leases	136,247	148,176	289,376	341,627
Note receivable advances	(1,978,808)	(220,468)	(2,444,828)	(813,957)
Payments received on notes receivable	712,335	311,652	1,211,482	597,326
Payments of initial direct costs	(166,023)	(200,239)	(236,511)	(259,997)
Purchase of investment securities	—	—	(70,044)	—
Proceeds from sale of securities	—	6,250	7,598	6,250

Net cash used in investing activities	(11,160,080)	(10,274,619)	(16,133,620)	(19,582,799)

Financing activities:
Borrowings under acquisition facility	3,500,000	—	3,500,000	—
Capital contributions received	—	(75,330)	—	22,869,770
Payment of syndication costs to Managing Member	—	(192,256)	—	(2,759,027)
Distributions to Other Members	(2,800,979)	(2,711,583)	(5,605,741)	(5,045,544)
Distributions to Managing Member	(230,898)	(219,858)	(454,520)	(408,687)

Net cash used in financing activities	468,123	(3,199,027)	(2,560,261)	14,656,512

Net increase (decrease) in cash and cash equivalents	(6,796,994)	(12,111,164)	(11,313,073)	(1,744,141)
Cash and cash equivalents at beginning of period	32,753,559	61,134,882	37,269,638	50,767,859

Cash and cash equivalents at end of period	$25,956,565	$49,023,718	$25,956,565	$49,023,718

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$11,000	$—

Cash paid during the period for taxes	$132,366	$74,161	$157,366	$74,161

Schedule of non-cash transactions:
Distributions payable to Managing Member at period-end	$106,652	$107,214	$106,652	$107,214

Distributions payable to Other Members at period-end	$1,315,375	$1,322,315	$1,315,375	$1,322,315

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Total gross contributions in the amount of $140,600,908 (14,059,136 units) were received as of June 30, 2006, $140,600,408 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment. During the period from Inception through June 30, 2006, rescissions and repurchases totaled $491,961 (53,150 units). The offering was terminated on March 11, 2005.

As of June 30, 2006, 14,005,986 Units ($140,059,860) were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2006 and 2005 and long-lived tangible assets as of June 30, 2006 and December 31, 2005:

	For the six months ended June 30,
	2006	% of Total	2005	% of Total
Revenue
United States	$6,780,457	91%	$5,043,400	93%

United Kingdom	560,480	7%	249,419	4%
Canada	132,477	2%	142,231	3%

Total International	692,957	9%	391,650	7%

Total	$7,473,414	100%	$5,435,050	100%

	As of June 30,		As of December 31,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$61,228,858	90%	$51,234,368	87%

United Kingdom	4,544,823	7%	5,005,945	9%
Canada	2,310,546	3%	2,401,580	4%

Total International	6,855,369	10%	7,407,525	13%

Total	$68,084,227	100%	$58,641,893	100%

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

SFAS No. 133, as amended, had no impact on the Company’s financial statements as of and for the periods ended June 30, 2006 and December 31, 2005 as the Company did not utilize derivatives in those periods.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized a foreign currency gain of $991 and a foreign currency loss of $22,904 for the six months ended June 30, 2006 and 2005, respectively, which are included in other income (expense), net in each of the reporting periods.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2006 and December 31, 2005, the Managing Member the estimated fair value of the warrants to be nominal in amount.

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

Other income (expense), net:

Other income for the six months ended June 30, 2006 was solely comprised of a foreign currency gain of $991, while other expense for the six months ended June 30, 2005 was solely comprised of a foreign currency loss of $22,904.

Per Unit data:

Net income and loss and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 16 to 120 months and bear interest at rates ranging from 9% to 21%. The notes are secured by the equipment financed. There were no impaired notes as of June 30, 2006 and December 31, 2005. As of June 30, 2006, the minimum future payments receivable are as follows:

Six months ending December 31, 2006	$1,830,409
Year ending December 31, 2007	3,398,911
2008	2,564,877
2009	2,424,369
2010	393,128
2011	393,128
Thereafter	1,262,647

12,267,469
Less: portion representing unearned interest income	(2,404,863)

9,862,606
Unamortized initial direct costs	57,093

Notes receivable, net	$9,919,699

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net (continued):

For the six months ended June 30, 2006, IDC amortization expense related to notes receivable was $27,045. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $103,388, total IDC amortization expense was $130,433.

For the six months ended June 30, 2005, IDC amortization expense related to notes receivable was $24,300. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $65,625, total IDC amortization expense was $89,925.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Leases	Balance June 30, 2006
Net investment in operating leases	$55,841,987	$14,913,368	$(5,285,790)	$65,469,565
Net investment in direct financing leases	2,171,111	(14,870)	(289,376)	1,866,865
Initial direct costs, net of accumulated amortization of $319,360 in 2006 and $287,147 in 2005	628,795	222,390	(103,388)	747,797

Total	$58,641,893	$15,120,888	$(5,678,554)	$68,084,227

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2006 related to asset purchase obligations.

For the six months ended June 30, 2006, IDC amortization expense related to operating and direct finance leases was $103,388. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $27,045, total IDC amortization expense was $130,433.

For the six months ended June 30, 2005, IDC amortization expense related to operating and direct finance leases was $65,625. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $24,300, total IDC amortization expense was $89,925.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $5,285,790 and $3,561,702 for the six months ended June 30, 2006 and 2005, respectively. There were no lease assets held for sale at June 30, 2006 and December 31, 2005. There were no impairment losses for the six months ended June 30, 2006 and 2005.

All of the leased property was acquired between 2003 and 2006.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance June 30, 2006
Mining	$19,360,007	$—	$(5,947,682)	$13,412,325
Transportation	12,148,615	—	—	12,148,615
Materials handling	22,537,634	5,606,144	(12,366,326)	15,777,452
Manufacturing	5,848,508	3,210,159	4,467,654	13,526,321
Data processing	1,079,722	—	—	1,079,722
Transportation, rail	5,944,039	5,950,043	(11,864)	11,882,218
Construction	—	157,188	9,366,482	9,523,670
Logging & Lumber	—	—	4,479,872	4,479,872

	66,918,525	14,923,534	(11,864)	81,830,195
Less accumulated depreciation	(11,076,538)	(5,285,790)	1,698	(16,360,630)

Total	$55,841,987	$9,637,744	$(10,166)	$65,469,565

The average estimated residual value for assets on operating leases at June 30, 2006 and December 31, 2005 were 23% and 26% of the assets’ original cost, respectively.

Direct financing leases:

As of June 30, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Total minimum lease payments receivable	$1,745,707	$2,102,894
Estimated residual values of leased equipment (unguaranteed)	323,809	338,680

Investment in direct financing leases	2,069,516	2,441,574
Less unearned income	(202,651)	(270,463)

Net investment in direct financing leases	$1,866,865	$2,171,111

At June 30, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2006	$7,849,909	$314,934	$8,164,843
Year ending December 31, 2007	13,301,086	548,847	13,849,933
2008	12,443,424	483,446	12,926,870
2009	9,975,136	398,480	10,373,616
2010	4,910,169	—	4,910,169
2011	2,893,558	—	2,893,558
Thereafter	4,356,673	—	4,356,673

	$55,729,955	$1,745,707	$57,475,662

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

During the six months ended June 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Costs reimbursed to Managing Member	$204,032	$178,663	$402,976	$347,722
Asset management fees to Managing Member	156,583	129,074	295,329	224,289
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	—	—	—	2,082,138
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	—	44,025	—	676,889
Acquisition and initial direct costs paid to Managing Member	314,540	454,213	579,299	822,746

	$675,155	$805,975	$1,277,604	$4,153,784

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

As of June 30, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(3,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(14,000,000)

Total remaining available under the acquisition and warehouse facilities	$57,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2006 and December 31, 2005.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

As of June 30, 2006, the Company had $3,500,000 outstanding under the acquisition facility. There were no outstanding borrowings as of December 31, 2005. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate. The effective interest rate on borrowings at June 30, 2006 was 8.25%. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

7. Commitments:

At June 30, 2006, there were commitments to purchase lease assets totaling approximately $19,282,669. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

9. Member’s capital:

Units issued and outstanding were 14,005,986 at June 30, 2006 and December 31, 2005. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Distributions declared	$2,800,979	$2,802,718	$5,605,741	$6,367,859
Weighted average number of Units outstanding	14,005,986	14,015,652	14,005,986	13,406,893
Weighted average distributions per Unit	0.20	0.20	0.40	0.47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of March 12, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received, of which 53,150 Units were rescinded or repurchased by the Company through June 30, 2006. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Borrowings under the facility as of June 30, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(3,500,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(14,000,000)

Total available under the above mentioned facilities	$57,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2006 and December 31, 2005.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

As of June 30, 2006, the Company had $3,500,000 outstanding under the acquisition facility. There were no outstanding borrowings as of December 31, 2005. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate. The effective interest rate on borrowings at June 30, 2006 was 8.25%.

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

As of June 30, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in July 2006, generated from operations in 2006.

At June 30, 2006, there were commitments to purchase lease assets totaling approximately $19,282,669. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through June 2006.

Cash Flows

The three months ended June 30, 2006 versus the three months ended June 30, 2005

In 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $2,532,481 from $1,362,482 in 2005 to $3,894,963 in 2006. The increase was due to increased revenues primarily as result of the increase in the Company’s lease assets. Operating lease revenue increased $878,006 from $2,464,914 in 2005 to $3,342,920 in 2006. In addition, cash from operations was impacted by an increase in accounts payable and accrued liabilities, which favorably impacted cash flows by $1,431,868 in 2006 compared to an unfavorable impact of $145,194 in 2005.

In 2006 and 2005, the primary use of cash in investing activities was the origination and funding of lease assets and investments in notes receivable. Cash used in investing activities increased by $885,461 from $10,274,619 in 2005 to $11,160,080 in 2006. The increase in cash used in investing activities was primarily due to an increase in funding of investments in notes receivable partially offset by a decrease in purchases of lease assets. Cash used to fund investments in notes receivable increased by $1,758,340 from $220,468 in 2005 to $1,978,808 in 2006, while cash used to purchase lease assets declined by $1,010,635 from $10,896,984 in 2005 to $9,886,349 in 2006.

In 2006 and 2005, the main use of cash in financing activities was payment of distributions to the Managing Member and Other Members. Cash provided by financing activities totaled $468,123 in 2006 while cash used in financing activities totaled $3,199,027 in 2005. Cash increased as the Company utilized its credit facility and borrowed $3,500,000 during the second quarter of 2006. There were no sources of cash from borrowing activities during 2005. Also, cash provided by proceeds from the sale of Units ceased subsequent to the Company’s termination of the offering in March 2005.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

In 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $4,198,662 from $3,182,146 in 2005 to $7,380,808 in 2006. The increase was primarily due to increased operating lease revenues resulting from the increase in the Company’s lease assets. Operating lease revenue increased $1,903,769 from $4,471,053 in 2005 to $6,374,822 in 2006. Additionally, the increase in accounts payable and accrued liabilities favorably impacted cash flows by $2,864,942 in 2006 compared to $246,829 in 2005.

In 2006 and 2005, the primary use of cash in investing activities was the origination and funding of lease assets and investments in notes receivable. Cash used in investing activities decreased by $3,449,179 from $19,582,799 in 2005 to $16,133,620 in 2006. The decrease in cash used in investing activities was primarily due to a decrease in purchases of lease assets partially offset by an increase in funding of investments in notes receivable. Cash used to purchase lease assets declined by $5,107,508 from $20,031,042 in 2005 to $14,923,534 in 2006, while cash used to fund investments in notes receivable increased by $1,630,871 from $813,957 in 2005 to $2,444,828 in 2006.

In 2006, the Company’s primary source of cash from financing activities was borrowings under various debt agreements, net of repayments; while in 2005, the primary source of cash was the proceeds of its offering of Units. In both 2006 and 2005, the main usage of cash was payment of distributions to the Managing Member and Other Members. Cash used in financing activities was $2,560,261 in 2006 while cash provided by financing activities totaled $14,656,512. The decrease is primarily due to the termination of the sale of Units. Cash in 2005 included $22,869,770 of proceeds from the sale of Units. During 2006, the Company borrowed $3,500,000 from its acquisition facility.

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

The three months ended June 30, 2006 versus the three months ended June 30, 2005

The Company had net income of $43,536 and $171,888 for the three months ended June 30, 2006 and 2005, respectively. Net income declined as the increase in year over year revenues was more than offset by a slightly higher increase in operating expenses.

Revenues increased by $885,022 from $3,045,364 in 2005 to $3,930,386 in 2006 primarily due to an increase in operating lease revenue. Operating lease revenue increased by $878,006, or 36%, from $2,464,914 in 2005 to $3,342,920 in 2006. The increase was primarily due to earning assets acquired in 2005 and 2006.

The Company’s largest expense is depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $2,758,456 and $2,000,568 for the three months ended June 30, 2006 and 2005, respectively.

The Company also incurs certain expenses related to the acquisition of assets. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Acquisition expense totaled $229,541 and $358,800 for the three months ended June 30, 2006 and 2005, respectively.

Cost reimbursements to Managing Member increased by $25,369 from $178,663 in 2005 to $204,032 in 2006.

Professional fees and outside services increased by $298,460 from $46,949 in 2005 to $345,409 in 2006 as the Company contracted outside professionals to assist in managing the process of restating and filing previously filed financial statements.

The Company recorded other income of $17,219 and other expense of $20,753 for the three months ended June 30, 2006 and 2005, respectively, which represents gains and losses on foreign exchange transactions recognized for each period.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

The Company had net income of $69,480 and $287,901 for the six months ended June 30, 2006 and 2005, respectively. Net income declined as the growth in revenues was exceeded by the increase in expenses. Total revenues increased by $2,038,364, or 38%, from $5,435,050 in 2005 to $7,473,414 in 2006 while expenses increased by $2,280,680, or 45%, from $5,124,245 in 2005 to $7,404,925 in 2006.

The increase in revenues was driven primarily by increases in operating leases revenue and interest earned on the notes receivable. Revenues from operating leases increased by $1,903,769 from $4,471,053 in 2005 to $6,374,822 in 2006, primarily due to the acquisition of lease assets during 2005 and 2006. The interest earned on the notes receivable increased by $220,583 from $286,486 in 2005 to $507,069 in 2006.

As previously mentioned, the Company’s largest expense is depreciation. Depreciation expense totaled $5,285,790 and $3,561,702 for the six months ended June 30, 2006 and 2005, respectively.

Acquisition expense totaled $461,834 and $684,241 for the six months ended June 30, 2006 and 2005, respectively.

Professional fees and outside services increased by $571,963 from $63,192 in 2005 to $635,155 in 2006 as the Company contracted outside professionals to facilitate restating and filing of previously filed financial statements.

Certain other operating expenses—including asset management fees to Managing Member, cost reimbursements to Managing Member, amortization of IDC costs and interest expense, increased as a result of increases in the Company’s lease assets and borrowings. These expenses increased by $185,385 from $661,936 in 2005 to $847,321 in 2006.

The Company recorded other income of $991 and other expense of $22,904 for the six months ended June 30, 2006 and 2005, respectively, which represents gains and losses on foreign exchange transactions recognized for each period.

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

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at June 30, 2006, certain material weaknesses existed in the Company’s internal control over financial reporting.

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