Form 10-Q
period 2006-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-05-31
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$20,620,818	$37,269,638
Accounts receivable, net of allowance for doubtful accounts of $3,930 at September 30, 2006 and $0 at December 31, 2005	664,623	446,770
Notes receivable, net of unearned interest income of $2,158,339 at September 30, 2006 and $2,438,109 at December 31, 2005	9,368,018	8,699,947
Prepaids and other assets	97,135	56,379
Investment in securities	170,043	74,999
Investments in equipment and leases, net of accumulated depreciation of $19,428,794 at September 30, 2006 and $11,076,538 at December 31, 2005	73,298,541	58,641,893

Total assets	$104,219,178	$105,189,626

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$1,025,286	$429,080
Accrued distributions to Other Members	1,314,675	1,357,329
Other	8,279,482	353,319
Accrued interest payable	9,350	—
Deposits due lessees	85,490	110,977
Unearned operating lease income	1,308,772	916,557

Total liabilities	12,023,055	3,167,262

Commitments and contingencies

Total Members’ capital	92,196,123	102,022,364

Total liabilities and Members’ capital	$104,219,178	$105,189,626

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$3,678,523	$2,666,591	$10,053,345	$7,137,644
Direct financing leases	29,035	43,697	96,846	156,412
Gain on sales of lease assets and early termination of note receivable	—	17,046	7,135	42,161
Interest on notes receivable	268,764	153,116	775,833	439,602
Interest income	200,311	360,295	678,530	888,720
Gain on sales of securities	—	1,690	7,598	7,940
Other	22,196	8,511	52,956	13,517

Total revenues	4,198,829	3,250,946	11,672,243	8,685,996

Expenses:
Depreciation of operating lease assets	3,068,164	2,208,619	8,353,954	5,770,321
Asset management fees to Managing Member	263,472	199,403	558,801	423,693
Acquisition expense	389,700	264,277	851,534	948,518
Cost reimbursements to Managing Member	222,944	188,040	625,920	535,762
Amortization of initial direct costs	71,463	52,859	201,896	142,784
Interest expense	72,686	—	91,269	—
Provision for doubtful accounts	3,930	—	3,930	—
Professional fees	277,279	29,580	721,241	56,660
Franchise fees and taxes	514	—	157,880	74,161
Insurance	11,741	10,908	49,278	10,908
Outside services	494,560	19,799	685,753	55,911
Other	54,145	32,859	34,067	111,871

Total operating expenses	4,930,598	3,006,344	12,335,523	8,130,589
Other income (expense), net	3,050	(14,831)	4,041	(37,735)

Net income (loss)	$(728,719)	$229,771	$(659,239)	$517,672

Net income (loss):
Managing Member	$227,781	$227,249	$682,301	$743,150
Other Members	(956,500)	2,522	(1,341,540)	(225,478)

	$(728,719)	$229,771	$(659,239)	$517,672

Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.00)	$(0.10)	$(0.02)
Weighted average number of Units outstanding	14,002,508	14,006,194	14,004,814	13,600,064

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2006

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2004	11,722,823	$93,503,507	$—	$93,503,507

Capital Contributions	2,313,863	23,138,630	—	23,138,630
Less selling commissions to affiliates	—	(2,082,477)	—	(2,082,477)
Other syndication costs to affiliates	—	(629,186)	—	(629,186)
Rescissions of capital contributions	(10,000)	(96,333)	—	(96,333)
Repurchase of units	(20,700)	(173,951)	—	(173,951)
Distributions to Other Members ($0.87 per Unit)	—	(11,973,296)	—	(11,973,296)
Distributions to Managing Member	—	—	(970,397)	(970,397)
Net income (loss)	—	335,470	970,397	1,305,867

Balance December 31, 2005	14,005,986	102,022,364	—	102,022,364

Repurchase of units	(10,000)	(79,200)	—	(79,200)
Distributions to Other Members ($0.60 per Unit)	—	(8,405,501)	—	(8,405,501)
Distributions to Managing Member	—	—	(682,301)	(682,301)
Net income (loss)	—	(1,341,540)	682,301	(659,239)

Balance September 30, 2006	13,995,986	$92,196,123	$—	$92,196,123

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating activities:
Net (loss) income	$(728,719)	$229,771	$(659,239)	$517,672
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets and termination of note receivable	—	(17,046)	(7,135)	(42,161)
Depreciation of operating lease assets	3,068,164	2,208,619	8,353,954	5,770,321
Amortization of initial direct costs	71,463	52,859	201,896	142,784
Provision for losses and doubtful accounts	3,930	—	3,930	—
Gain on sale of securities	—	(1,690)	(7,598)	(7,940)
Changes in operating assets and liabilities:
Accounts receivable	944,199	1,241,113	(221,783)	4,814
Due from Managing Member	—	—	—	59,482
Prepaids and other assets	(76,766)	76,261	(40,756)	(210,691)
Accounts payable, Managing Member	411,096	(18,278)	596,206	212,669
Accounts payable, other	5,203,677	52,021	7,883,509	67,903
Accrued interest payable	1,767	—	9,350	—
Deposits due lessees	4,752	—	(25,487)	9,115
Unearned operating lease income	194,691	446,584	392,215	928,392

Net cash provided by operating activities	9,098,254	4,270,214	16,479,062	7,452,360

Investing activities:
Purchases of equipment on operating leases	(8,419,723)	(7,116,870)	(23,343,257)	(27,147,912)
Proceeds from sales of lease assets and notes receivable	—	17,490	32,841	594,484
Reduction of net investment in direct financing leases	128,432	152,009	417,808	493,636
Note receivable advances	(123,750)	(1,420,622)	(2,568,578)	(2,234,579)
Payments received on notes receivable	667,437	355,731	1,878,919	953,057
Payments of initial direct costs	(54,656)	(158,024)	(291,167)	(418,021)
Purchase of investment securities	(25,000)	(12,500)	(95,044)	(12,500)
Proceeds from sale of securities	—	1,690	7,598	7,940

Net cash used in investing activities	(7,827,260)	(8,181,096)	(23,960,880)	(27,763,895)

Financing activities:
Borrowings under acquisition facility	—	—	3,500,000	—
Repayments under acquisition facility	(3,500,000)	—	(3,500,000)	—
Capital contributions received	—	268,860	—	23,138,630
Limited Liability Company Units repurchased or rescinded	(79,200)	(270,284)	(79,200)	(270,284)
(Payment) refund of syndication costs to Managing Member	—	18,975	—	(2,740,052)
Distributions to Other Members	(2,799,760)	(2,805,692)	(8,405,501)	(7,851,236)
Distributions to Managing Member	(227,781)	(227,489)	(682,301)	(636,176)

Net cash used in financing activities	(6,606,741)	(3,015,630)	(9,167,002)	11,640,882

Net decrease in cash and cash equivalents	(5,335,747)	(6,926,512)	(16,648,820)	(8,670,653)
Cash and cash equivalents at beginning of period	25,956,565	49,023,718	37,269,638	50,767,859

Cash and cash equivalents at end of period	$20,620,818	$42,097,206	$20,620,818	$42,097,206

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$106,169	$—	$117,169	$—

Cash paid during the period for taxes	$514	$—	$157,880	$74,161

Schedule of non-cash transactions:
Distributions payable to Managing Member at period-end	$106,595	$106,974	$106,595	$106,974

Distributions payable to Other Members at period-end	$1,314,675	$1,319,342	$1,314,675	$1,319,342

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Total gross contributions in the amount of $140,600,908 (14,059,136 units) were received as of September 30, 2006, $140,600,408 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment. During the period from Inception through September 30, 2006, rescissions and repurchases totaled $501,961 (63,150 units). The offering was terminated on March 11, 2005.

As of September 30, 2006, 13,995,986 Units ($139,995,986) were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2006 and 2005 and long-lived tangible assets as of September 30, 2006 and December 31, 2005:

	For the nine months ended September 30,
	2006	% of Total	2005	% of Total
Revenue
United States	$10,634,779	91%	$7,957,550	92%

United Kingdom	840,720	7%	516,881	6%
Canada	196,744	2%	211,565	2%

Total International	1,037,464	9%	728,446	8%

Total	$11,672,243	100%	$8,685,996	100%

	As of September 30,		As of December 31,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$66,721,222	91%	$51,234,368	87%

United Kingdom	4,314,262	6%	5,005,945	9%
Canada	2,263,057	3%	2,401,580	4%

Total International	6,577,319	9%	7,407,525	13%

Total	$73,298,541	100%	$58,641,893	100%

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

SFAS No. 133, as amended, had no impact on the Company’s financial statements as of and for the periods ended September 30, 2006 and December 31, 2005 as the Company did not utilize derivatives in those periods.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized a foreign currency gain of $4,041 and a foreign currency loss of $37,735 for the nine months ended September 30, 2006 and 2005, respectively, which are included in other income (expense), net in each of the reporting periods.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At September 30, 2006 and December 31, 2005, the Managing Member the estimated fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Other income (expense), net:

Other income for the nine months ended September 30, 2006 was solely comprised of a foreign currency gain of $4,041, while other expense for the nine months ended September 30, 2005 was solely comprised of a foreign currency loss of $37,735.

Per Unit data:

Net income and loss and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 16 to 120 months and bear interest at rates ranging from 9% to 21%. The notes are secured by the equipment financed. There were no impaired notes as of September 30, 2006 and December 31, 2005. As of September 30, 2006, the minimum future payments receivable are as follows:

Three months ending December 31, 2006	$914,486
Year ending December 31, 2007	3,447,575
2008	2,613,540
2009	2,452,756
2010	393,128
2011	393,128
Thereafter	1,262,646

11,477,259
Less: portion representing unearned interest income	(2,158,339)

9,318,920
Unamortized initial direct costs, net	49,098

Notes receivable, net	$9,368,018

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net (continued):

For the nine months ended September 30, 2006, IDC amortization expense related to notes receivable was $39,313. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $162,583, total IDC amortization expense was $201,896.

For the nine months ended September 30, 2005, IDC amortization expense related to notes receivable was $36,469. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $106,315, total IDC amortization expense was $142,784.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2006
Net investment in operating leases	$55,841,987	$23,333,091	$(8,353,954)	$70,821,124
Net investment in direct financing leases	2,171,111	(14,870)	(417,808)	1,738,433
Initial direct costs, net of accumulated amortization of $355,546 in 2006 and $287,147 in 2005	628,795	272,772	(162,583)	738,984

Total	$58,641,893	$23,590,993	$(8,934,345)	$73,298,541

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2006 related to asset purchase obligations.

For the nine months ended September 30, 2006, IDC amortization expense related to operating and direct finance leases was $162,583. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $39,313, total IDC amortization expense was $201,896.

For the nine months ended September 30, 2005, IDC amortization expense related to operating and direct finance leases was $106,315. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $36,469, total IDC amortization expense was $142,784.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $8,353,954 and $5,770,321 for the nine months ended September 30, 2006 and 2005, respectively. There were no lease assets held for sale at September 30, 2006 and December 31, 2005. There were no impairment losses for the nine months ended September 30, 2006 and 2005.

All of the leased property was acquired between 2003 and 2006.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance September 30, 2006
Mining	$19,360,007	$—	$(5,947,682)	$13,412,325
Transportation	12,148,615	—	—	12,148,615
Materials handling	22,537,634	7,670,866	(12,685,826)	17,522,674
Manufacturing	5,848,508	3,210,159	4,467,654	13,526,321
Data processing	1,079,722	—	—	1,079,722
Transportation, rail	5,944,039	12,305,044	(11,864)	18,237,219
Construction	—	157,188	9,366,482	9,523,670
Logging & Lumber	—	—	4,479,872	4,479,872
Furniture & Fixtures	—	—	319,500	319,500

	66,918,525	23,343,257	(11,864)	90,249,918
Less accumulated depreciation	(11,076,538)	(8,353,954)	1,698	(19,428,794)

Total	$55,841,987	$14,989,303	$(10,166)	$70,821,124

The average estimated residual value for assets on operating leases at September 30, 2006 and December 31, 2005 were 23% and 26% of the assets’ original cost, respectively.

Direct financing leases:

As of September 30, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Total minimum lease payments receivable	$1,588,240	$2,102,894
Estimated residual values of leased equipment (unguaranteed)	323,809	338,680

Investment in direct financing leases	1,912,049	2,441,574
Less unearned income	(173,616)	(270,463)

Net investment in direct financing leases	$1,738,433	$2,171,111

At September 30, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2006	$3,075,018	$157,466	$3,232,484
Year ending December 31, 2007	15,022,766	548,848	15,571,614
2008	14,165,104	483,446	14,648,550
2009	11,637,189	398,480	12,035,669
2010	6,364,264	—	6,364,264
2011	4,060,815	—	4,060,815
Thereafter	6,073,445	—	6,073,445

	$60,398,601	$1,588,240	$61,986,841

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (yrs)
Mining	30 - 40
Transportation, rail	30 - 35
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation	7 - 10
Logging & Lumber	7 - 10
Construction	7 - 10
Data processing	3 - 5
Furniture & Fixtures	3 - 5

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

During the nine months ended September 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Costs reimbursed to Managing Member	$222,944	$188,040	$625,920	$535,762
Asset management fees to Managing Member	263,472	199,403	558,801	423,693
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	—	—	—	2,082,477
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	—	(18,975)	—	657,575
Acquisition and initial direct costs paid to Managing Member	444,355	330,800	1,023,654	1,153,546

	$930,771	$699,268	$2,208,375	$4,853,053

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

As of September 30, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(14,500,000)

Total remaining available under the acquisition and warehouse facilities	$60,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2006 and December 31, 2006.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The Company had no outstanding balance on the credit facility as of September 30, 2006 and December 31, 2005.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Commitments:

At September 30, 2006, there were commitments to purchase lease assets totaling approximately $17,428,635.41. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

9. Member’s capital:

Units issued and outstanding were 13,995,986 and 14,005,986 at September 30, 2006 and December 31, 2005, respectively. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Distributions declared	$2,799,760	$2,802,719	$8,405,501	$9,170,578
Weighted average number of Units outstanding	14,002,508	14,006,194	14,004,814	13,600,064
Weighted average distributions per Unit	0.20	0.20	0.60	0.67

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

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of March 12, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received, of which 63,150 Units were rescinded or repurchased by the Company through September 30, 2006. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Borrowings under the facility as of September 30, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(14,500,000)

Total available under the above mentioned facilities	$60,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2006 and December 31, 2005.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The Company had no outstanding balance on the credit facility as of September 30, 2006 and December 31, 2005.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

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

As of September 30, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in October 2006, generated from operations in 2006.

At September 30, 2006, there were commitments to purchase lease assets totaling approximately $17,428,635. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through September 2006.

Cash Flows

The three months ended September 30, 2006 versus the three months ended September 30, 2005

In 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $4,828,040 from $4,270,214 in 2005 to $9,098,254 in 2006. The increase in cash was primarily due to the increase in accounts payable and accrued liabilities as well as increased operating lease revenues, primarily as a result of the increase in the Company’s lease assets. The increase in accounts payable and accrued liabilities favorably impacted cash flows by $5,614,773 in 2006 compared to $33,743 in 2005. Operating lease revenue increased by $1,011,932 from $2,666,591 in 2005 to $3,678,523 in 2006.

In 2006 and 2005, the primary use of cash in investing activities was the origination of lease assets. Cash used in investing activities decreased by $353,836 from $8,181,096 in 2005 to $7,827,260 in 2006. The decrease in cash used in investing activities was primarily due to an a decrease in investments in notes receivable and an increase in payments received on the notes receivable, partially offset by an increase in purchases of lease assets. Cash used to fund investments in notes receivable decreased by $1,296,872 from $1,420,622 in 2005 to $123,750 in 2006. Payments received on the notes receivables increased by $311,706 from $355,731 in 2005 to $667,437 in 2006. The cash provided by the decreases in investments in notes receivable was offset by the increase in purchases of lease assets which increased by $1,302,853 from $7,116,870 in 2005 to $8,419,723 in 2006.

In 2006 and 2005, the main use of cash in financing activities was payment of distributions to the Managing Member and Other Members. Cash used in financing activities totaled $6,606,741 and $3,015,630 in 2005. The increase in cash used was due to the repayment of the $3,500,000 borrowed in the second quarter of 2006.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

In 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $9,026,702 from $7,452,360 in 2005 to $16,479,062 in 2006. The increase in cash was primarily due to the increase in accounts payable and accrued liabilities and increased operating lease revenues. The increase in accounts payable and accrued liabilities favorably impacted cash flows by $8,479,715 in 2006 compared to $280,572 in 2005. Operating lease revenue increased $2,915,701 from $7,137,644 in 2005 to $10,053,345 in 2006.

In 2006 and 2005, the primary use of cash in investing activities was the origination and funding of lease assets and investments in notes receivable. Cash used in investing activities decreased by $3,803,015 from $27,763,895 in 2005 to $23,960,880 in 2006. The decrease in cash used in investing activities was primarily due to a decrease in purchases of lease assets. Cash used to purchase lease assets increased by $3,804,655 from $27,147,912 in 2005 to $23,343,257 in 2006.

In 2006, the Company’s primary source of cash from financing activities was borrowings under various debt agreements, net of repayments; while in 2005, the primary source of cash was the proceeds of its offering of Units. In both 2006 and 2005, the main usage of cash was payment of distributions to the Managing Member and Other Members. Cash used in financing activities was $9,167,002 in 2006 while cash provided by financing activities totaled $11,640,882. The decrease is primarily due to the termination of the sale of Units. Cash in 2005 included $23,138,630 of proceeds from the sale of Units. During the second quarter 2006, the Company borrowed $3,500,000 from its acquisition facility. The entire amount was repaid in the third quarter of 2006.

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

The three months ended September 30, 2006 versus the three months ended September 30, 2005

The Company had a net loss of $728,719 for the three months ended September 30, 2006 compared to net income of $229,771 for the three months ended September 30, 2005. The loss was driven by the increase in expenses partially offset by the growth in operating lease revenues. Total expenses increased by $1,924,254, or 64%, from $3,006,344 in 2005 to $4,930,598 in 2006 while revenues increased by $947,883, or 29%, from $3,250,946 in 2005 to $4,198,829 in 2006.

Revenues increased primarily due to an increase in operating lease revenue. Operating lease revenue increased by $1,011,932 from $2,666,591 in 2005 to $3,678,523 in 2006. The increase was primarily due to earning assets acquired in 2005 and 2006.

The Company’s largest expense is depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $3,068,164 and $2,208,619 for the three months ended September 30, 2006 and 2005, respectively.

The Company also incurs certain expenses related to the acquisition of assets. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Acquisition expense totaled $389,700 and $264,277 for the three months ended September 30, 2006 and 2005, respectively.

Cost reimbursements to Managing Member increased by $34,904 from $188,040 in 2005 to $222,944 in 2006.

Professional fees and outside services increased by $722,460 from $49,379 in 2005 to $771,839 in 2006 as the Company contracted outside professionals to facilitate restating and filing of previously filed financial statements.

The Company recorded other income of $3,050 and other expense of $14,831 for the three months ended September 30, 2006 and 2005, respectively, which represents gains and losses on foreign exchange transactions recognized for each period.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

The Company had a net loss of $659,239 for the nine months ended September 30, 2006 compared to net income of $517,672 for the nine months ended September 30, 2005. The year over year change was driven by the increase in expenses partially offset by the growth in operating lease revenues. Total expenses increased by $4,204,934, or 52%, from $8,130,589 in 2005 to $12,335,523 in 2006 while revenues increased by $2,986,247, or 34%, from $8,685,996 in 2005 to $11,672,243 in 2006.

The increase in revenues was driven primarily by increases in operating leases revenue and interest earned on the notes receivable. Revenues from operating leases increased by $2,915,701 from $7,137,644 in 2005 to $10,053,345 in 2006, primarily due to the acquisition of lease assets during 2005 and 2006. The interest earned on the notes receivable increased by $336,231 from $439,602 in 2005 to $775,833 in 2006.

As previously mentioned, the Company’s largest expense is depreciation. Depreciation expense totaled $8,353,954 and $5,770,321 for the nine months ended September 30, 2006 and 2005, respectively.

Acquisition expense totaled $851,534 and $948,518 for the nine months ended September 30, 2006 and 2005, respectively.

Professional fees and outside services increased by $1,294,423 from $112,571 in 2005 to $1,406,994 in 2006 primarily due to the Company’s increased use of outside professionals as discussed above.

Certain other operating expenses—including asset management fees to Managing Member, cost reimbursements to Managing Member, amortization of IDC costs and interest expense, increased as a result of increases in the Company’s lease assets and borrowings. These expenses increased by $375,647 from $1,102,239 in 2005 to $1,477,886 in 2006.

The Company recorded other income of $4,041 and other expense of $37,735 for the nine months ended September 30, 2006 and 2005, respectively, which represents gains and losses on foreign exchange transactions recognized for each period.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2006, certain material weaknesses existed in the Company’s internal control over financial reporting.

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