Form 10-K
period 2006-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-05-31
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)    ☐  Not applicable

State the issuer’s revenues for the most recent fiscal year: $16,483,623.

The number of Limited Liability Company Units outstanding as of April 30, 2007 was 13,987,486.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated March 12, 2003, filed pursuant to Rule 424(b) (Commission File No. 333-100452) is hereby incorporated by reference into Part IV hereof.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California in August 2002. The Company was formed for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation. The company may continue until December 31, 2021.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Total gross contributions in the amount of $140,600,908 (14,059,136 Units) were received as of December 31, 2006, $500 of which represented the Initial Member’s capital investment and $140,600,408 of which represented continuing interest of the Other Members. During the period from Inception through December 31, 2006, rescissions and repurchases totaled $632,763 (71,650 Units). The offering was terminated on March 11, 2005.

As of December 31, 2006, 13,987,486 Units ($139,874,860) were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), ending six calendar years after the termination of the offering (which will be no later than March 11, 2011) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company will continue to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future.

The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. The Company had no securitized borrowings at December 31, 2006.

Narrative Description of Business

The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company’s intent is to only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 2006, the Company had purchased equipment with a total acquisition price of $113,619,060. The Company also had investments in notes receivable of which $10,376,416 remained outstanding at December 31, 2006.

The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investor service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2006, 2005 and 2004 certain lessees generated significant portions of the Company’s total lease revenues as follows:

Lessee	Type of Equipment	2006	2005	2004
Sabine Mining	Mining	14%	16%	*
International Paper Co.—Mac	Material Handling	11%	*	*
GE Aircraft Engines	Manufacturing	*	*	22%
Ball Corporation	Material Handling	*	*	19%
Colowyo Coal Company L.P.	Mining	*	*	11%

*	Less than 10%

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

The Company has no full time employees. AFS’ employees provide the services the Company requires to effectively operate. The costs of these services are reimbursed by the Company to AFS per the Operating Agreement.

Equipment Leasing Activities The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2006 and the industries to which the assets have been leased.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$39,214,845	35%
Materials Handling	35,396,105	31%
Mining Equipment	26,416,007	23%
Manufacturing	10,327,641	9%
Office automation	2,264,462	2%

	$113,619,060	100%

Industy of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$40,783,620	35%
Transportation	32,702,374	29%
Mining	28,180,827	25%
Health Care	11,952,239	11%

	$113,619,060	100%

From inception to December 31, 2006, the Company has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost	Sale Price	Excess of Rents Over Expenses*
Mining	$2,000,000	$1,421,252	$1,316,425
Office Automation	1,425,038	411,730	1,528,368
Transportation	472,630	515,946	42,608
Other	87,430	—	157,374

	$3,985,098	$2,348,928	$3,044,775

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2006, see footnote 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company operates in one reportable operating segment in the United States. For further information regarding the Company geographic revenues and assets, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 1A.	RISK FACTORS

The operations of the Company are subject to various risks.

The success of the Company will be subject to risks inherent in the equipment leasing business that may adversely affect the ability of the Company to acquire, lease and sell equipment, and to finance its portfolio, on terms which will permit it to generate profitable rates of return for investors. A number economic conditions and market factors could threaten the Company’s ability to operate profitably. These include:

•	changes in economic conditions, including fluctuations in demand for equipment, lease rates, interest rates and inflation rates,

•	the timing of purchases and the ability to forecast technological advances for equipment,

•	technological and economic obsolescence, and

•	increases in Company expenses (including labor, energy, taxes and insurance expenses).

The Company may be harmed if a lessee or borrower defaults and the Company is unable to collect the revenue anticipated from the defaulted investment. If a lessee does not make lease payments or a borrower does not make loan payments to the Company when they are due or violates the terms of its contract in another important way, the Company may be forced to cancel the lease or loan and recover the equipment or seek disposition of the collateral. The Company may do this at a time when the Manager may be unable to arrange for a new lease or the sale of such equipment right away. The Company would then lose the expected revenues and might not be able to recover the entire amount of its original investment. If a lessee or borrower files for protection under the bankruptcy laws, the Company may experience difficulties and delays in recovering the equipment from the defaulting lessee or obtaining a judgment on the defaulted debt. The equipment may be returned in poor condition and the Company may be unable to enforce important lease or loan provisions against an insolvent lessee, including the contract provisions that require the lessee to return the equipment in good condition. In some cases, a lessee’s or borrower’s deteriorating financial condition may make trying to recover what the lessee or borrower owes the Company impractical. The costs of recovering equipment upon a default, enforcing the lessee’s obligations under the lease or loan terms, and transporting, storing, repairing and finding a new lessee or purchaser for the equipment may be high and may affect the Company’s profits.

The amount of the Company’s profit will depend in part on the value of its equipment when the leases end. In general, leased equipment loses value over a lease term. In negotiating leases, the Manager will assume a value for the equipment at the end of the lease. The Manager will seek lease payments plus equipment value at the end of the lease which is enough to return the Company’s investment in the equipment and provide a profit. The value of the equipment at the end of a lease will depend on a number of factors, including:

•	the condition of the equipment;

•	the cost of similar new equipment;

•	the supply of and demand for similar equipment; and

•	whether the equipment has become obsolete.

The Company cannot assure that its value assumptions will be accurate or that the equipment will not lose value more rapidly than anticipated.

The Company bears the risks of borrowing, including the potential loss of assets used as collateral for Company debt in the event the Company is unable to satisfy its debt obligations. The Company can expect to make a profit on investments purchased with debt only if the investments produce more than enough cash from lease and other payments and sales proceeds to pay the principal and interest on the debt, recover the purchase price and cover fees and other operating expenses.

When a borrower defaults on a secured loan, the lender usually has the right to immediate payment of the entire debt and to sell the collateral to pay the debt. In this way, the Company’s borrowing may involve a greater risk of loss than if no debt were used, because the Company must meet its fixed payment obligations regardless of the amount of revenue it receives from its investments. At the same time, the use of debt increases the potential size of the Company’s investment portfolio, the amount of lease and other revenues and potential sale proceeds. Greater amounts of debt would also increase the total fees payable to the Manager, because its asset management fees are determined as a percentage of the Company’s total revenues.

There are significant limitations on the transferability of Units. The Manager will take steps to assure that no public trading market develops for the Units. If a public trading market were to develop, the Company could suffer a very unfavorable change in the way it is taxed under the federal tax laws. Investors will probably not be able to sell their Units for full value if they need to in an emergency. Units may also not be accepted as collateral for a loan. Consequently, investors should consider the purchase of Units only as a long-term investment.

Investors will have limited voting rights and must rely on management for the success of the Company. ATEL, as the Manager, will make all decisions in the management of the Company. The success of the Company will, to a large extent, depend on the quality of its management, particularly decisions on the purchase, leasing and sale of its investment portfolio. Investors are not permitted to take part in the management of the Company and have only limited voting rights. An affirmative vote by holders of a majority of the Units is required to remove the Manager. No person should purchase Units unless he is willing to entrust all aspects of management of the Company to the Manager and has evaluated the Manager’s capabilities to perform such functions.

Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause the damage or loss of equipment. Not all potential casualties can be insured, and, if insured, the insurance proceeds may not be sufficient to cover a loss.

The Manager is subject to certain potential conflicts of interest that could result in the Manager acting in its interest rather than that of the Company. These include potential conflicts relating to the following matters:

•	The Manager engages in other, potentially competing activities

•	The Company may be in competition for investments with prior programs sponsored by the Manager

•	The Company expects to borrow up to 50% of the aggregate cost of its investment portfolio, and this will result in higher Asset Management Fees than if less debt were incurred

•	Agreements between the Company and the Manager and its Affiliates are not at arm’s length

•	The Company, the Manager and Unit holders are not represented by separate counsel and

•	The Company may, under certain conditions and restrictions, enter into joint ventures with other programs affiliated with the Manager.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”). Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2006, a total of 3,229 investors were record holders of Units in the Company.

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

The rate for monthly distributions from 2006 operations was $0.0667 per Unit for January through December 2006. During 2006, the Company made twelve distributions beginning in January and ending in December 2006 compared to thirteen distributions in 2005. The rate for quarterly distributions paid in April, July, October 2006 and January 2007 was $0.20 per Unit. Distributions were from 2006 cash flows from operations.

The rate for monthly distributions from 2005 operations was $0.0667 per Unit for January through December 2005. During 2005, the Company made thirteen distributions beginning in February and ending in December 2005 compared to twelve distributions in 2004. The rate for quarterly distributions paid in April, July, October 2005 and January 2006 was $0.20 per Unit. Distributions were from 2005 cash flows from operations.

The rate for monthly distributions from 2004 operations was $0.0667 per Unit for January through December 2004. The distributions were paid in February through December 2004 and in January 2005. The rate for quarterly distributions paid in April, July, October 2004 and January 2005 was $0.20 per Unit. Distributions were from 2004 cash flows from operations.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2006	2005	2004
Income (loss) per Unit, based on weighted average Units outstanding	$(0.16)	$0.02	$(0.11)
Return of investment	0.96	0.85	0.83

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.80	0.87	0.72
Differences due to timing of distributions	—	(0.09)	—

Actual distributions paid per Unit	$0.80	$0.78	$0.72

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2006, 2005, 2004, 2003 and 2002 for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

	2006	2005	2004	2003	2002
Revenues	$16,483,623	$13,320,341	$4,976,193	$907,914	$—
Net (loss) income	$(1,273,447)	$1,305,867	$(390,539)	$(1,092,892)	$—
Weighted average Other Member Units	14,002,309	13,702,379	7,919,866	2,219,738	10
Net (loss) income allocated to Other Members	$(2,182,685)	$335,470	$(851,105)	$(1,168,805)	$—
Net (loss) income per Unit, based on weighted average Units outstanding	$(0.16)	$0.02	$(0.11)	$(0.53)	$—
Distributions declared per Unit, based on weighted average Other Members' Units Outstanding	$0.80	$0.87	$0.72	$0.42	$—
Total Assets	$104,931,570	$105,189,626	$94,306,834	$36,979,696	$600
Total Members’ Capital	$88,458,131	$102,022,364	$93,503,507	$35,997,572	$600

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of March 11, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received, of which 71,650 Units were rescinded or repurchased by the Company through December 31, 2006. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Borrowings under the financing arrangement as of December 31, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(10,000,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(16,561,475)

Total available under the above mentioned facilities	$48,438,525

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1,174,373. The Company and its affiliates pay an annual commitment fee to have access to this line of credit.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2006 ranged from 6.60% to 8.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, ATEL Capital Equipment Fund VII, L.P. and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into normal liquidation phase and have no further need for short term financing provided by the warehousing facility.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

In July 2006, the Company became a party to an existing $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. The receivables funding program expires in August 2011. As of December 31, 2006, there were no outstanding borrowings under the receivables funding program.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $130,900 in 2006 and are included in interest expense in the Company’s statement of operations.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations including debt (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.

AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that: (i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to AFS or an affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 8 through 10 in the notes to the financial statements in Item 8.

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

As of December 31, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2007, generated from operations in 2006.

At December 31, 2006, there were commitments to purchase lease assets totaling approximately $16,847,311. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. Of the $16,847,311 commitment at December 31, 2006, $1,121,150 was canceled subsequent to year-end.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through December 2006.

Debt Obligations

As of December 31, 2006, the Company’s obligations and commitments to make future payments under contracts was solely comprised of the $10,000,000 outstanding on the acquisition facility as shown below:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Acquisition facility	$10,000,000	$10,000,000	$—	$—	$—

	$10,000,000	$10,000,000	$—	$—	$—

In addition, the Company is contingently liable for principal payments on the warehouse facility, as discussed above. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1,174,373. For detailed information on the Company’s debt obligations, see “Capital Resources and Liquidity” above, or see footnote 8 in the notes to the financial statements in Item 8.

Cash Flows

2006 vs. 2005

In both 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases and interest on notes receivable. Cash flows from operations increased by $3,235,933 from $10,133,426 in 2005 to $13,369,359 in 2006. The increase was primarily due to increases in revenues resulting from the Company’s continued origination and funding of lease assets and investments in notes receivable during 2006. Operating lease revenue increased $4,341,442 from $10,169,784 in 2005 to $14,511,226 in 2006. Similarly, interest income on the notes receivable increased $415,596 from $619,153 in 2005 to $1,034,749 in 2006. In addition, cash flows from operations were impacted by changes in the Company’s operating assets and liabilities. The increase in accounts payable and accrued liabilities favorably impacted cash flows by $2,606,878 in 2006 compared to $473,606 in 2005. However, the increase in payables and accrued liabilities was partially offset by an increase in accounts receivable. The increase in receivables negatively impacted cash flows by $1,264,509 in 2006 compared to a favorable impact of $212,481 in 2005.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment on operating leases. Cash used in investing activities increased by $10,082,485 from $32,308,946 in 2005 to $42,391,431 in $2006. The increase in cash used in investing activities was primarily due to a decrease in proceeds from sales of lease assets combined with an increase in purchases of equipment on operating leases. Proceeds generated from sales of lease assets to third parties and affiliates declined by $8,956,074 from $9,220,257 in 2005 to $264,183 in 2006. A majority of the sales proceeds in 2005 involved an asset and associated lease that was transferred to an affiliate of the Company for a total payment of $7,383,056. Purchases of operating lease assets increased by $3,066,140 from $37,579,070 in 2005 to $40,645,210 in 2006.

In 2006, the Company’s primary source of cash from financing activities was borrowings under various debt agreements, net of repayments; while in 2005, the primary source of cash was the proceeds of its offering of Units. In both 2006 and 2005, the main usage of cash was payment of distributions to the Managing Member and Other Members. Cash used in financing activities was $2,290,786 in 2006 while cash provided by financing activities totaled $8,677,299. The decrease is primarily due to the conclusion of the sale of Units. Cash in 2005 included $23,138,630 of proceeds from the sale of Units. During 2006, the Company utilized its credit facilities and borrowed $13,500,000, of which $3,500,000 was repaid before year end.

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

2005 vs. 2004

In both 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $7,787,587 from $2,345,839 in 2004 to $10,133,426 in 2005. The increase is largely the result of increases in revenues. Operating lease revenue increased $6,117,647 from $4,052,137 in 2004 to $10,169,784 in 2005. Augmenting this increase in revenues were favorable changes in the Company’s operating assets and liabilities. Specifically, accounts receivable, due from managing member and other assets provided cash of $465,545 in 2005 compared to using cash of $874,855 in 2004, an increase of $1,340,400 in cash provided by operating activities. These assets provided cash either from larger cash collections or reduced spending. Additionally, certain liabilities including accounts payable, managing members, accounts payable, other and unearned operating lease income provided cash of $919,666 in 2005 compared to using cash of $309,814 in 2004, an increase of $1,229,480 in cash provided by operating activities. These liabilities provided cash from either a slowing of payments to vendors and the Managing Member or collecting advance payments from lessees.

In both 2004 and 2005, the Company used essentially the same amount of cash in investing activities. Cash used in investing activities increased by $153,840 from $32,155,106 to $32,308,946. During 2005, cash was used in investing activities to: (1) purchase operating lease assets of $37,579,070 compared to $26,125,770 in 2004 and (2) advance amounts to customers secured by notes receivable of $5,672,921 compared to $5,035,320 in 2004. Additionally, in 2004, the Company purchased equipment on direct financing leases of $1,882,879 compared to zero in 2005. During 2005, investing activities provided cash by: (1) selling lease assets to third parties that generated proceeds of $2,051,588 and selling lease assets to an affiliate that generated proceeds of $7,383,056 compared to zero in 2004, and (2) payments received on notes receivable and direct financing leases of $2,028,792 compared to $939,305 in 2004.

In both 2005 and 2004, the Company’s primary source of cash flows was from its public offering. However, cash flows from financing activities decreased by $49,219,175 from $57,896,474 in 2004 to $8,677,299 in 2005. The decrease was primarily the result of raising less capital as the company’s public offering was terminated on March 11, 2005 coupled with an increase in distributions to Other Members. Capital contributions decreased by $49,689,828 from $72,828,458 in 2004 to $23,138,630 in 2005. As expected, syndication costs paid to Managing Member decreased by $5,843,734 from $8,555,397 in 2004 to $2,711,663 in 2005 as a result of raising less capital. Distributions to Other Members and Managing Member increased $5,324,474 from $6,154,910 in 2004 to $11,479,384 in 2005.

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

As of December 31, 2006, 2005 and 2004, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2006	2005	2004
Manufacturing	31%	36%	31%
Transportation	31%	23%	20%
Mining	19%	31%	42%
Health Care	11%	*	*

*	Less than 10%

The Company acquired $40,645,210 of equipment on operating leases during 2006. There were no purchases of equipment on direct finance leases during the year. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2006, 2005, 2004 and 2003:

Utilization of equipment purchased by year	2006	2005	2004	2003
2006	100%	—	—	—
2005	100%	100%	—	—
2004	100%	100%	100%	—
2003	100%	100%	100%	100%

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. As discussed above, the Company remains in its acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 24 to 96 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.

2006 vs. 2005

The Company incurred a net loss of $1,273,447 in 2006, compared to net income of $1,305,867 in 2005, as the year-over-year growth in revenues was outpaced by the increase in expenses. Total revenues increased by $3,163,282, or 24%, from $13,320,341 in 2005 to $16,483,623 in 2006 while expenses increased by $5,747,094, or 48%, from $11,920,196 in 2005 to $17,764,658 in 2006.

The year-over-year increase in revenues was driven primarily by an increase in operating leases revenues offset, in part, by a decrease in gains generated from the sales of assets. Revenues from operating leases increased by $4,341,442 from $10,169,784 in 2005 to $14,511,226 in 2006, primarily due to the acquisition of lease assets during 2005 and 2006. Gains on sales of assets and early termination of note receivable decreased by $1,073,332 from a gain of $1,071,790 in 2005 to a loss $1,542 in 2006. A majority of the gain on sales of assets in 2005 involved a sale of equipment under an operating lease that was terminated in December 2005.

The Company’s largest expense is depreciation on owned assets which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $11,967,349 in 2006 compared to $8,339,612 in 2005, an increase of $3,627,737. The increase in depreciation was a result of the increase in depreciable lease assets acquired in 2005 and 2006.

The Company’s second largest expense in 2006 was acquisition expense, which increased by $107,533 from $969,461 in 2005 to $1,076,994 in 2006, as the Company purchased more equipment on leases. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.

During 2006, professional fees and outside services expense increased by $1,361,589 as the Company contracted outside professionals to assist in managing the process of restating and filing previously filed financial statements. Also during 2006, certain other operating expenses increased as revenues increased. The Company had increases totaling $319,377 in asset management fees paid to the Managing Member, cost reimbursements to Managing Member for administrative services and amortization of initial direct costs. The increase in such expenses was primarily related to the increase in the Company’s earning assets.

The Company incurred $237,806 of interest expense in 2006 as it utilized its credit facility during 2006. Interest expense is directly related to the increase in purchases of equipment on operating leases, direct financing leases and notes receivable funding because the Company typically borrows on a portion of the cost of the purchased assets. In addition, the Company recorded a provision for losses and doubtful accounts totaling $194,442 in 2006. There were no such expenses in 2005.

During 2006, the Company had other income, representing net foreign currency gains during the year, of $7,588. During 2005, the Company had other expense, representing net foreign currency losses during 2005, of $94,278.

As detailed in footnote 14, Unaudited Selected Quarterly Data, the Company had a net loss of $614,208 for the three months ended December 31, 2006 compared to net income of $788,195 for the three months ended December 31, 2005. The decline in income was a result of the growth in operating expenses primarily related to the growth in the Company’s earning assets partially offset by the growth in revenues. Total operating expenses increased by $1,639,529, or 41%, from $3,789,607 for the three months ended December 31, 2005 to $5,429,136 for the three months ended December 31, 2006 while total revenues increased by $177,035, or 4%, from $4,634,345 for the three months ended December 31, 2005 to $4,811,380 for the three months ended December 31, 2006.

The increase in revenues was primarily a result of increased operating lease revenue partially offset by declines in gains on sales of assets and interest income associated with the lower cash balance held by the Company during 2006 compared to 2005.

Operating lease revenue increased by $1,425,741 from $3,032,140 in the three months ended December 31, 2005 to $4,457,881 for the three months ended December 31, 2006. Operating lease revenue increased primarily as a result of the acquisition activity during 2006. Gain on sales of assets and early termination of note receivable declined by $1,038,306 from a gain of $1,029,629 for the three months ended December 31, 2005 to a loss of $8,677 for the three months ended December 31, 2006. A majority of the gain on sales of assets in 2005 involved a sale of equipment under an operating lease that was terminated in December 2005.

Operating expenses increased primarily due to increases in depreciation and acquisition expense as well as outside services expense. Depreciation expense increased by $1,044,104 from $2,569,291 for the three months ended December 31, 2005 to $3,613,395 for the three months ended December 31, 2006. Similarly, acquisition expense increased by $204,517 from $20,943 for the three months ended December 31, 2005 to $225,460 for the three months ended December 31, 2006. The increase in depreciation and acquisition expense was primarily due to the continued growth of the Company’s earning assets. During the same period, outside services expense increased by $205,956 resulting from the hiring of outside professionals to facilitate restating and filing of financial statements as discussed above.

The Company also booked a provision for losses and doubtful accounts of $190,512 and incurred interest expense of $146,537 during the three months ended December 31, 2006. There were no such expenses for the three months ended December 31, 2005.

2005 vs. 2004

In 2005 and 2004, the primary source of revenues was operating leases. Operating lease revenues increased by $6,117,647 from $4,052,137 in 2004 to $10,169,784 in 2005. During this period, the Company generated net income of $1,305,867 in 2005 compared to a net loss of $390,539 in 2004. Depreciation expense is directly related to the Company’s assets on operating leases. As expected, depreciation on operating lease assets increased by $4,738,416 from $3,601,196 in 2004 to $8,339,612 in 2005. As a percent of revenue, depreciation decreased from 72% of total revenue in 2004 to 63% of total revenue in 2005, which improved operating results by 9%. Depreciation expense decreased as a percent of total revenue, in part, as a result of a shift in revenue mix towards interest and gain on sale of assets. Interest and gain on sale of assets increased from 14% of total revenue in 2004 to 22% of total revenue in 2005.

Acquisition expenses remained relatively constant from 2004 to 2005 increasing by $209,552 from $759,909 in 2004 to $969,461. As a percent of revenue, acquisition expenses decreased from 15% of total revenue in 2004 to 7% of total revenue in 2005, which improved operating results by 8%. Acquisition expenses remained relatively constant as revenue increased primarily because the Company has been in the acquisition phase and the consistency of the expense year over year is reflective of the constant acquisition activities which are required in order for the Company to ultimately initiate leases. As defined by the Company’s operating agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are written-off to the allowance as they are deemed uncollectible.

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

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes, the Company reports only the principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are written off to the allowance as they are deemed uncollectible.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs, such amounts are expensed as acquisition expense.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2006, there was an outstanding balance of $10,000,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 6.60% to 8.25%.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in July 2006. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There was no outstanding borrowings under this facility at December 31, 2006 and 2005, respectively.

In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 18 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2006, and the related statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2005, and the related statements of operations, changes in members’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

January 5, 2007

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash and cash equivalents	$5,956,780	$37,269,638
Accounts receivable, net of allowance for doubtful accounts of $50,871 in 2006 and $0 in 2005	1,472,104	446,770
Notes receivable, net of unearned interest income of $2,228,362 in 2006 and $2,438,109 in 2005	10,376,416	8,699,947
Prepaids and other assets	77,276	56,379
Investment in securities	216,245	74,999
Investments in equipment and leases, net of accumulated depreciation of $22,679,043 in 2006 and $11,076,538 in 2005	86,832,749	58,641,893

Total assets	$104,931,570	$105,189,626

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$417,781	$429,080
Accrued distributions to Other Members	1,314,242	1,357,329
Other	3,014,583	353,319
Accrued interest payable	11,265	—
Deposits due lessees	118,744	110,977
Acquisition facility obligation	10,000,000	—
Unearned operating lease income	1,596,824	916,557

Total liabilities	16,473,439	3,167,262

Commitments and contingencies

Total Members’ capital	88,458,131	102,022,364

Total liabilities and Members’ capital	$104,931,570	$105,189,626

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Revenues:
Leasing activities:
Operating leases	$14,511,226	$10,169,784	$4,052,137
Direct financing leases	123,254	196,166	153,357
(Loss) gain on sales of lease assets and early termination of note receivable	(1,542)	1,071,790	—
Interest on notes receivable	1,034,749	619,153	316,451
Other interest	743,944	1,230,350	369,854
Gain on sales of securities	7,598	7,940	71,166
Other	64,394	25,158	13,228

Total revenues	16,483,623	13,320,341	4,976,193

Expenses:
Depreciation of operating lease assets	11,967,349	8,339,612	3,601,196
Asset management fees to Managing Member	775,640	620,277	211,761
Acquisition expense	1,076,994	969,461	759,909
Cost reimbursements to Managing Member	846,239	757,715	352,537
Amortization of initial direct costs	277,996	202,506	103,376
Interest expense	237,806	—	615
Provision for loss and doubtful accounts	194,442	—	—
Professional fees	1,124,207	598,416	91,488
Franchise fees and taxes	182,779	161,000	73,439
Outside services	935,916	100,118	55,421
Other	145,290	171,091	110,451

Total operating expenses	17,764,658	11,920,196	5,360,193
Other income (expense), net	7,588	(94,278)	(6,539)

Net (loss) income	$(1,273,447)	$1,305,867	$(390,539)

Net (loss) income:
Managing Member	$909,238	$970,397	$460,566
Other Members	(2,182,685)	335,470	(851,105)

	$(1,273,447)	$1,305,867	$(390,539)

Net loss per Limited Liability Company Unit (Other Members)	$(0.16)	$0.02	$(0.11)
Weighted average number of Units outstanding	14,002,309	13,702,379	7,919,866

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2003	4,463,382	$35,997,572	$—	$35,997,572

Capital Contributions	7,281,891	72,828,458	—	72,828,458
Less selling commissions to affiliates	—	(6,553,702)	—	(6,553,702)
Other syndication costs to affiliates	—	(2,001,695)	—	(2,001,695)
Rescissions of capital contributions	(19,200)	(192,000)	—	(192,000)
Repurchase of units	(3,250)	(29,677)	—	(29,677)
Distributions to Other Members ($0.72 per Unit)	—	(5,694,344)	—	(5,694,344)
Distributions to Managing Member	—	—	(460,566)	(460,566)
Net income (loss)	—	(851,105)	460,566	(390,539)

Balance December 31, 2004	11,722,823	93,503,507	—	93,503,507

Capital Contributions	2,313,863	23,138,630	—	23,138,630
Less selling commissions to affiliates	—	(2,082,477)	—	(2,082,477)
Other syndication costs to affiliates	—	(629,186)	—	(629,186)
Rescissions of capital contributions	(10,000)	(96,333)	—	(96,333)
Repurchase of units	(20,700)	(173,951)	—	(173,951)
Distributions to Other Members ($0.87 per Unit)	—	(11,973,296)	—	(11,973,296)
Distributions to Managing Member	—	—	(970,397)	(970,397)
Net income (loss)	—	335,470	970,397	1,305,867

Balance December 31, 2005	14,005,986	102,022,364	—	102,022,364

Syndication costs allocation adjustment	—	(37,500)	—	(37,500)
Repurchase of units	(18,500)	(140,802)	—	(140,802)
Distributions to Other Members ($0.80 per Unit)	—	(11,203,246)	—	(11,203,246)
Distributions to Managing Member	—	—	(909,238)	(909,238)
Net income (loss)	—	(2,182,685)	909,238	(1,273,447)

Balance December 31, 2006	13,987,486	$88,458,131	$—	$88,458,131

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating activities:
Net (loss) income	$(1,273,447)	$1,305,867	$(390,539)
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of note receivable	1,542	(1,071,790)	—
Depreciation of operating lease assets	11,967,349	8,339,612	3,601,196
Amortization of initial direct costs	277,996	202,506	103,376
Provision for losses and doubtful accounts	194,442	—	—
Gain on sale of investment securities	(7,598)	(7,940)	(71,166)
Changes in operating assets and liabilities:
Accounts receivable	(1,076,205)	212,481	(572,186)
Due from Managing Member	—	59,482	(59,482)
Prepaids and other assets	(20,897)	193,582	(243,187)
Prepaid syndication costs	—	—	156,624
Accounts payable, Managing Member	(11,299)	322,100	(505,864)
Accounts payable, other	2,618,177	151,506	(168,719)
Accrued interest payable	11,265	—	—
Deposits due to lessees	7,767	(20,040)	131,017
Unearned operating lease income	680,267	446,060	364,769

Net cash provided by operating activities	13,369,359	10,133,426	2,345,839

Investing activities:
Purchases of equipment on operating leases	(40,645,210)	(37,579,070)	(26,125,770)
Proceeds from sales of lease assets	264,183	1,837,201	—
Purchases of equipment on direct financing leases	(10,639)	—	(1,882,879)
Reduction of net investment in direct financing leases	549,437	647,696	453,374
Note receivable advances	(4,380,893)	(5,672,921)	(5,035,320)
Payments received on notes receivable	2,533,771	1,381,096	485,931
Proceeds from early termination of note receivable	—	214,387	—
Proceeds from sale of lease assets to an affiliate	—	7,383,056	—
Due from affiliate	—	—	248,428
Payments of initial direct costs	(568,432)	(515,831)	(307,537)
Purchase of investment securities	(141,246)	(12,500)	(62,499)
Proceeds from sale of investment securities	7,598	7,940	71,166

Net cash used in investing activities	(42,391,431)	(32,308,946)	(32,155,106)

Financing activities:
Borrowings under acquisition facility	13,500,000	—	—
Repayments of acquisition facility	(3,500,000)	—	—
Capital contributions received	—	23,138,630	72,828,458
Payment of syndication costs to Managing Member	(37,500)	(2,711,663)	(8,555,397)
Repurchase of limited liability company units	(140,802)	(173,951)	(29,677)
Rescissions of capital contributions	—	(96,333)	(192,000)
Distributions to Other Members	(11,203,246)	(10,615,967)	(5,694,344)
Distributions to Managing Member	(909,238)	(863,417)	(460,566)

Net cash (used in) provided by financing activities	(2,290,786)	8,677,299	57,896,474

Net (decrease) increase in cash and cash equivalents	(31,312,858)	(13,498,221)	28,087,207
Cash and cash equivalents at beginning of year	37,269,638	50,767,859	22,680,652

Cash and cash equivalents at end of year	$5,956,780	$37,269,638	$50,767,859

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$260,666	$—	$615

Cash paid during the period for taxes	$120,779	$74,161	$32,608

Schedule of non-cash transactions:
Distributions payable to Managing Members at year end	$106,606	$106,980	$—

Distributions payable to Other Members at year end	$1,314,242	$1,357,329	$—

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140,600,908) had been received, of which 71,650 Units ($632,763) were rescinded or repurchased by the Company through December 31, 2006.

As of December 31, 2006, 13,987,486 Units ($139,874,860) were issued and outstanding.

Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 7). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 7). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, which ends on December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement, as amended.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2006 and 2005 and the related statements of operations and changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The Company believes that the concentration of such deposits and temporary cash investments is not deemed to create a significant risk. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See footnote 3 for a description of lessees and financial borrowers by industry as of December 31, 2006 and 2005.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease and notes receivable contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged-off to the allowance as they are deemed uncollectible.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 24 to 96 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which is then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are charged off to the allowance as they are deemed uncollectible.

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

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable were $10,376,416 and $8,699,947 at December 31, 2006 and 2005, respectively.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2006, 2005 and 2004, and long-lived tangible assets as of December 31, 2006 and 2005:

	For the year ended December 31,
	2006	% of Total	2005	% of Total	2004	% of Total
Revenue
United States	$14,984,160	91%	$12,243,496	92%	$4,754,528	96%

United Kingdom	1,239,816	8%	797,121	6%	—	0%
Canada	259,647	1%	279,724	2%	221,665	4%

Total International	1,499,463	9%	1,076,845	8%	221,665	4%

Total	$16,483,623	100%	$13,320,341	100%	$4,976,193	100%

	As of December 31,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$76,324,584	88%	$51,234,368	87%

United Kingdom	8,293,962	9%	5,005,945	9%
Canada	2,214,203	3%	2,401,580	4%

Total International	10,508,165	12%	7,407,525	13%

Total	$86,832,749	100%	$58,641,893	100%

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

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company records derivative instruments at fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income.

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

SFAS No. 133, as amended, had no impact on the Company’s financial statements in 2006, 2005 and 2004 as the Company did not utilize derivatives in those years.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized a foreign currency gain of $7,588 for the year ended December 31, 2006 and foreign currency losses of $94,278 and $6,539 for the years ended December 31, 2005 and 2004, respectively, which are included as other income (expense), net in each of the reporting years.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At December 31, 2006 and 2005, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2006, 2005 and 2004, the current provision for state income taxes was approximately $182,779 and $161,000 and $73,439, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2006	2005
Financial statement basis of net assets	$88,458,131	$102,022,364
Tax basis of net assets (unaudited)	91,165,188	111,445,558

Difference	$2,707,057	$9,423,194

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:

	2006	2005	2004
Net (loss) income per financial statements	$(1,273,447)	$1,305,867	$(390,539)
Reconciling item—impact due to prior year restatement	—	—	560,291
Tax adjustments (unaudited):
Adjustment to depreciation expense	(6,589,585)	(6,476,757)	(6,013,054)
Provision for losses and doubtful accounts	194,442	—	—
Adjustments to revenues	(494,855)	969,574	818,145

Net (loss) income per federal tax return (unaudited)	$(8,163,445)	$(4,201,316)	$(5,025,157)

Other income (expense), net:

Other income (expense), net consists of gains and losses on foreign exchange transactions.

Other income for the year ended December 31, 2006 was solely comprised of a foreign currency gain of $7,588, while other expense for the years ended December 31, 2005 and 2004 were solely comprised of foreign currency losses of $94,278 and $6,539, respectively.

Per unit data:

Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2006, 2005 and 2004, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Lessee	Type of Equipment	2006	2005	2004
Sabine Mining	Mining	14%	16%	*
International Paper Co. - Mac	Material Handling	11%	*	*
GE Aircraft Engines	Manufacturing	*	*	22%
Ball Corporation	Material Handling	*	*	19%
Colowyo Coal Company L.P.	Mining	*	*	11%

*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable net:

The Company has various notes receivable from parties who have financed their purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There was one impaired note at December 31, 2006. There were no impaired notes as of December 31, 2005. As of December 31, 2006, the minimum future payments receivable are as follows:

Year ending December 31, 2007	$4,122,849
2008	3,398,482
2009	3,134,511
2010	393,128
2011	393,128
Thereafter	1,262,647

12,704,745
Less: portion representing unearned interest income	(2,228,362)

10,476,383
Unamortized initial direct costs	43,604
Less: reserve for impairment	(143,571)

Notes receivable, net	$10,376,416

For the year 2006, IDC amortization expense related to notes receivable was $50,153. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 6) of $227,843, total IDC amortization expense was $277,996 for 2006.

For the year 2005, IDC amortization expense related to notes receivable was $50,560. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 6) of $151,946, total IDC amortization expense was $202,506 for 2005.

5. Reserves, impairment losses and provisions for doubtful accounts:

The Company’s allowance for doubtful accounts and losses are as follows:

	Reserve for losses on assets held for sale or lease	Realized losses on marketable securities	Notes Receivable allowance for doubtful accounts	Accounts receivable for allowance for doubtful accounts	Total
Balance December 31, 2005	—	—	—	—	—
Provision for losses and doubtful accounts	—	—	143,571	50,871	194,442
(Write-offs) Recoveries	—	—	—	—	—

Balance December 31, 2006	$—	$—	$143,571	$50,871	$194,442

The Managing Member has determined that no reserves for lease impairments, allowances for doubtful accounts or allowances for notes receivable were required for fiscal years ended prior to December 31, 2006.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Leases	Balance December 31, 2006
Net investment in operating leases	$55,841,987	$40,395,024	$(11,967,349)	$84,269,662
Net investment in direct financing leases	2,171,111	(4,231)	(549,437)	1,617,443
Initial direct costs, net of accumulated amortization of $397,174 in 2006 and $287,147 in 2005	628,795	544,692	(227,843)	945,644

Total	$58,641,893	$40,935,485	$(12,744,629)	$86,832,749

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2005 related to asset purchase obligations. There were no such amounts accrued at December 31, 2006.

For the year 2006, IDC amortization expense related to operating and direct finance leases was $227,843. Together with IDC amortization expense related to notes receivable (as discussed in note 4) of $50,153 total IDC amortization expense was $277,996 for 2006.

For the year 2005, IDC amortization expense related to operating and direct finance leases was $151,946. Together with IDC amortization expense related to notes receivable (as discussed in note 4) of $50,560, total IDC amortization expense was $202,506 for 2005.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in 2006, 2005 or 2004.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $11,967,349, $8,339,612 and $3,601,196 for the years ended December 31, 2006, 2005 and 2004, respectively.

All of the leased property was acquired in 2006, 2005, 2004 and 2003.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance December 31, 2006
Mining	$19,360,007	$5,056,000	$(5,947,682)	$18,468,325
Transportation	12,148,615	5,899,027	—	18,047,642
Materials handling	22,537,634	11,147,131	(12,685,826)	20,998,939
Manufacturing	5,848,508	3,210,159	4,467,654	13,526,321
Data processing	1,079,722	—	(430,166)	649,556
Transportation, rail	5,944,039	12,150,044	(184,864)	17,909,219
Construction	—	157,188	9,366,482	9,523,670
Logging & Lumber	—	—	4,479,872	4,479,872
Furniture & Fixtures	—	—	319,500	319,500
Aircraft	—	3,025,661	—	3,025,661

	66,918,525	40,645,210	(615,030)	106,948,705
Less accumulated depreciation	(11,076,538)	(11,967,349)	364,844	(22,679,043)

Total	$55,841,987	$28,677,861	$(250,186)	$84,269,662

The average estimated residual value for assets on operating leases for December 31, 2006 and 2005 was 22% and 26% of the assets’ original cost, respectively.

Direct financing leases:

As of December 31, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2006 and 2005:

	2006	2005
Total minimum lease payments receivable	$1,441,157	$2,102,894
Estimated residual values of leased equipment (unguaranteed)	324,947	338,680

Investment in direct financing leases	1,766,104	2,441,574
Less unearned income	(148,661)	(270,463)

Net investment in direct financing leases	$1,617,443	$2,171,111

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

At December 31, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2007	$17,954,449	$551,034	$18,505,483
2008	17,096,787	485,632	17,582,419
2009	14,554,384	400,666	14,955,050
2010	9,050,992	2,186	9,053,178
2011	4,702,593	1,639	4,704,232
Thereafter	6,638,843	—	6,638,843

	$69,998,048	$1,441,157	$71,439,205

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (yrs)
Mining	30 - 40
Transportation, rail	30 - 35
Aircraft	20 - 30
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation	7 - 10
Logging & Lumber	7 - 10
Construction	7 - 10
Data processing	3 - 5
Furniture & Fixtures	3 - 5

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31:

	2006	2005	2004
Costs reimbursed to Managing Member	$846,239	$757,715	$352,537
Asset management fees to Managing Member	775,640	620,277	211,761
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	—	2,082,477	6,553,702
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	37,500	629,186	2,001,695
Acquisition and initial direct costs paid to Managing Member	1,412,735	1,305,426	1,007,068

	$3,072,114	$5,395,081	$10,126,763

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2006, 2005, and 2004, the Managing Member made such payments of $3,267,389, $367,318 and $234,835, respectively.

During November 2005, an operating lease asset was purchased and a lease entered into by an affiliate of the Company with an original cost of $7,466,942. In December 2005, the asset and associated lease were transferred to an affiliate of the Company for a total payment of $7,383,056.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities:

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

As of December 31, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(10,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(16,561,475)

Total remaining available under the above mentioned facilities	$48,438,525

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1,174,373.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS and ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, ATEL Capital Equipment Fund VII, L.P. and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into liquidation and have no further need for short term financing provided by the warehousing facility.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2006, the Company had $10,000,000 outstanding under the acquisition facility. There were no outstanding borrowings under the facility during 2005. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings ranged from 6.60% to 8.25% at December 31, 2006. During the fiscal year ended December 31, 2006, the weighted average interest rate on borrowings was 7.74%. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

9. Receivables funding program:

As of December 31, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires August 2011.

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

As of December 31, 2006, there was no outstanding borrowings under the receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $130,900 in 2006 and are included in interest expense in the Company’s statement of operations. There were no such fees paid prior to 2006.

10. Commitments:

At December 31, 2006, there were commitments to purchase lease asset totaling approximately $16,847,311. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. Of the $16,847,311 commitment at December 31, 2006, $1,121,250 was canceled subsequent to year-end.

11. Guarantees:

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

Units issued and outstanding were 13,987,486 and 14,005,986 at December 31, 2006 and 2005, respectively. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2006, 2005 and 2004. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

13. Fair value of financial instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Company’s consolidated financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents:

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2006 and 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Borrowings:

Borrowings include the outstanding amounts on the Company’s acquisition facility, receivables funding program and non-recourse debt. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2006 and 2005. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table sets forth the estimated fair values of the Company’s financial instruments as of the dates indicated:

	At December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,956,780	$5,956,780	$37,269,638	$37,269,638
Notes receivable	10,376,416	10,376,416	8,699,947	8,699,947
Financial liabilities:
Borrowings	10,000,000	10,000,000	—	—

14. Selected quarterly data (unaudited):

The Company’s 2005 and 2006 unaudited selected quarterly financial information is as follows:

Quarter ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$2,389,686	$3,045,364	$3,250,946	$4,634,345
Net income	$116,013	$171,888	$229,771	$788,195
Net (loss) income per Other Members' Limited Liability
Company Unit	$(0.01)	$(0.01)	$0.00	$0.04

Quarter ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$3,543,028	$3,930,386	$4,198,829	$4,811,380
Net income (loss)	$25,944	$43,536	$(728,719)	$(614,208)
Net (loss) income per Other Members' Limited Liability
Company Unit	$(0.01)	$(0.01)	$(0.07)	$(0.07)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

As reported on Form 8-K dated February 9, 2007, the Company dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm effective February 5, 2007. E&Y continues to be engaged by the Company to perform tax services.

E&Y's report on the Company's financial statements for the year ended December 31, 2005, the Company's most recent fiscal year for which an independent accountant's report has been issued on its financial statements, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal years ended December 31, 2005 and 2006, and the subsequent interim period through February 5, 2007, the date of E&Y's dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Also effective as of February 5, 2007, the Board approved the engagement of, and appointed, the firm of Moss Adams LLP as independent registered public accounting firm for its fiscal year ended December 31, 2006.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2006, 2005 and 2004, certain material weaknesses existed in the Company’s internal control over financial reporting.

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

Each of ALC, ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Company’s public offering of its Units.

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

Dean L. Cash, age 56, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2006.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial and Operating Officer and Senior Vice President and General Counsel. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2006, 2005 and 2004 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to the Financial Statements—Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Alternative Fee Schedule:

For purposes of the Asset Management Fee Limit, the Company will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re-Leasing Fee, and Carried Interest as follows:

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

See Note 7 to the financial statements included in Item 8 for amounts paid.

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2006, 2005 and 2004. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2006, 2005 and 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0004%

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2006	2005
Audit fees	$555,899	$509,773
Audit related fees	436,200	—
Tax fees	—	71,358
Other	782	—

	$992,881	$581,131

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2006 and 2005

Statements of operations for the years ended December 31, 2006, 2005 and 2004

Statement of Changes in Members’ Capital for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective March 12, 2003, (File Number 333-100452) is hereby incorporated herein by reference.

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

Date: May 31, 2007

ATEL Capital Equipment Fund X, LLC
(Registrant)

By:	ATEL Financial Services, LLC,
Managing Member of Registrant

	By:	/s/ Dean L. Cash
Dean Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

	By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	May 31, 2007

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	May 31, 2007

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.