Form 10-Q
period 2007-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-06-19
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

The number of Limited Liability Company Units outstanding as of May 31, 2007 was 13,987,486.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,216	$5,957
Accounts receivable, net of allowance for doubtful accounts of $115 at March 31, 2007 and $51 at December 31, 2006	1,393	1,472
Notes receivable, net of unearned interest income of $1,962 at March 31,2007 and $2,228 at December 31, 2006	9,353	10,377
Prepaids and other assets	59	77
Investment in securities	216	216
Investments in equipment and leases, net of accumulated depreciation of $26,142 at March 31, 2007 and $22,679 at December 31, 2006	89,372	86,833

Total assets	$103,609	$104,932

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$594	$418
Accrued distributions to Other Members	1,314	1,314
Other	879	3,015
Accrued interest payable	10	11
Interest rate swap contracts	65	—
Deposits due lessees	119	119
Acquisition facility obligation	2,500	10,000
Receivables funding program obligation	11,862	—
Unearned operating lease income	1,497	1,597

Total liabilities	18,840	16,474
Commitments and contingencies

Total Members’ capital	84,769	88,458

Total liabilities and Members’ capital	$103,609	$104,932

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Leasing activities:
Operating leases	$4,891	$3,032
Direct financing leases	24	36
Interest on notes receivable	258	230
Gain on sales of assets and early termination of notes	156	—
Gain on sales of securities	9	8
Other interest	43	234
Other	19	3

Total revenues	5,400	3,543

Expenses:
Depreciation of operating lease assets	4,011	2,527
Asset management fees to Managing Member	215	139
Acquisition expense	208	232
Cost reimbursements to Managing Member	369	199
Amortization of initial direct costs	89	61
Interest expense	250	11
Provision for doubtful accounts	64	3
Professional fees	453	210
Franchise fees and taxes	—	25
Outside services	281	80
Other	58	14

Total operating expenses	5,998	3,501
Other expense, net	(67)	(16)

Net (loss) income	$(665)	$26

Net (loss) income:
Managing Member	$227	$224
Other Members	(892)	(198)

	$(665)	$26

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.01)
Weighted average number of Units outstanding	13,987,486	14,005,986

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	14,005,986	$102,022	$—	$102,022
Syndication costs allocation adjustment	—	(37)	—	(37)
Repurchase of units	(18,500)	(141)	—	(141)
Distributions to Other Members ($0.80 per Unit)	—	(11,203)	—	(11,203)
Distributions to Managing Member	—	—	(909)	(909)
Net income (loss)	—	(2,183)	909	(1,274)

Balance December 31, 2006	13,987,486	88,458	—	88,458
Distributions to Other Members ($0.20 per Unit)	—	(2,797)	—	(2,797)
Distributions to Managing Member	—	—	(227)	(227)
Net income (loss)	—	(892)	227	(665)

Balance March 31, 2007	13,987,486	$84,769	$—	$84,769

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net (loss) income	$(665)	$26
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(156)	—
Depreciation of operating lease assets	4,011	2,527
Amortization of initial direct costs	89	61
Provision for losses and doubtful accounts	64	3
Loss on interest rate swap contracts	65	—
Gain on sale of securities	(9)	(8)
Changes in operating assets and liabilities:
Accounts receivable	15	(606)
Prepaids and other assets	18	25
Accounts payable, Managing Member	176	1,073
Accounts payable, accrued distributions to Other Members	—	—
Accounts payable, other	(2,136)	360
Accrued interest payable	(1)	7
Deposits due lessees	—	(11)
Unearned operating lease income	(100)	28

Net cash provided by operating activities	1,371	3,485

Investing activities:
Purchases of equipment on operating leases	(6,725)	(5,037)
Proceeds from sales of lease assets	1,387	10
Payments of initial direct costs	(144)	(70)
Reduction of net investment in direct financing leases	134	153
Note receivable advances	(842)	(466)
Purchase of investment securities	—	(70)
Proceeds from sale of securities	9	8
Payments received on notes receivable	731	499

Net cash used in investing activities	(5,450)	(4,973)

Financing activities:
Borrowings under acquisition facility	5,000	—
Repayments under acquisition facility	(12,500)	—
Borrowings under receivables funding program	12,365	—
Repayments under receivables funding program	(503)	—
Distributions to Other Members	(2,797)	(2,805)
Distributions to Managing Member	(227)	(223)

Net cash provided by (used in) financing activities	1,338	(3,028)

Net decrease in cash and cash equivalents	(2,741)	(4,516)
Cash and cash equivalents at beginning of period	5,957	37,270

Cash and cash equivalents at end of period	$3,216	$32,754

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$243	$11

Cash paid during the period for taxes	$—	$25

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$594	$107

Distributions declared and payable to Other Members at period-end	$1,314	$1,317

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Contributions in the amount of approximately $140 million were received as of March 31, 2007, consisting of $140.6 million of gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of Units totaling $632 thousand. The offering was terminated on March 11, 2005.

As of March 31, 2007, 13,987,486 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

Certain prior period amounts have been reclassified to conform to the current period presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and unbilled receivables. Direct financing leases are charged off to the allowance when they are deemed uncollectible.

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

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and unbilled receivables. Notes are charged off to the allowance as they are deemed uncollectible.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2007 and 2006 and long-lived tangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

	For the three months ended March 31,
	2007	% of Total	2006	% of Total
Revenue:
United States	$4,846	90%	$3,196	90%

United Kingdom	493	9%	280	8%
Canada	61	1%	67	2%

Total International	554	10%	347	10%

Total	$5,400	100%	$3,543	100%

	As of March 31,		As of December 31,
	2007	% of Total	2006	% of Total
Long-lived tangible assets:
United States	$81,487	91%	$78,539	90%

United Kingdom	7,885	9%	8,294	10%

Total International	7,885	9%	8,294	10%

Total	$89,372	100%	$86,833	100%

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

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract. SFAS No. 133, as amended, had no impact on the Company’s financial statements for periods prior to the first quarter of 2007 as the Company did not utilize derivatives in those periods.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended March 31, 2007 and 2006, the Company recognized foreign currency losses of $2 thousand and $16 thousand, respectively, which are included in other expense, net.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At March 31, 2007 and December 31, 2006, the Managing Member the estimated fair value of the warrants to be nominal in amount.

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

Other income (expense), net:

Other income (expense) consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. During the three months ended March 31, 2007, other expense was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $65 thousand and a foreign currency loss of $2 thousand. During the three months ended March 31, 2006, other expense was solely comprised of a foreign currency loss of $16 thousand.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended March 31, 2007.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There was one impaired note of $144 thousand at March 31, 2007 and December 31, 2006, and the Company has established a 100% reserve against it.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

As of March 31, 2007, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2007	$2,839
Year ending December 31, 2008	3,108
2009	3,342
2010	478
2011	393
2012	393
Thereafter	869

11,422
Less: portion representing unearned interest income	(1,962)

9,460
Unamortized initial direct costs	37
Less: reserve for impairment	(144)

Notes receivable, net	$9,353

For the respective three month periods ended March 31, 2007 and 2006, IDC amortization expense related to notes receivable was $14 thousand and $13 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $75 thousand and $48 thousand, respectively, total IDC amortization expense was $89 thousand and $61 thousand for the three months ended March 31, 2007 and 2006, respectively.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2007
Net investment in operating leases	$84,270	$6,623	$(4,011)	$86,882
Net investment in direct financing leases	1,617	—	(134)	1,483
Initial direct costs, net of accumulated amortization of $472 at March 31, 2007 and $397 at December 31, 2006	946	136	(75)	1,007

Total	$86,833	$6,759	$(4,220)	$89,372

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2007 related to asset purchase obligations.

For the respective three month periods ended March 31, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $75 thousand and $48 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $4 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. There were no lease assets held for sale at March 31, 2007 and December 31, 2006. There were no impairment losses for the three months ended March 31, 2007 and 2006.

All of the leased property was acquired in years beginning with 2003 through 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance March 31, 2007
Mining	$18,467	$—	$—	$18,467
Transportation	18,048	2,954	—	21,002
Materials handling	20,999	2,513	—	23,512
Manufacturing	13,526	487	—	14,013
Data processing	650	—	(650)	—
Transportation, rail	17,909	—	—	17,909
Construction	9,524	771	—	10,295
Logging & lumber	4,480	—	—	4,480
Furniture & fixtures	320	—	—	320
Aircraft	3,026	—	—	3,026

	106,949	6,725	(650)	113,024
Less accumulated depreciation	(22,679)	(4,011)	548	(26,142)

Total	$84,270	$2,714	$(102)	$86,882

The average estimated residual value for assets on operating leases at March 31, 2007 and December 31, 2006 was 22% and 24% of the assets’ original cost, respectively.

Direct financing leases:

As of March 31, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Total minimum lease payments receivable	$1,283	$1,441
Estimated residual values of leased equipment (unguaranteed)	325	325

Investment in direct financing leases	1,608	1,766
Less unearned income	(125)	(149)

Net investment in direct financing leases	$1,483	$1,617

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At March 31, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2007	$15,060	$393	$15,453
Year ending December 31, 2008	18,457	486	18,943
2009	15,914	401	16,315
2010	10,190	2	10,192
2011	5,619	1	5,620
2012	4,281	—	4,281
Thereafter	3,153	—	3,153

	$72,674	$1,283	$73,957

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Aircraft	20 - 30
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation	7 - 10
Logging & lumber	7 - 10
Construction	7 - 10
Data processing	3 - 5
Furniture & fixtures	3 - 5

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

During the three months ended March 31, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Costs reimbursed to Managing Member	$369	$199
Asset management fees to Managing Member	215	139
Acquisition and initial direct costs paid to Managing Member	351	265

	$935	$603

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The Company is currently negotiating an extension to the credit facility and anticipates renewing the facility for an additional two years. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of March 31, 2007, borrowings under the facility were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(2,500)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(9,500)

Total remaining available under the acquisition and warehouse facilities	$63,000

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1.2 million.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The Company had outstanding balances of $2.5 million and $10 million under the acquisition facility as of March 31, 2007 and December 31, 2006, respectively.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2007. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program:

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

The Company had approximately $11.9 million outstanding under this program at March 31, 2007. There was no outstanding balance at December 31, 2006. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled approximately $77 thousand for the three months ended March 31, 2007, and are included in interest expense in the Company’s statement of operations. There was no such expense for the three months ended March 31, 2006.

As of March 31, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $11.9 million based on the difference between nominal rate of 5.2% and a variable rate of 5.60% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity or termination of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(expense).

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2007	Notional Balance March 31, 2007	Swap Value March 31, 2007	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$11,862	$11,862	$(65)	5.15%

	$12,365	$11,862	$11,862	$(65)

At March 31, 2007, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Nine Months Ending December 31, 2007	$2,251
Year ending December 31, 2008	2,893
2009	2,664
2010	1,935
2011	1,125
2012	994

$11,862

At March 31, 2007, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $11.9 million at their discounted present value.

8. Commitments:

At March 31, 2007, there were commitments to purchase lease assets totaling approximately $16.2 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

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

10. Member’s capital:

Units issued and outstanding were 13,987,486 at March 31, 2007 and December 31, 2006. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2007	2006
Distributions declared	$2,797	$2,805
Weighted average number of Units outstanding	13,987,486	14,005,986
Weighted average distributions per Unit	$0.20	$0.20

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

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of March 12, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received, of which 71,650 Units were rescinded or repurchased by the Company through March 31, 2007. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company participates with ATEL Financial Services, LLC (“AFS”) and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financing arrangement is $75,000,000 and expires in June 2007. The Company is currently negotiating an extension to the credit facility and anticipates renewing the facility for an additional two years. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

Borrowings under the facility as of March 31, 2007 were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(2,500)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(9,500)

Total available under the above mentioned facilities	$63,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2007 ranged from 6.57% to 8.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2007. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007.

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

At March 31, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 7, the Company had approximately $11.9 million outstanding under this receivables funding program as of March 31, 2007. The receivables funding program expires in August 2011.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of March 31, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in April 2007, generated from operations in 2007.

At March 31, 2007, there were commitments to purchase lease assets totaling approximately $16.2 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through March 2007.

Cash Flows

The three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1.4 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. Cash flow from operations decreased primarily due to increased payments made against accounts payable and accrued liabilities.

Company payments for accounts payable and accrued liabilities during the three months ended March 31, 2007 significantly increased compared to the three months ended March 31, 2006. Cash outflow related to the increased payments made against accounts payable and accrued liabilities were $2 million for the three months ended March 31, 2007 compared to a cash inflow of $1.4 million for the three months ended March 31, 2006 related to an incremental increase in accounts payable and accrued liabilities.

Investing Activities

The main use of cash in investing activities for the three month periods ended March 31, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $5.5 million for the three months ended March 31, 2007 compared to $5 million for the three months ended March 31, 2006. The slight decrease in cash flow was primarily due to increases in cash used for operating lease purchases and funding of investments in notes receivable, partially offset by an increase in proceeds from the sale of lease assets and early termination of notes receivable.

Cash used to purchase operating leases totaled $6.7 million and $5 million for the three months ended March 31, 2007 and 2006, respectively, while cash used to fund investments in notes receivable was $842 thousand and $466 thousand for the same respective three month periods. The origination and funding of leases and notes receivable increased as the Company grew its asset base to satisfy customer demands.

During the three months ended March 31, 2007, the Company had proceeds of $1.4 million related to an early termination of a note receivable ($1.2 million) and sales of assets ($146 thousand). There were no assets sales or early termination of assets during the first three months of 2006.

Financing Activities

Since the termination of the Company’s offering in March 2005, the main source of cash has been borrowings on the Company’s various credit facilities while the main uses of cash have been repayment of debt and distributions to both Other Members and Managing Member.

Cash provided by financing activities totaled $1.3 million for the three months ended March 31, 2007 compared to cash used in financing activities of $3 million for the three months ended March 31, 2006. Cash availability increased as the Company utilized its credit facilities during the first quarter of 2007. During the three months ended March 31, 2007, the Company had gross borrowings of $17.4 million. These borrowings were offset by repayments of $13 million during the period. There were no borrowings during the three months ended March 31, 2006.

Distributions to Other Members were $2.8 million for both the three months ended March 31, 2007 and 2006, while distributions to Managing Member were $227 thousand and $223 thousand for the three months ended March 31, 2007 and 2006, respectively.

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

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Company had a net loss of $665 thousand for the three months ended March 31, 2007 compared to net income of $26 thousand for the three months ended March 31, 2006. Results for the three months ended March 31, 2007 reflected increases in both operating expenses and total revenues when compared with the three months ended March 31, 2006.

Revenues

Total revenues were $5.4 million for the three months ended March 31, 2007 compared to $3.5 million for the three months ended March 31, 2006. The increase was primarily due to the growth in operating lease revenue, gains on the sale of assets and an early termination of a note receivable during the first quarter of 2007.

Operating lease revenues were $4.9 million for the three months ended March 31, 2007 compared to $3.0 million for the three months ended March 31, 2006. The increase was primarily due to revenues derived from lease assets purchased since March 31, 2006 totaling $35.6 million, including approximately $6.7 million purchased during the three months ended March 31, 2007. Net operating lease assets increased from $58.3 million at March 31, 2006 to $86.9 million at March 31, 2007.

The Company recognized a $156 thousand gain related to an early termination of a note receivable ($112 thousand) and sales of lease assets ($44 thousand) during the March 2007 quarter. There were no assets sales or early termination of assets during the first three months of 2006.

Expenses

Total expenses were $6.0 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase in total expenses was primarily due to greater amounts of depreciation, professional fees, outside services, asset management fees, cost reimbursements to the Managing Member and interest expense.

The Company’s largest expense during the three months ended March 31, 2007 and 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $4 million for the three months ended March 31, 2007 compared to $2.5 million for the three months ended March 31, 2006. The increase in depreciation expense was primarily due to the increase in purchases of operating lease assets since March 31, 2006, and is also consistent with the increase in operating lease revenue.

Professional fees and outside services totaled $734 thousand for the three months ended March 31, 2007 compared to $290 thousand for the three months ended March 31, 2006. The increase reflected costs related to the Company’s restatement effort and the audit of prior period financial statements.

Asset management fees and costs reimbursed to Managing Member totaled $584 thousand and $338 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to the increase in the Company’s asset portfolio.

Interest expense on the Company’s borrowings totaled $250 thousand and $11 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase was due to increased borrowings against the Company’s credit facilities. The Company had approximately $14.4 million and $10 million of outstanding debt at March 31, 2007 and December 31, 2006, respectively.

Other

The Company records other income or expense which may include recoveries of amounts previously written off, gains and losses on interest rate swap contracts, or gains and losses on foreign exchange transactions.

During the three months ended March 31, 2007, other expense was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $65 thousand and a foreign currency loss of $2 thousand. During the three months ended March 31, 2006, other expense was solely comprised of a foreign currency loss of $16 thousand.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2007, certain material weaknesses existed in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) process of identifying and estimating liabilities in the correct period; and b) timeliness of the financial statement close process were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 19, 2007

ATEL CAPITAL EQUIPMENT FUND X, LLC
(Registrant)

		By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant