Form 10-Q
period 2007-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-08-14
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

The number of Limited Liability Company Units outstanding as of June 30, 2007 was 13,987,486.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,296	$5,957
Accounts receivable, net of allowance for doubtful accounts of $32 at June 30, 2007 and $51 at December 31, 2006	1,827	1,472
Notes receivable, net of unearned interest income and allowance for losses of $1,875 at June 30, 2007 and $2,372 at December 31, 2006	8,710	10,377
Interest rate swap contracts	13	—
Prepaids and other assets	69	77
Investment in securities	279	216
Investments in equipment and leases, net of accumulated depreciation of $29,670 at June 30, 2007 and $22,679 at December 31, 2006	88,714	86,833

Total assets	$103,908	$104,932

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$421	$418
Accrued distributions to Other Members	1,314	1,314
Other	1,148	3,015
Accrued interest payable	26	11
Deposits due lessees	119	119
Acquisition facility obligation	7,000	10,000
Receivables funding program obligation	10,977	—
Unearned operating lease income	1,509	1,597

Total liabilities	22,514	16,474

Commitments and contingencies

Total Members’ capital	81,394	88,458

Total liabilities and Members’ capital	$103,908	$104,932

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$5,000	$3,343	$9,891	$6,375
Direct financing leases	20	32	44	68
Interest on notes receivable	244	277	502	507
Gain on sales of assets and early termination of notes	76	7	232	7
Gain on sales of securities	—	—	9	8
Other interest	29	244	72	478
Other	2	27	21	30

Total revenues	5,371	3,930	10,771	7,473

Expenses:
Depreciation of operating lease assets	4,156	2,759	8,167	5,286
Asset management fees to Managing Member	221	156	436	295
Acquisition expense	212	230	420	462
Cost reimbursements to Managing Member	394	204	763	403
Amortization of initial direct costs	88	69	177	130
Interest expense	333	8	583	19
Adjustment of provision for doubtful accounts	(83)	(3)	(19)	—
Professional fees	258	234	711	444
Franchise fees and taxes	69	132	69	157
Outside services	189	111	470	191
Other	33	4	91	18

Total operating expenses	5,870	3,904	11,868	7,405
Other income, net	148	17	81	1

Net (loss) income	$(351)	$43	$(1,016)	$69

Net (loss) income:
Managing Member	$227	$231	$454	$454
Other Members	(578)	(188)	(1,470)	(385)

	$(351)	$43	$(1,016)	$69

Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.01)	$(0.11)	$(0.03)
Weighted average number of Units outstanding	13,987,486	14,005,986	13,987,486	14,005,986

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

THREE AND SIX MONTHS ENDED

JUNE 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	14,005,986	$102,022	$—	$102,022
Syndication costs allocation adjustment	—	(37)	—	(37)
Repurchase of units	(18,500)	(141)	—	(141)
Distributions to Other Members ($0.80 per Unit)	—	(11,203)	—	(11,203)
Distributions to Managing Member	—	—	(909)	(909)
Net income (loss)	—	(2,183)	909	(1,274)

Balance December 31, 2006	13,987,486	88,458	—	88,458
Distributions to Other Members ($0.40 per Unit)	—	(5,594)	—	(5,594)
Distributions to Managing Member	—	—	(454)	(454)
Net income (loss)	—	(1,470)	454	(1,016)

Balance June 30, 2007	13,987,486	$81,394	$—	$81,394

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating activities:
Net (loss) income	$(351)	$43	$(1,016)	$69
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(76)	(7)	(232)	(7)
Depreciation of operating lease assets	4,156	2,759	8,167	5,286
Amortization of initial direct costs	88	69	177	130
Provision for losses and doubtful accounts	(83)	(3)	(19)	—
Change in fair value of interest rate swap contracts	(78)	—	(13)	—
Gain on sale of securities	—	—	(9)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(351)	(560)	(336)	(1,166)
Due from Managing Member	—	—	—	—
Prepaids and other assets	(10)	11	8	36
Accounts payable, Managing Member	(173)	(888)	3	185
Accounts payable, other	269	2,320	(1,867)	2,680
Accrued interest payable	16	1	15	8
Deposits due lessees	—	(19)	—	(30)
Unearned operating lease income	12	170	(88)	198

Net cash provided by operating activities	3,419	3,896	4,790	7,381

Investing activities:
Purchases of equipment on operating leases	(3,857)	(9,887)	(10,582)	(14,924)
Proceeds from sales of lease assets	283	23	1,670	33
Payments of initial direct costs	(54)	(166)	(198)	(236)
Reduction of net investment in direct financing leases	125	136	259	289
Note receivable advances	(79)	(1,979)	(921)	(2,445)
Purchase of investment securities	(63)	—	(63)	(70)
Proceeds from sale of investment securities	—	—	9	8
Payments received on notes receivable	715	712	1,446	1,211

Net cash used in investing activities	(2,930)	(11,161)	(8,380)	(16,134)

Financing activities:
Borrowings under acquisition facility	5,000	3,500	10,000	3,500
Repayments under acquisition facility	(500)	—	(13,000)	—
Borrowings under receivables funding program	—	—	12,365	—
Repayments under receivables funding program	(885)	—	(1,388)	—
Distributions to Other Members	(2,797)	(2,801)	(5,594)	(5,606)
Distributions to Managing Member	(227)	(231)	(454)	(454)

Net cash provided by (used in) financing activities	591	468	1,929	(2,560)

Net increase (decrease) in cash and cash equivalents	1,080	(6,797)	(1,661)	(11,313)
Cash and cash equivalents at beginning of period	3,216	32,754	5,957	37,270

Cash and cash equivalents at end of period	$4,296	$25,957	$4,296	$25,957

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$344	$—	$587	$11

Cash paid during the period for taxes	$69	$132	$69	$157

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$107	$107	$107	$107

Distributions declared and payable to Other Members at period-end	$1,314	$1,315	$1,314	$1,315

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Contributions in the amount of approximately $140 million were received as of June 30, 2007, consisting of $140.6 million of gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of Units totaling $632 thousand. The offering was terminated on March 11, 2005.

As of June 30, 2007, 13,987,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease and notes receivable contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2007 and 2006 and long-lived tangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

	For the six months ended June 30,
	2007	% of Total	2006	% of Total
Revenue:
United States	$9,663	90%	$6,781	91%

United Kingdom	986	9%	560	7%
Canada	122	1%	132	2%

Total International	1,108	10%	692	9%

Total	$10,771	100%	$7,473	100%

	As of June 30,		As of December 31,
	2007	% of Total	2006	% of Total
Long-lived tangible assets:
United States	$81,237	92%	$78,539	90%

United Kingdom	7,477	8%	8,294	10%

Total International	7,477	8%	8,294	10%

Total	$88,714	100%	$86,833	100%

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

The Company records all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company records derivative instruments at fair value in the balance sheet and recognizes the offsetting gains or losses as adjustments to net income.

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended June 30, 2007

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

and 2006, the Company recognized foreign currency gains of $70 thousand and $17 thousand, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized foreign currency gains of $68 thousand and $1 thousand, respectively. Foreign currency transaction gains and losses are included in other income (expense), net.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2007 and December 31, 2006, the Managing Member the estimated fair value of the warrants to be nominal in amount.

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

Other income, net:

The Company’s other income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Foreign currency gain	$70	$17	$68	$1
Change in fair value of interest rate swap contracts	78	—	13	—

	$148	$17	$81	$1

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the three and six months ended June 30, 2007.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There was one impaired note of $144 thousand at June 30, 2007 and December 31, 2006, and the Company has established a 100% reserve against it.

As of June 30, 2007, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2007	$1,900
Year ending December 31, 2008	3,136
2009	3,369
2010	493
2011	393
2012	393
Thereafter	870

10,554
Less: portion representing unearned interest income	(1,731)

8,823
Unamortized indirect costs	31
Less: allowance for losses	(144)

Notes receivable, net	$8,710

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net (continued):

For the respective three month periods ended June 30, 2007 and 2006, IDC amortization expense related to notes receivable was $8 thousand and $14 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $80 thousand and $55 thousand, respectively, total IDC amortization expense was $88 thousand and $69 thousand for the three months ended June 30, 2007 and 2006, respectively.

For the respective six month periods ended June 30, 2007 and 2006, IDC amortization expense related to notes receivable was $22 thousand and $27 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $155 thousand and $103 thousand, respectively, total IDC amortization expense was $177 thousand and $130 thousand for the six months ended June 30, 2007 and 2006, respectively.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2007
Net investment in operating leases	$84,270	$10,273	$(8,167)	$86,376
Net investment in direct financing leases	1,617	—	(259)	1,358
Initial direct costs, net of accumulated amortization of $526 at June 30, 2007 and $397 at December 31, 2006	946	189	(155)	980

Total	$86,833	$10,462	$(8,581)	$88,714

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2007 related to asset purchase obligations.

For the three and six month periods ended June 30, 2007, IDC amortization expense related to operating leases and direct finance leases was $80 thousand and $155 thousand, respectively. For the three and six month periods ended June 30, 2006, IDC amortization expense related to operating leases and direct finance leases was $55 thousand and $103 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $4.2 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $8.2 million and $5.3 million for the six months ended June 30, 2007. There were no lease assets held for sale at June 30, 2007 and December 31, 2006. There were no impairment losses for the three or six months ended June 30, 2007 and 2006.

All of the leased property was acquired in years beginning with 2003 through 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance June 30, 2007
Mining	$18,467	$168	$—	$18,635
Transportation	18,048	1,023	—	19,071
Materials handling	20,999	8,896	(835)	29,060
Manufacturing	13,526	329	—	13,855
Data processing	650	166	(650)	166
Transportation, rail	17,909	—	—	17,909
Construction	9,524	—	—	9,524
Logging & lumber	4,480	—	—	4,480
Furniture & fixtures	320	—	—	320
Aircraft	3,026	—	—	3,026

	106,949	10,582	(1,485)	116,046
Less accumulated depreciation	(22,679)	(8,167)	1,176	(29,670)

Total	$84,270	$2,415	$(309)	$86,376

The average estimated residual value for assets on operating leases at June 30, 2007 and December 31, 2006 was 22% of the assets’ original cost, respectively.

Direct financing leases:

As of June 30, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Total minimum lease payments receivable	$1,138	$1,441
Estimated residual values of leased equipment (unguaranteed)	325	325

Investment in direct financing leases	1,463	1,766
Less unearned income	(105)	(149)

Net investment in direct financing leases	$1,358	$1,617

At June 30, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2007	$11,369	$249	$11,618
Year ending December 31, 2008	19,440	485	19,925
2009	16,890	401	17,291
2010	11,030	2	11,032
2011	6,155	1	6,156
2012	4,466	—	4,466
Thereafter	3,154	—	3,154

	$72,504	$1,138	$73,642

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

During the three and six months ended June 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Costs reimbursed to Managing Member	$394	$204	$763	$403
Asset management fees to Managing Member	221	156	436	295
Acquisition and initial direct costs paid to Managing Member	257	315	608	579

	$872	$675	$1,807	$1,277

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The arrangement expires in June 2009. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of June 30, 2007, borrowings under the facility were as follows (in thousands):

Total amount available under the financing arrangement	$65,000
Amount borrowed by the Company under the acquisition facility	(7,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(6,500)

Total remaining available under the acquisition and warehouse facilities	$51,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1.2 million.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The Company had outstanding balances of $7 million and $10 million under the acquisition facility as of June 30, 2007 and December 31, 2006, respectively.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2007.

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

The Company had approximately $11 million outstanding under this program at June 30, 2007. There was no outstanding balance at December 31, 2006. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled approximately $78 thousand and $155 thousand for the three and six months ended June 30, 2007, and are included in interest expense in the Company’s statement of operations. There was no such expense for the three and six months ended June 30, 2006.

As of June 30, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $18.2 million based on the difference between nominal rates ranging from of 5.15% to 5.39% and a variable rates ranging from 5.58% to 5.61% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity or termination of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(expense).

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2006	Notional Balance June 30, 2007	Swap Value June 30, 2007	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$10,977	$10,977	$28	5.15%
**	—	—	7,222	(15)	5.39%

	$12,365	$10,977	$18,199	$13

**	The notional balance at June 30, 2007 includes $7.2 million of interest rate swap contracts entered into by the Company as a requirement to a borrowing that was funded on July 2, 2007.

At June 30, 2007, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Six months ending December 31, 2007	$1,366
Year ending December 31, 2008	2,893
2009	2,664
2010	1,935
2011	1,125
2012	994

$10,977

At June 30, 2007, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $11 million at their discounted present value.

8. Commitments:

At June 30, 2007, there were commitments to purchase lease assets totaling approximately $20.7 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

10. Member’s capital:

Units issued and outstanding were 13,987,486 at June 30, 2007 and December 31, 2006. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Distributions declared	$2,797	$2,801	$5,594	$5,606
Weighted average number of Units outstanding	13,987,486	14,005,986	13,987,486	14,005,986

Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

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

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150 million. As of March 12, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received, of which 71,650 Units were rescinded or repurchased by the Company through June 30, 2007. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company participates with ATEL Financial Services, LLC (“AFS”) and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The arrangement expires in June 2009. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

Borrowings under the facility as of June 30, 2007 were as follows (in thousands):

Total amount available under the financing arrangement	$65,000
Amount borrowed by the Company under the acquisition facility	(7,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(6,500)

Total remaining available under the acquisition and warehouse facilities	$51,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2007 was 6.57%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2007.

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

At June 30, 2007, the Company had a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 7, the Company had approximately $11 million outstanding under this receivables funding program as of June 30, 2007. The receivables funding program expires in August 2011.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of June 30, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in July 2007, generated from operations in 2007.

At June 30, 2007, there were commitments to purchase lease assets totaling approximately $20.7 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through June 2007.

Cash Flows

The three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $3.4 million and $3.9 million for the three months ended June 30, 2007 and 2006, respectively. Cash flow from operations decreased primarily due to increased payments made against accounts payable and accrued liabilities offset, in part, by (1) the quarter over quarter difference in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased payments received on accounts receivable.

Cash used to pay accounts payable and accrued liabilities during the three months ended June 30, 2007 increased by $1.3 million when compared to the same period in 2006. The increase in payments made was due primarily to the timing of inestimable third party vendor invoices.

The decrease in cash was partially offset by cash generated by the quarter over quarter difference in results of operations, adjusted for non-cash items, and a decrease in accounts receivable. When adjusted to exclude non-cash income and expenses such as depreciation expense and gains on sales of assets, cash from operations improved by approximately $795 thousand during the three months ended June 30, 2007 when compared to the same period in 2006. The increase was due primarily to an increase in operating lease revenue offset by increases in interest expense and cost reimbursements to AFS. Similarly, the increase in payments received on accounts receivable during the three months ended June 30, 2007 improved cash flow by $209 thousand when compared to the same period in 2006.

Investing Activities

The main use of cash in investing activities for the three month periods ended June 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $2.9 million and $11.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cash flow was primarily due to decreases in cash used for operating lease purchases and funding of investments in notes receivable as well as an increase in proceeds from sales of lease assets.

Cash used to purchase operating leases declined by $6.0 million for the three months ended June 30, 2007 when compared to the same period in 2006, while cash used to fund investments in notes receivable declined by $1.9 million for the same comparative three month periods. The acquisition activity declined in 2007 due to a lower level of demand when compared to 2006.

Proceeds from sales of lease assets increased by $260 thousand during the three months ended June 30, 2007 when compared to the same period in 2006.

Financing Activities

Since the termination of the Company’s offering in March 2005, the main source of cash has been borrowings on the Company’s various credit facilities while the main uses of cash during the same timeframe have been repayment of debt and distributions to both Other Members and Managing Member.

Cash provided by financing activities totaled $591 thousand and $468 thousand for the three months ended June 30, 2007 and 2006, respectively. Cash availability increased as the Company’s borrowings, net of repayments, slightly increased during the three months ended June 30, 2007 when compared to the same period in 2006. The Company had net borrowings of $3.6 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $4.8 million and $7.4 million for the six months ended June 30, 2007 and 2006, respectively. Cash flow from operations decreased primarily due to increased payments made against accounts payable and accrued liabilities partially offset by the year over year difference in results of operations, adjusted for non-cash revenue and expense such as gains on sales and depreciation expense, and increased payments received on accounts receivable.

Company payments for accounts payable and accrued liabilities during the first half of 2007 significantly increased compared to the same period in 2006 due primarily to the timing of inestimable third party vendor invoices. Cash outflow related to the increased payments made against accounts payable and accrued liabilities was $1.9 million for the first half of 2007 compared to a cash inflow of $2.9 million for the same period 2006 related to an incremental increase in accounts payable and accrued liabilities – a year over year decrease of $4.8 million.

The aforementioned decrease in cash was partially offset by cash generated by the year over year difference in results and a decrease in accounts receivable. The year over year difference in results of operations, adjusted for non-cash items, increased cash inflow by approximately $1.6 million during the first six months of 2007 when compared to the same period in 2006. The increase was due primarily to the increase in operating lease revenue offset by increases in interest expense, cost reimbursements to AFS, professional fees and outside services. Similarly, the year over year increase in payments received on accounts receivable improved cash flow by $830 thousand.

Investing Activities

The main use of cash in investing activities for the six month periods ended June 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $8.4 million and $16.1 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash flow was due to a decline in cash used to originate and fund leases and investments in notes receivable, combined with an increase in proceeds from the sale of lease assets and early termination of notes receivable.

The year over year decrease in cash used to purchase operating leases and fund investments in notes receivable totaled $4.3 million and $1.5 million, respectively. The acquisition activity declined during the first six months of 2007 due to a lower level of demand when compared to the same period in 2006.

During the first half of 2007, the Company had proceeds of $1.7 million related to an early termination of a note receivable ($1.2 million) and sales of assets ($429 thousand). This compares to proceeds of $33 thousand from sales of assets during the first half of 2006.

Financing Activities

During the six months ended June 30, 2007 and 2006, the Company’s main source of cash has been borrowings on its credit facilities while the main uses of cash during the same timeframe have been repayment of debt and distributions to both Other Members and Managing Member.

Cash provided by financing activities totaled $1.9 million for the six months ended June 30, 2007 compared to cash used in financing activities of $2.6 million for the six months ended June 30, 2006. The increase in cash was due to the year over year increase in net borrowings. The Company had net borrowings of $8.0 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively.

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2007 versus the three months ended June 30, 2006

The Company had a net loss of $351 thousand for the three months ended June 30, 2007 compared to net income of $43 thousand for the three months ended June 30, 2006. Results for the three months ended June 30, 2007 reflected increases in both operating expenses and total revenues when compared with the three months ended June 30, 2006.

Revenues

Total revenues were $5.4 million and $3.9 million for the three months ended June 30, 2007.and 2006, respectively. The increase was due to the continued growth in operating lease revenue partially offset by a decline in interest earned on cash and cash equivalents.

Operating lease revenues were $5.0 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively. The increase was primarily due to revenues derived from lease assets purchased since June 30, 2006 totaling $36.4 million, including approximately $3.9 million purchased during the three months ended June 30, 2007. Net operating lease assets increased from $65.5 million at June 30, 2006 to $86.4 million at June 30, 2007.

The increase in operating lease revenue was partially offset by a $215 thousand decrease in interest earned on cash and cash equivalents, which have declined by $21.7 million since June 30, 2006 as the Company continued to use its cash to purchase lease assets. Cash and cash equivalents on hand totaled $4.3 million and $26.0 million at June 30, 2007 and 2006.

Expenses

Total expenses were $5.9 million and $3.9 million for the three months ended June 30, 2007 and 2006, respectively. The increase in total expenses was primarily due to greater amounts of depreciation, interest expense and cost reimbursements to the Managing Member, all results of increased levels of activity pursuant to the growth of assets under management.

The Company’s largest expense during the three months ended June 30, 2007 and 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $4.2 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively. The increase in depreciation expense was primarily due to the increase in purchases of operating lease assets since June 30, 2006, and is consistent with the increase in operating lease revenue.

Interest expense on the Company’s borrowings totaled $333 thousand and $8 thousand for the three months ended June 30, 2007 and 2006, respectively. The increase was due to borrowings of approximately $14.5 million made against the Company’s credit facilities since June 30, 2006 to fund equipment purchases.

Costs reimbursed to Managing Member totaled $394 thousand and $204 thousand for the three months ended June 30, 2007 and 2006, respectively. The $190 thousand increase was primarily due to increased administrative costs related to the growth of the Company’s asset portfolio.

Other

The Company records other income or expense which may include recoveries of amounts previously written off, gains and losses on interest rate swap contracts, or gains and losses on foreign exchange transactions.

During the three months ended June 30, 2007, other income of $148 thousand was comprised of a favorable fair value adjustment on interest rate swap contracts of $78 thousand and a foreign currency gain of $70 thousand. During the three months ended June 30, 2006, other income was solely comprised of a foreign currency gain of $17 thousand.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

The Company had a net loss of $1.0 million for the six months ended June 30, 2007 compared to net income of $69 thousand for the six months ended June 30, 2006. Results for the six months ended June 30, 2007 reflected increases in both operating expenses and total revenues when compared with the six months ended June 30, 2006.

Revenues

Total revenues were $10.8 million and $7.5 million for the six months ended June 30, 2007.and 2006, respectively. The increase was due to increases in (1) operating lease revenue and (2) gains on sales of assets partially offset by a decline in interest income on cash and cash equivalents.

Operating lease revenues were $9.9 million and $6.4 million for the six months ended June 30, 2007 and 2006, respectively. The $3.5 million increase was primarily due to revenues derived from lease assets purchased since June 30, 2006 totaling $36.4 million, including approximately $10.6 million purchased during the first six months of 2007.

The Company recognized a gain of $232 thousand related to sales of lease assets ($120 thousand) and an early termination of a note receivable ($112 thousand) during the first six months of 2007. This compares to a gain of $7 thousand on sales of lease assets recognized during the same period in 2006.

The above mentioned increases were partially offset by a $406 thousand decrease in interest earned on cash and cash equivalents, which declined by $21.7 million since June 30, 2006 due to acquisitions of lease assets.

Expenses

Total expenses were $11.9 million and $7.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in total expenses was a result of increases in depreciation, interest expense, cost reimbursements to Managing Member, professional fees, outside services and asset management fees, all results of increased levels of activity pursuant to the growth of assets under management.

Depreciation expense totaled $8.2 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in depreciation expense was primarily due to the year over year increase in depreciable lease assets.

Interest expense totaled $583 thousand and $19 thousand for the six months ended June 30, 2007 and 2006, respectively. The increase was due to the year over year increase in borrowings as previously discussed. The Company had approximately $18.0 million and $3.5 million of outstanding debt at June 30, 2007 and 2006, respectively.

Professional fees and outside services totaled $1.2 million and $635 thousand for the six months ended June 30, 2007 and 2006, respectively. The increase reflects costs related to the Company’s restatement effort and the audit of prior period financial statements.

Cost reimbursed to Managing Member and asset management fees $1.2 million and $698 thousand for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily a result of the increase in the Company’s asset portfolio.

Other

During the six months ended June 30, 2007, other income was comprised of a foreign currency gain of $68 thousand and favorable fair value adjustment on interest rate swap contracts of $13 thousand. During the six months ended June 30, 2006, other expense was solely comprised of a foreign currency gain of $1 thousand.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the timeliness of the financial statement close process were determined to be ineffective and constitute a material weakness in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the above noted material weakness and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures described above.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained and the current surge of regulatory reports have been completed, we cannot assure with certainty that these steps will be sufficient.

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, one of the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-Q as of its fiscal quarter ended March 31, 2007:

•

With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2007

ATEL CAPITAL EQUIPMENT FUND X, LLC

(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant