Form 10-Q
period 2007-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2007-11-09
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

The number of Limited Liability Company Units outstanding as of October 31, 2007 was 13,977,486.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,827	$5,957
Accounts receivable, net of allowance for doubtful accounts of $34 at September 30, 2007 and $51 at December 31, 2006	594	1,472
Notes receivable, net of unearned interest income and allowance for losses of $1,492 at September 30, 2007 and $2,228 at December 31, 2006	7,944	10,377
Prepaid expenses and other assets	173	77
Investment in securities	341	216
Investments in equipment and leases, net of accumulated depreciation of $34,058 at September 30, 2007 and $22,679 at December 31, 2006	91,251	86,833

Total assets	$106,130	$104,932

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$165	$418
Accrued distributions to Other Members	1,314	1,314
Other	869	3,015
Accrued interest payable	54	11
Deposits due lessees	114	119
Interest rate swap contracts	208	—
Acquisition facility obligation	—	10,000
Receivables funding program obligation	23,946	—
Unearned operating lease income	1,723	1,597

Total liabilities	28,393	16,474

Commitments and contingencies
Total Members’ capital	77,737	88,458

Total liabilities and Members’ capital	$106,130	$104,932

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$5,411	$3,678	$15,302	$10,053
Direct financing leases	18	29	62	97
Interest on notes receivable	220	269	722	776
Gain on sales of assets and early termination of notes	—	—	232	7
Gain on sales of securities	—	—	9	8
Other interest	54	200	126	678
Other	23	23	44	53

Total revenues	5,726	4,199	16,497	11,672

Expenses:
Depreciation of operating lease assets	4,388	3,068	12,555	8,354
Asset management fees to Managing Member	397	264	833	559
Acquisition expense	226	390	646	852
Cost reimbursements to Managing Member	401	223	1,164	626
Amortization of initial direct costs	91	72	268	202
Interest expense	380	72	963	91
Provision for doubtful accounts	(13)	4	(32)	4
Professional fees	90	277	801	721
Franchise fees and taxes	2	1	71	158
Outside services	160	495	630	686
Other	47	64	138	82

Total operating expenses	6,169	4,930	18,037	12,335
Other expense, net	(190)	3	(109)	4

Net loss	$(633)	$(728)	$(1,649)	$(659)

Net (loss) income:
Managing Member	$226	$227	$680	$682
Other Members	(859)	(955)	(2,329)	(1,341)

	$(633)	$(728)	$(1,649)	$(659)

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.07)	$(0.17)	$(0.10)
Weighted average number of Units outstanding	13,987,486	14,002,508	13,987,486	14,004,814

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2005	14,005,986	$102,022	$—	$102,022
Syndication costs allocation adjustment	—	(37)	—	(37)
Repurchase of Units	(18,500)	(141)	—	(141)
Distributions to Other Members ($0.80 per Unit)	—	(11,203)	—	(11,203)
Distributions to Managing Member	—	—	(909)	(909)
Net (loss) income	—	(2,183)	909	(1,274)

Balance December 31, 2006	13,987,486	88,458	—	88,458
Distributions to Other Members ($0.60 per Unit)	—	(8,392)	—	(8,392)
Distributions to Managing Member	—	—	(680)	(680)
Net (loss) income	—	(2,329)	680	(1,649)

Balance September 30, 2007	13,987,486	$77,737	$—	$77,737

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating activities:
Net loss	$(633)	$(728)	$(1,649)	$(659)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	—	—	(232)	(7)
Depreciation of operating lease assets	4,388	3,068	12,555	8,354
Amortization of initial direct costs	91	72	268	202
Provision for losses and doubtful accounts	(13)	4	(32)	4
Change in fair value of interest rate swap contracts	222	—	208	—
Gain on sale of securities	—	—	(9)	(8)
Changes in operating assets and liabilities:
Accounts receivable	1,246	944	910	(222)
Prepaid expenses and other assets	(104)	(77)	(96)	(41)
Accounts payable, Managing Member	(256)	411	(253)	596
Accounts payable, other	(280)	5,204	(2,146)	7,884
Accrued interest payable	28	1	43	9
Deposits due lessees	(5)	5	(5)	(25)
Unearned operating lease income	214	194	126	392

Net cash provided by operating activities	4,898	9,098	9,688	16,479

Investing activities:
Purchases of equipment on operating leases	(7,055)	(8,420)	(17,637)	(23,344)
Proceeds from sales of lease assets	344	—	2,014	33
Payments of initial direct costs	(99)	(55)	(297)	(291)
Reduction of net investment in direct financing leases	109	129	368	418
Notes receivable advances	(325)	(124)	(1,246)	(2,569)
Payments received on notes receivable	776	668	2,222	1,879
Purchase of investment securities	(62)	(25)	(125)	(95)
Proceeds from sale of investment securities	—	—	9	8

Net cash used in investing activities	(6,312)	(7,827)	(14,692)	(23,961)

Financing activities:
Borrowings under acquisition facility	4,000	—	14,000	3,500
Repayments under acquisition facility	(11,000)	(3,500)	(24,000)	(3,500)
Borrowings under receivables funding program	14,096	—	26,461	—
Repayments under receivables funding program	(1,127)	—	(2,515)	—
Limited Liability Company Units repurchased or rescinded	—	(79)	—	(79)
Distributions to Other Members	(2,798)	(2,800)	(8,392)	(8,406)
Distributions to Managing Member	(226)	(228)	(680)	(682)

Net cash provided by (used in) financing activities	2,945	(6,607)	4,874	(9,167)

Net increase (decrease) in cash and cash equivalents	1,531	(5,336)	(130)	(16,649)
Cash and cash equivalents at beginning of period	4,296	25,957	5,957	37,270

Cash and cash equivalents at end of period	$5,827	$20,621	$5,827	$20,621

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$352	$106	$939	$117

Cash paid during the period for taxes	$2	$1	$71	$158

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$107	$107	$107	$107

Distributions declared and payable to Other Members at period-end	$1,314	$1,315	$1,314	$1,315

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Net contributions approximating $140 million have been received through September 30, 2007, comprised of $140.6 million of gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of Units totaling $632 thousand. The offering was terminated on March 11, 2005.

As of September 30, 2007, 13,987,486 Units were issued and outstanding.

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

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends on December 31, 2011, and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease and notes receivable contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and unbilled receivables. Direct financing leases are charged off to the allowance when they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and unbilled receivables. Notes are charged off to the allowance as they are deemed uncollectible.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2007 and 2006 and long-lived tangible assets as of September 30, 2007 and December 31, 2006 (in thousands):

	For the nine months ended September 30,
	2007	% of Total	2006	% of Total
Revenue
United States	$14,837	90%	$10,635	91%

United Kingdom	1,480	9%	840	7%
Canada	180	1%	197	2%

Total International	1,660	10%	1,037	9%

Total	$16,497	100%	$11,672	100%

	As of September 30		As of December 31,
	2007	% of Total	2006	% of Total
Long-lived assets
United States	$84,183	92%	$78,539	90%

United Kingdom	7,068	8%	8,294	10%

Total International	7,068	8%	8,294	10%

Total	$91,251	100%	$86,833	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended September 30, 2007 and 2006, the Company recognized foreign currency gains of $32 thousand and $3 thousand, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

During the nine months ended September 30, 2007 and 2006, the Company recognized foreign currency gains of $99 thousand and $4 thousand, respectively. Foreign currency transaction gains and losses are included in other income (expense), net.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At September 30, 2007 and December 31, 2006, the Managing Member the estimated fair value of the warrants to be nominal in amount.

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

Other income, net:

The Company’s other income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Foreign currency gain	$32	$3	$99	$4
Change in fair value of interest rate swap contracts	(222)	—	(208)	—

Total	$(190)	$3	$(109)	$4

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations as of and for the three and nine months ended September 30, 2007.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There were no impaired notes at September 30, 2007. There was one impaired note of $144 thousand at December 31, 2006, and the Company has established a 100% reserve against it.

As of September 30, 2007, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2007	$880
Year ending December 31, 2008	2,992
2009	3,315
2010	569
2011	393
2012	393
Thereafter	869

9,411
Less: portion representing unearned interest income	(1,492)

7,919
Unamortized indirect costs	25

Notes receivable, net	$7,944

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net (continued):

For the respective three month periods ended September 30, 2007 and 2006, IDC amortization expense related to notes receivable was $7 thousand and $12 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $84 thousand and $60 thousand, respectively, total IDC amortization expense was $91 thousand and $72 thousand for the three months ended September 30, 2007 and 2006, respectively.

For the respective nine month periods ended September 30, 2007 and 2006, IDC amortization expense related to notes receivable was $28 thousand and $39 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $240 thousand and $163 thousand, respectively, total IDC amortization expense was $268 thousand and $202 thousand for the nine months ended September 30, 2007 and 2006, respectively.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2007
Net investment in operating leases	$84,270	$17,327	$(12,555)	$89,042
Net investment in direct financing leases	1,617	(32)	(368)	1,217
Initial direct costs, net of accumulated amortization of $590 at September 30, 2007 and $397 at December 31, 2006	946	286	(240)	992

Total	$86,833	$17,581	$(13,163)	$91,251

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2007 related to asset purchase obligations.

For the three and nine month periods ended September 30, 2007, IDC amortization expense related to operating leases and direct finance leases was $84 thousand and $240 thousand, respectively. For the three and nine month periods ended September 30, 2006, IDC amortization expense related to operating leases and direct finance leases was $60 thousand and $163 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $4.4 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $12.6 million and $8.4 million for the nine months ended September 30, 2007. There were no lease assets held for sale at September 30, 2007 and December 31, 2006. There were no impairment losses for the three or nine months ended September 30, 2007 and 2006.

All of the leased property was acquired in years beginning with 2003 through 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance September 30, 2007
Mining	$18,467	$—	$(1,808)	$16,659
Transportation	18,048	1,022	—	19,070
Materials handling	20,999	11,347	(836)	31,510
Manufacturing	13,526	329	(329)	13,526
Natural gas compressors	—	309	2,137	2,446
Data processing	650	166	(650)	166
Transportation, rail	17,909	3,279	—	21,188
Construction	9,524	937	—	10,461
Logging & lumber	4,480	248	—	4,728
Furniture & fixtures	320	—	—	320
Aircraft	3,026	—	—	3,026

	106,949	17,637	(1,486)	123,100
Less accumulated depreciation	(22,679)	(12,555)	1,176	(34,058)

Total	$84,270	$5,082	$(310)	$89,042

The average estimated residual value for assets on operating leases at September 30, 2007 and December 31, 2006 was 23% and 22% of the assets’ original cost, respectively.

Direct financing leases:

As of September 30, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Total minimum lease payments receivable	$1,011	$1,441
Estimated residual values of leased equipment (unguaranteed)	293	325

Investment in direct financing leases	1,304	1,766
Less unearned income	(87)	(149)

Net investment in direct financing leases	$1,217	$1,617

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At September 30, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2007	$5,233	$122	$5,355
Year ending December 31, 2008	20,975	485	21,460
2009	18,425	401	18,826
2010	12,463	2	12,465
2011	7,246	1	7,247
2012	4,778	—	4,778
Thereafter	3,176	—	3,176

	$72,296	$1,011	$73,307

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Aircraft	20 - 30
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation	7 - 10
Logging & lumber	7 - 10
Construction	7 - 10
Natural gas compressors	7 - 10
Data processing	3 - 5
Furniture & fixtures	3 - 5

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”), and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

During the three and nine months ended September 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost reimbursements to Managing Member	$401	$223	$1,164	$626
Asset management fees to Managing Member	397	264	833	559
Acquisition and initial direct costs paid to Managing Member	306	444	914	1,024

	$1,104	$931	$2,911	$2,209

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

As of September 30, 2007, borrowings under the facility were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(9,500)

Total remaining available under the acquisition and warehouse facilities	$65,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings, and therefore, no contingent liability, under the warehouse facility as of September 30, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1.2 million.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The Company had no outstanding balance under the acquisition facility as of September 30, 2007 and had $10 million outstanding as of December 31, 2006.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2007.

7. Receivables funding program:

As of September 30, 2007, the Company had a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires August 2011.

The receivable funding program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

The Company had approximately $23.9 million outstanding under this program at September 30, 2007. There was no outstanding balance at December 31, 2006. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled approximately $78 thousand and $233 thousand for the three and nine months ended September 30, 2007, and are included in interest expense in the Company’s statement of operations. There was no such expense for the three and nine months ended September 30, 2006.

As of September 30, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $23.9 million based on the difference between nominal rates ranging from of 4.83% to 5.39% and variable rates ranging from 5.57% to 6.26%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity or termination of the debt. Through the swap agreements, the interest rates have been effectively fixed. The interest to be paid or received on the interest rate swap contracts is accrued and is currently recognized as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(expense).

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2007	Notional Balance September 30, 2007	Swap Value September 30, 2007	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$10,524	$10,524	$(103)	5.15%
July 2, 2007	7,222	6,548	6,548	(80)	5.39%
September 19, 2007	6,874	6,874	6,874	(25)	4.83%

	$26,461	$23,946	$23,946	$(208)

At September 30, 2007, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Three months ending December 31, 2007	$1,933
Year ending December 31, 2008	6,825
2009	5,763
2010	4,325
2011	2,809
2012	1,521
Thereafter	770

$23,946

At September 30, 2007, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $24.2 million at their discounted present value.

8. Commitments:

At September 30, 2007, there were commitments to purchase lease assets totaling approximately $15.7 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Guarantees (continued):

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

10. Member’s capital:

Units issued and outstanding were 13,987,486 at September 30, 2007 and December 31, 2006. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Distributions declared	$2,798	$2,800	$8,392	$8,406
Weighted average number of Units outstanding	13,987,486	14,002,508	13,987,486	14,004,814

Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

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

Business Overview

ATEL Capital Equipment Fund X, LLC (the “Company”) is a California limited liability company that was formed in August 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in March 2005. During 2005, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2011, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations

The Company may continue until December 31, 2021. Periodic distributions are paid at the discretion of the Managing Member.

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150 million. As of March 12, 2005, the offering was concluded. As of that date, subscriptions for 14,059,136 Units had been received, of which 71,650 Units were rescinded or repurchased by the Company through September 30, 2007. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Borrowings under the facility as of September 30, 2007 were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(9,500)

Total remaining available under the acquisition and warehouse facilities	$65,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2007.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2007.

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

At September 30, 2007, the Company had a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 7, the Company had approximately $23.9 million outstanding under this receivables funding program as of September 30, 2007. The receivables funding program expires in August 2011.

As of September 30, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $23.9 million based on the difference between nominal rates ranging from of 4.83% to 5.39% and variable rates ranging from 5.57% to 6.26%. At September 30, 2007, the fair value of the interest rate swaps totaled $208 thousand and was recorded as a liability on the balance sheet. Net changes in unrealized gain/loss are included in the statement of operations in other income or expense, net.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of September 30, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in October 2007, generated from operations in 2007.

At September 30, 2007, there were commitments to purchase lease assets totaling approximately $15.7 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through September 2007.

Cash Flows

The three months ended September 30, 2007 versus the three months ended September 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $4.9 million and $9.1 million for the three months ended September 30, 2007 and 2006, respectively. Cash flow from operations decreased primarily due to a quarter over quarter decline in accounts payable and accrued liabilities offset, in part, by (1) the quarter over quarter difference in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased payments received on accounts receivable.

The quarter over quarter decrease in accounts payable and accrued liabilities during the three months ended September 30, 2007 when compared to the same period in 2006 resulted in a cash outflow of $6.2 million. Accounts payable and accrued liabilities decreased as the 2006 amounts included $6.3 million of accruals related to equipment purchases.

The decrease in cash was partially offset by cash generated by the quarter over quarter change in results of operations, adjusted for non-cash items, and a decrease in accounts receivable. When adjusted to exclude non-cash revenue and expense, cash from operations improved by approximately $1.6 million during the three months ended September 30, 2007 when compared to the same period in 2006 on higher operating lease revenue offset by increased interest expense and cost reimbursements to AFS. Similarly, the increase in payments received on accounts receivable during the three months ended September 30, 2007 improved cash flow by $302 thousand when compared to the same period in 2006.

Investing Activities

The main use of cash in investing activities for the three month periods ended September 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $6.3 million and $7.8 million for the three months ended September 30, 2007 and 2006, respectively. The increase in cash flow was primarily a result of a decrease in cash used for operating lease purchases as well as an increase in proceeds from sales of lease assets and payments received on notes receivable.

Cash used to purchase lease assets declined by $1.4 million for the three months ended September 30, 2007 when compared to the same period in 2006 as the acquisition activity declined in 2007 due to a lower level of demand when compared to 2006.

Proceeds from sales of lease assets increased by $344 thousand during the three months ended September 30, 2007 when compared to the same period in 2006 due primarily to an increase in assets under short-term leases that terminated and were subsequently sold.

Financing Activities

Since the termination of the Company’s offering in March 2005, the main source of cash has been borrowings on the Company’s various credit facilities while the main uses of cash during the same timeframe have been repayment of debt and distributions to both Other Members and Managing Member.

Cash provided by financing activities totaled $2.9 million for the three months ended September 30, 2007 compared to cash used of $6.6 million for the three months ended September 30, 2006. Cash availability increased as the Company borrowed a net total of approximately $6.0 million during the third quarter of 2007. Repaid debt totaled $3.5 million during the third quarter of 2006.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $9.7 million and $16.5 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flow from operations decreased primarily due to a period over period decline in accounts payable and accrued liabilities, and unearned lease income offset by the period over period change in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and increased payments received on accounts receivable.

The period over period decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2007 when compared to the same period in 2006 resulted in a cash outflow of $10.9 million. Accounts payable and accrued liabilities decreased as the 2006 amount included $7.4 million of accruals related to equipment purchases. Similarly, the period over period decline in unearned rents received reduced cash flow by $266 thousand.

The aforementioned decreases in cash were partially offset by cash generated by the period over period change in operating results and increased payments received on accounts receivable. The improved operating results, adjusted for non-cash items, increased cash inflow by approximately $3.2 million during the first nine months of 2007 when compared to the same period in 2006. The increase was due primarily to the increase in operating lease revenue offset by increases in interest expense, cost reimbursements to AFS and management fees. The period over period increase in payments received on accounts receivable improved cash flow by $1.1 million.

Investing Activities

The main use of cash in investing activities for the nine month periods ended September 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $14.7 million and $24.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash flow was due to a decline in cash used to originate and fund leases and investments in notes receivable, combined with an increase in proceeds from the sale of lease assets and early termination of notes receivable.

The period over period decrease in cash used to purchase lease assets and fund investments in notes receivable totaled $5.7 million and $1.3 million, respectively. The acquisition activity declined during the first nine months of 2007 due to a lower level of demand when compared to the same period in 2006.

During the first nine months of 2007, the Company had proceeds of $2.0 million related to an early termination of a note receivable ($1.2 million) and sales of lease assets ($773 thousand). This compares to proceeds of $33 thousand from sales of lease assets during the first nine months of 2006.

Financing Activities

During the nine months ended September 30, 2007 and 2006, the Company’s main source of cash has been borrowings on its credit facilities while the main uses of cash during the same timeframe have been repayment of debt and distributions to both Other Members and Managing Member.

Cash provided by financing activities totaled $4.9 million for the nine months ended September 30, 2007 compared to cash used in financing activities of $9.2 million for the nine months ended September 30, 2006. The increase in cash was due to the period over period increase in net borrowings. The Company had net borrowings of $13.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company borrowed $3.5 million and repaid the entire amount during the same period.

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

The three months ended September 30, 2007 versus the three months ended September 30, 2006

The Company had net losses of $633 thousand and $728 thousand for the three months ended September 30, 2007 and 2006, respectively. Results for the three months ended September 30, 2007 reflected increases in both operating expenses and total revenues when compared with the three months ended September 30, 2006.

Revenues

Total revenues were $5.7 million and $4.2 million for the three months ended September 30, 2007.and 2006, respectively. The increase was primarily a result of continued growth in operating lease revenue offset, in part, by a decline in interest earned on cash and cash equivalents.

Operating lease revenues were $5.4 million and $3.7 million for the three months ended September 30, 2007 and 2006, respectively. The increase was primarily due to revenues derived from lease assets purchased since September 30, 2006 totaling approximately $26.1 million, including $7.1 million purchased during the three months ended September 30, 2007. Net operating lease assets increased from $70.8 million at September 30, 2006 to $89.0 million at September 30, 2007.

The increase in operating lease revenue was partially offset by a $146 thousand decrease in interest earned on cash and cash equivalents, which have declined by $14.8 million since September 30, 2006 as the Company continued to use its cash to purchase lease assets and pay distributions to both the Managing Member and Other Members.

Expenses

Total expenses were $6.2 million and $4.9 million for the three months ended September 30, 2007 and 2006, respectively. The increase in total expenses was primarily due to greater amounts of depreciation, interest expense, cost reimbursements to the Managing Member and asset management fees—all results of increased levels of activity pursuant to the growth of assets under management, partially offset by decreases in outside services, professional fees and acquisition expense.

The Company’s largest expense during the three months ended September 30, 2007 and 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $4.4 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in depreciation expense was primarily due to the increase in operating lease assets resulting from purchases since September 30, 2006.

Costs reimbursed to Managing Member and asset management fees totaled $798 thousand and $487 thousand for the three months ended September 30, 2007 and 2006, respectively. The $311 thousand increase was primarily due to increased administrative costs related to the growth of the Company’s asset portfolio.

Interest expense on the Company’s borrowings totaled $380 thousand and $72 thousand for the three months ended September 30, 2007 and 2006, respectively. The increase was due to net borrowings of approximately $23.9 million made against the Company’s credit facilities since September 30, 2006 used primarily to fund equipment purchases.

The above increases in expenses were offset by decreases of $335 thousand, $187 thousand and $164 thousand in outside services, professional fees and acquisition expenses, respectively. The decrease in outside services and professional fees was primarily driven by the decline in costs associated with the audit and restatement of the Company’s prior year financial statements which was largely completed during the second quarter of 2007. The decrease was due to a decline in the volume of assets purchased during the three months ended September 30, 2007 when compared to same period in 2006.

Other

The Company records other income or expense which may include recoveries of amounts previously written off, gains and losses on interest rate swap contracts, or gains and losses on foreign exchange transactions.

During the three months ended September 30, 2007, other expense of $190 thousand was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $222 thousand partially offset by a foreign currency gain of $32 thousand. During the three months ended September 30, 2006, other income was solely comprised of a foreign currency gain of $3 thousand.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

The Company had net losses of $1.6 million and $659 thousand for the nine months ended September 30, 2007 and 2006, respectively. Results for the nine months ended September 30, 2007 reflected increases in both operating expenses and total revenues when compared with the nine months ended September 30, 2006.

Revenues

Total revenues were $16.5 million and $11.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase was due to increases in (1) operating lease revenue and (2) gains on sales of assets partially offset by a decline in interest income on cash and cash equivalents.

Operating lease revenues were $15.3 million and $10.1 million for the nine months ended September 30, 2007 and 2006, respectively. The $5.2 million increase was primarily due to revenues derived from lease assets purchased since September 30, 2006.

The Company recognized gains on sales of lease assets and early termination of notes of $232 thousand and $7 thousand for the nine months ended September 30, 2007 and 2006, respectively. The gains recognized in 2007 were comprised of $120 thousand gain on sales of lease assets and $112 thousand gain from an early termination of a note receivable. The gain in 2006 was related to sales of lease assets.

The above mentioned increases were partially offset by a $552 thousand decrease in interest earned on cash and cash equivalents, which declined by $14.8 million since September 30, 2006 due to acquisitions of lease assets and distributions paid to the Managing Member and Other Members.

Expenses

Total expenses were $18.0 million and $12.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in total expenses was a result of increases in depreciation, interest expense, cost reimbursements to Managing Member and asset management fees partially offset by a decline in acquisition fees.

Depreciation expense totaled $12.6 million and $8.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in depreciation expense was primarily due to the period over period increase in depreciable lease assets resulting from acquisitions since September 30, 2006. Interest expense totaled $963 thousand and $91 thousand for the nine months ended September 30, 2007 and 2006, respectively. The increase was due to the $23.9 million net increase in borrowings since September 30, 2006.

Cost reimbursed to Managing Member and asset management fees totaled $2.0 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase was primarily a result of the increase in the Company’s asset portfolio.

Offsetting the aforementioned increases in expense was a $206 thousand period over period decline in acquisition expense. The decrease was due to a decline in the volume of assets purchased during the nine months ended September 30, 2007 when compared to the same period in 2006.

Other

During the nine months ended September 30, 2007, other income was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $208 thousand offset, in part, by a foreign currency gain of $99 thousand. During the nine months ended September 30, 2006, other expense was solely comprised of a foreign currency gain of $4 thousand.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-Q as of its fiscal quarter ended June 30, 2007:

•

With regard to improving the timeliness of financial reporting, the Company is current with its regulatory filings since the timely filing of its Form 10-Q for the quarter ended June 30, 2007 and has in place appropriate documentation requirements, procedures and staff to ensure continued timeliness.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission, and we believe that this corrective step has enabled management to conclude that the internal controls over our financial reporting are effective.

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

Date: November 8, 2007

ATEL CAPITAL EQUIPMENT FUND X, LLC

(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant