Form 10-K
period 2007-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2008-03-28
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

State the issuer’s revenues for the most recent fiscal year: $22.9 million.

The number of Limited Liability Company Units outstanding as of February 29, 2008: 13,975,486.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated March 12, 2003, filed pursuant to Rule 424(b) (Commission File No. 333-100452) is hereby incorporated by reference into Part IV hereof.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California in August 2002. The Company was formed for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation. The company may continue until December 31, 2021.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Total gross contributions in the amount of $140.6 million (14,059,136 Units) were received as of December 31, 2007, inclusive of $500 which represented the Initial Member’s capital investment. During the period from Inception through December 31, 2007, rescissions and repurchases totaled $646 thousand (73,650 Units). The offering was terminated on March 11, 2005.

As of December 31, 2007, 13,985,486 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends December 31, 2011, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2007, the amount of such securitized borrowings was $22.0 million.

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

The Company will only purchase equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase.

As of December 31, 2007, the Company had purchased equipment with a total acquisition price of $135.3 million. The Company also had investments in notes receivable of which $7.9 million remained outstanding at December 31, 2007.

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

During 2007 and 2006, certain lessees generated significant portions of the Company’s total lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2007	2006
The Sabine Mining Company	Mining	*	14%
International Paper Co. - Mac	Material Handling	*	11%

*	Less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2007 and the industries to which the assets have been leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Material handling	$50,456	37.30%
Transportation	40,410	29.88%
Mining equipment	26,416	19.53%
Manufacturing	10,657	7.88%
Transportation/rail	3,279	2.42%
Office automation	2,543	1.88%
Construction	937	0.69%
Petro/natural gas	309	0.23%
Logging and lumber	248	0.19%

	$135,255	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$48,737	36.03%
Transportation	39,593	29.27%
Mining	28,181	20.84%
Health care	12,114	8.96%
Lumber & wood	2,570	1.90%
Construction	1,328	0.98%
Other	2,732	2.02%

	$135,255	100.00%

From inception to December 31, 2007, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Office Automation	$2,447	$595	$2,594
Mining	2,000	1,421	1,316
Manufacturing	1,627	1,027	1,117
Material handling	953	320	769
Transportation	484	525	48
Other	87	—	157

	$7,598	$3,888	$6,001

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2007, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company operates in one reportable operating segment in the United States. For further information regarding the Company geographic revenues and assets, see Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 1A.	RISK FACTORS

The operations of the Company are subject to various risks.

The success of the Company will be subject to risks inherent in the equipment leasing business that may adversely affect the ability of the Company to acquire, lease and sell equipment, and to finance its portfolio, on terms which will permit it to generate profitable rates of return for investors. A number of economic conditions and market factors could threaten the Company’s ability to operate profitably. These include:

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

The Manager is subject to certain potential conflicts of interest that could result in the Manager acting in its interest rather than that of the Company. These include potential conflicts relating to the following matters:

•	The Manager engages in other, potentially competing activities

•	The Company may be in competition for investments with prior programs sponsored by the Manager

•	The Company expects to borrow up to 50% of the aggregate cost of its investment portfolio, and this will result in higher Asset Management Fees than if less debt were incurred

•	Agreements between the Company and the Manager and its affiliates are not at arm’s length

•	The Company, the Manager and Unitholders are not represented by separate counsel and

•	The Company may, under certain conditions and restrictions, enter into joint ventures with other programs affiliated with the Manager.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Holders

As of December 31, 2007, a total of 3,229 investors were Unitholders of record in the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

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

The rate for monthly distributions from 2007 operations was $0.0667 per Unit for January through December 2007. The rate for quarterly distributions paid in April, July, October 2007 and January 2008 was $0.20 per Unit.

The rate for monthly distributions from 2006 operations was $0.0667 per Unit for January through December 2006. The rate for quarterly distributions paid in April, July, October 2006 and January 2007 was $0.20 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2007	2006
Net loss per Unit, based on weighted average Units outstanding	$(0.17)	$(0.16)
Return of investment	0.97	0.96

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.80	0.80
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.80	$0.80

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ATEL Capital Equipment Fund X, LLC (the “Company”) is a California limited liability company that was formed in August 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

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

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

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

Borrowings under the financing arrangement as of December 31, 2007 were as follows:

Total available under the financing facility	$75,000
Amount borrowed by the Company under the acquisition facility	(2,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(6,125)

Total remaining available under the acquisition and warehouse facilities	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). There were no borrowings under the warehouse facility at December 31, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1.2 million. The Company and its affiliates pay an annual commitment fee to have access to this line of credit.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2007 ranged from 6.22% to 7.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

At December 31, 2007, the Company had an $80 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Prior to October 17, 2007, the Program amount was $100 million. Under the Program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. The Program expires in July 2014. As more fully described in Note 9 to the financial statements, Receivables funding program, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, the Company had $22.0 million outstanding under the Program as of December 31, 2007. There was no outstanding balance under the Program as of December 31, 2006.

During the years ended December 31, 2007 and 2006, the Company paid program fees, as defined in the receivables funding agreement, totaling $299 thousand and $131 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned, and/or payments received on notes receivable, in new leasing or financing transactions. Such reinvestment will occur only after the payment of all current obligations including debt (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.

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

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation.

If interest rates increase significantly, the rates that the Company can obtain on future leases or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 8 and 9 in the notes to the financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of December 31, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2008, generated from operations in 2007. As of December 31, 2006, cash balances consisted of working capital and amounts reserved for distributions paid in January 2007, generated from operations in 2006.

At December 31, 2007, there were commitments to purchase lease assets totaling approximately $19.4 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through December 2007.

Cash Flows

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities increased by $1.8 million, or 14%, as compared to 2006. The net increase in cash flow was mainly due to the year over year change in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and increased payments received on accounts receivable partially offset by a year over year decline in accounts payable and accrued liabilities, and unearned lease income.

Cash flow benefited from a $4.7 million year over year net improvement in operating results as adjusted for non-cash items, resulting primarily from increased operating lease revenues offset, in part, by increased interest expense. In addition, increased payments received on outstanding lessee receivables combined with receipt of a tax refund improved cash flow by $1.4 million.

The above noted increases in net cash flow were partially offset by decreases of $3.9 million and $396 thousand resulting from a year over year reduction in accounts payable and accrued liabilities, and decline in unearned rents received in 2007 over 2006. The reduction in accounts payable and accrued liabilities was attributable to a $7.4 million related to 2006 equipment purchases paid in 2007.

Investing Activities

Net cash used in investing activities decreased by $24.8 million, or 58%, for the year ended December 31, 2007 as compared to 2006. The net decrease (net increase in cash flow) was mainly due to a reduction in cash used to originate and fund leases and investments in notes receivable, combined with increased proceeds from sales of lease assets and early termination of notes receivable, and increased payments received on notes receivable.

The decline in lease asset purchases and investments in notes receivable benefited cash flow by $21.2 million and was primarily a result of a decline in acquisition phase activity, which declined due to the absence of appropriate investments as defined by the Fund’s Prospectus.

An early termination of a note receivable during 2007 benefited cash flow by $1.7 million during 2007. Likewise, the increase in proceeds from sales of lease assets benefited cash flow by $1.3 million, and was primarily due to an increase in assets under short-term leases that terminated and were subsequently sold.

The increase in payments received on notes receivable improved cash flow by $418 thousand during 2007, as compared to 2006, and was primarily due to a prepayment made by one of the Company’s larger lessees.

Financing Activities

Net cash provided by financing activities increased by $4.7 million during 2007, as compared to 2006. The net increase in cash flow was primarily a result of a $4.5 million year over year increase in net borrowings as the Company utilized its credit facilities to fund lease asset acquisitions.

Results of Operations

On April 9, 2003, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities).

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in future years totaled approximately $110 thousand.

As of December 31, 2007 and 2006, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2007	2006
Transportation	31%	31%
Manufacturing	30%	31%
Mining	17%	19%
Health care	*	11%

*	Less than 10%

During 2007 and 2006, two customers comprised 16% and 25% of the Company’s total revenues from leases, respectively, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
The Sabine Mining Company	Mining	9%	14%
International Paper Co. - Mac	Material Handling	7%	11%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

The Company acquired $21.6 million of equipment on operating leases during 2007. There were no purchases of equipment on direct finance leases during the year. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2007 and 2006:

Utilization of equipment purchased by year	2007	2006
2007	100%	—
2006	100%	100%
2005	100%	100%
2004	100%	100%

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. As discussed above, the Company remains in its acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 36 to 120 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.

2007 vs. 2006

The Company had net losses of $1.5 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. Results for 2007 reflect increases in total operating expenses and other expense, net offset, in part, by an increase in total revenues.

Revenues

Total revenues during 2007 increased by $6.4 million, or 39%, as compared to 2006. The net increase in revenues was mainly a result of increases in operating lease revenue and net gains on sales of assets partially offset by a decline in net gains on sales of securities.

Operating lease revenues during 2007 increased by $6.5 million, or 45%, as compared to 2006. The increase was primarily a result of revenues generated from lease assets purchased since December 31, 2006. The Company purchased in excess of $20 million of lease assets during 2007 and had almost $90 million of net lease assets at December 31, 2007, compared to $87 million at December 31, 2006.

During 2007, net gain on sales of lease assets increased by $458 thousand as compared to 2006. The increase was mainly due to the higher values associated with the types of assets sold during 2007 as compared to 2006. In addition, the Company recognized a $111 thousand net gain related to prepaid notes receivable in 2007. The net gain recognized on prepayments of notes receivable was nominal in 2006.

The above noted increases in revenues were partially offset by a $651 decline in net exercise proceeds from warrants associated with certain notes receivable.

Expenses

Total expenses during 2007 increased by $6.3 million, or 36%, as compared to 2006. The net increase in expenses was primarily due to increases in depreciation and interest expenses of $5.3 million and $1.2 million, respectively.

The increase in depreciation expense was primarily due to the year over year increase in depreciable lease assets resulting from acquisitions since December 31, 2006. The increase in interest expense was attributable to the $14.5 million net increase in borrowings since December 31, 2006.

Other

Other expense, net during 2007 increased by $356 thousand as compared to 2006. The increase was mainly due to an unfavorable fair value adjustment on interest rate swap contracts resulting from the declining interest rate environment.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowances for doubtful accounts and impairment loss reserve on the notes receivable.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are charged off to the allowance as they are deemed uncollectible.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2007 and 2006, there were outstanding balances of $ 2.5 million and $10.0 million, respectively, on the floating rate line of credit and the effective interest rate of the borrowings ranged from 6.22% to 7.25% for 2007 and 6.60% to 8.25% for 2006.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in July 2006. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There was $22.0 million in borrowings under this facility at

December 31, 2007. There were no outstanding borrowings under this facility at December 31, 2006. In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 19 through 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 28, 2008

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
ASSETS
Cash and cash equivalents	$5,951	$5,957
Accounts receivable, net of allowance for doubtful accounts of $43 at December 31, 2007 and $51 at December 31, 2006	1,182	1,472
Notes receivable, net of unearned interest income of $1,441 at December 31, 2007 and $2,228 at December 31, 2006	7,947	10,377
Prepaid expenses and other assets	126	77
Investment in securities, at cost	433	216
Investments in equipment and leases, net of accumulated depreciation of $37,773 at December 31, 2007 and $22,679 at December 31, 2006	89,669	86,833

Total assets	$105,308	$104,932

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$145	$418
Accrued distributions to Other Members	1,314	1,314
Affiliates	146	—
Other	1,872	3,015
Accrued interest payable	48	11
Interest rate swap contracts	464	—
Deposits due lessees	111	119
Acquisition facility obligation	2,500	10,000
Receivables funding program obligation	22,013	—
Unearned operating lease income	1,881	1,597

Total liabilities	30,494	16,474

Commitments and contingencies
Total Members’ capital	74,814	88,458

Total liabilities and Members’ capital	$105,308	$104,932

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	2007	2006
Revenues:
Leasing activities:
Operating leases	$21,006	$14,511
Direct financing leases	78	123
Gain (loss) on sales of assets and early termination of notes	569	(1)
Interest on notes receivable	937	1,035
Gain on sales of securities	93	744
Other interest	164	8
Other	61	64

Total revenues	$22,908	$16,484

Expenses:
Depreciation of operating lease assets	17,292	11,967
Asset management fees to Managing Member	1,145	776
Acquisition expense	688	1,077
Cost reimbursements to Managing Member	1,264	846
Amortization of initial direct costs	365	278
Interest expense	1,393	238
(Recovery of) provision for doubtful accounts	(23)	194
Professional fees	977	1,124
Franchise fees and taxes	11	183
Outside services	777	936
Other	206	145

Total operating expenses	24,095	17,764
Other (expense) income, net	(349)	7

Net loss	$(1,536)	$(1,273)

Net income (loss):
Managing Member	$907	$910
Other Members	(2,443)	(2,183)

	$(1,536)	$(1,273)

Net loss per Limited Liability Company Unit (Other Members)	$(0.17)	$(0.16)
Weighted average number of Units outstanding	13,987,070	14,002,309

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	14,005,986	$102,022	$—	$102,022
Syndication costs allocation adjustment	—	(37)	—	(37)
Repurchase of Units	(18,500)	(141)	—	(141)
Distributions to Other Members ($0.80 per Unit)	—	(11,203)	—	(11,203)
Distributions to Managing Member	—	—	(910)	(910)
Net (loss) income	—	(2,183)	910	(1,273)

Balance December 31, 2006	13,987,486	88,458	—	88,458
Rescissions of capital contributions	(2,000)	(13)	—	(13)
Distributions to Other Members ($0.80 per Unit)	—	(11,188)	—	(11,188)
Distributions to Managing Member	—	—	(907)	(907)
Net (loss) income	—	(2,443)	907	(1,536)

Balance December 31, 2007	13,985,486	$74,814	$—	$74,814

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
Operating activities:
Net loss	$(1,536)	$(1,273)
Adjustment to reconcile net loss to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes	(569)	1
Depreciation of operating lease assets	17,292	11,967
Amortization of initial direct costs	365	278
(Recovery of) provision for doubtful accounts	(23)	194
Change in fair value of interest rate swap contracts	464
Gain on sale of securities	(93)	(8)
Changes in operating assets and liabilities:
Accounts receivable	313	(1,075)
Prepaid and other assets	(49)	(21)
Accounts payable, Managing Member	(273)	(11)
Accounts payable, affiliates	(146)	—
Accounts payable, other	(851)	2,618
Accrued interest payable	37	11
Deposits due lessees	(8)	8
Unearned operating lease income	284	680

Net cash provided by operating activities	15,207	13,369

Investing activities:
Purchases of equipment on operating leases	(21,635)	(40,645)
Proceeds from sales of lease assets	1,539	264
Purchases of equipment on direct financing leases	—	(11)
Payments of initial direct costs	(395)	(568)
Reduction of net investment in direct financing leases	473	549
Proceeds from early termination of note receivable	1,718	—
Notes receivable advances	(2,146)	(4,381)
Payments received on notes receivable	2,952	2,534
Purchase of investment securities	(217)	(141)
Proceeds from sale of investment securities	93	8

Net cash used in investing activities	(17,618)	(42,391)

Financing activities:
Borrowings under acquisition facility	16,500	13,500
Repayments under acquisition facility	(24,000)	(3,500)
Borrowings under receivables funding program	26,461	—
Repayments under receivables funding program	(4,448)	—
Payment of syndication costs to Managing Member	—	(38)
Repurchase of Limited Liability Company Units	—	(141)
Rescissions of capital contributions	(13)	—
Distributions to Other Members	(11,188)	(11,203)
Distributions to Managing Member	(907)	(909)

Net cash provided by (used in) financing activities	2,405	(2,291)

Net decrease in cash and cash equivalents	(6)	(31,313)
Cash and cash equivalents at beginning of year	5,957	37,270

Cash and cash equivalents at end of year	$5,951	$5,957

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,374	$261

Cash paid during the year for taxes	$72	$121

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at yearend	$107	$107

Distributions declared and payable to Other Members at yearend	$1,314	$1,314

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 12, 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2021.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities).

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 73,650 Units ($646 thousand) were rescinded or repurchased by the Company through December 31, 2007.

As of December 31, 2007, 13,985,486 Units were issued and outstanding.

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

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends on December 31, 2011, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement, as amended.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2007 and 2006 and the related statements of operations and changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowances for doubtful accounts and impairment loss reserve on the notes receivable.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2007 and 2006.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are charged off to the allowance as they are deemed uncollectible.

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

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable were $7.9 million and $10.4 million at December 31, 2007 and 2006, respectively.

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

The Company’s chief operating decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2007 and 2006, and long-lived tangible assets as of December 31, 2007 and 2006 (in thousands):

	For the year ended December 31,
	2007	% of Total	2006	% of Total
Revenue
United States	$20,698	90%	$14,984	91%

United Kingdom	1,973	9%	1,240	8%
Canada	237	1%	260	1%

Total International	2,210	10%	1,500	9%

Total	$22,908	100%	$16,484	100%

	As of December 31,
	2007	% of Total	2006	% of Total
Long-lived assets
United States	$83,009	93%	$78,539	91%

United Kingdom	6,660	7%	8,294	9%

Total International	6,660	7%	8,294	9%

Total	$89,669	100%	$86,833	100%

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

The Company records all derivatives as either assets or liabilities in the balance sheet, measures those instruments at fair value and recognizes the offsetting gains or losses as adjustments to net income (loss). The standards further provide criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting for reporting changes in the fair value of the derivative instruments.

Credit exposure from derivative financial instruments that are assets arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized foreign currency gains of $115 thousand $7 thousand for the years ended December 31, 2007 and 2006, respectively, which are included as other income (expense), net in each of the reporting years.

Investment in securities:

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. Such other factors include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At December 31, 2007 and 2006, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2007 and 2006, the related provision for state income taxes was approximately $11 thousand and $183 thousand, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2007 and 2006 (in thousands):

	2007	2006
Financial statement basis of net assets	$74,814	$88,458
Tax basis of net assets (unaudited)	71,538	91,165

Difference	$(3,276)	$2,707

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the net loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31 (in thousands):

	2007	2006
Net income (loss) per financial statements	$(1,536)	$(1,273)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(7,271)	(6,590)
Provision for losses and doubtful accounts	76	194
Adjustments to revenues	1,193	(495)
Other	(70)	—

Net loss per federal tax return (unaudited)	$(7,608)	$(8,164)

Other income (expense), net:

Other income (expense), net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income (expense), net for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Foreign currency gain	$115	$7
Change in fair value of interest rate swap contracts	(464)	—

Total	$(349)	$7

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2007 and 2006, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2007	2006
Transportation	31%	31%
Manufacturing	30%	31%
Mining	17%	19%
Health care	*	11%

*	Less than 10%

During 2007 and 2006, two customers comprised 16% and 25% of the Company’s total revenues from leases, respectively, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
The Sabine Mining Company	Mining	9%	14%
International Paper Co. - Mac	Material Handling	7%	11%

4. Notes receivable net:

The Company has various notes receivable from parties who have financed their purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There were no impaired notes at December 31, 2007. At December 31, 2006, a $144 thousand loss reserve was established for an impaired asset. During 2007, the asset was sold at its net realizable value thereby fully relieving the Company’s lease asset portfolio of the impaired asset and related reserve.

As of December 31, 2007, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2008	$3,180
2009	3,658
2010	839
2011	422
2012	393
Thereafter	870

9,362
Less: portion representing unearned interest income	(1,441)

7,921
Unamortized indirect costs	26

Notes receivable, net	$7,947

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable net (continued):

For the respective years ended December 31, 2007 and 2006, IDC amortization expense related to notes receivable was $35 thousand and $50 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 6) of $330 thousand and $228 thousand, respectively, total IDC amortization expense was $365 thousand and $278 thousand for the years ended December 31, 2007 and 2006, respectively.

5. Provision for credit losses:

The Company’s provision for credit losses are as follows:

	Reserve for Losses and Impairment	Allowance for Doubtful Accounts	Total
Balance December 31, 2005	$—	$—	$—
Provision for credit losses	144	50	194

Balance December 31, 2006	144	50	194
Provision for credit losses	—	76	76
Charge-offs and/or recoveries	(144)	(83)	(227)

Balance December 31, 2007	$—	$43	$43

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2007
Net investment in operating leases	$84,270	$20,591	$(17,292)	$87,569
Net investment in direct financing leases	1,617	(37)	(473)	1,107
Initial direct costs, net of accumulated amortization of $680 at December 31, 2007 and $397 at December 31, 2006	946	377	(330)	993

Total	$86,833	$20,931	$(18,095)	$89,669

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2007 related to asset purchase obligations. There were no such amounts accrued at December 31, 2006.

For the respective years ended December 31, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $330 thousand and $228 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. There were no impairment losses recorded for the years ended December 31, 2007 and 2006.

Depreciation expense on property subject to operating leases and property held for lease or sale was $17.3 million and $12.0 million for the years ended December 31, 2007 and 2006, respectively.

All of the leased property was acquired during the years 2003 through 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance December 31, 2007
Material handling	$20,998	$15,060	$(953)	$35,105
Transportation, rail	17,909	3,279	(12)	21,176
Transportation	18,048	1,195	—	19,243
Mining	18,468	—	—	18,468
Manufacturing	13,526	329	(1,627)	12,228
Construction	9,524	937	—	10,461
Logging and lumber	4,480	248	—	4,728
Aircraft	3,026	—	—	3,026
Petro/natural gas	—	309	—	309
Furniture & fixtures	320	—	—	320
Data processing	650	279	(650)	279

	106,949	21,636	(3,242)	125,343
Less accumulated depreciation	(22,679)	(17,292)	2,197	(37,774)

Total	$84,270	$4,344	$(1,045)	$87,569

The average estimated residual value for assets on operating leases for December 31, 2007 and 2006 was 23% and 22% of the assets’ original cost, respectively.

Direct financing leases:

As of December 31, 2007, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Total minimum lease payments receivable	$890	$1,441
Estimated residual values of leased equipment (unguaranteed)	288	325

Investment in direct financing leases	1,178	1,766
Less unearned income	(71)	(149)

Net investment in direct financing leases	$1,107	$1,617

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

At December 31, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2008	$21,936	$485	$22,421
2009	19,512	401	19,913
2010	13,448	2	13,450
2011	7,531	2	7,533
2012	4,879	—	4,879
2013	2,693	—	2,693
Thereafter	504	—	504

	$70,503	$890	$71,393

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Aircraft	20 - 30
Manufacturing	10 - 20
Material handling	7 - 10
Transportation	7 - 10
Logging & lumber	7 - 10
Construction	7 - 10
Data processing	3 - 5
Furniture & fixtures	3 - 5

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in future years totaled approximately $110 thousand.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Cost reimbursements to Managing Member	$1,264	$846
Asset management fees to Managing Member	1,145	776
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	—	37
Acquisition and initial direct costs paid to Managing Member	1,048	1,413

	$3,457	$3,072

8. Borrowing facilities:

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

Borrowings under the financing arrangement as of December 31, 2007 and 2006 were as follows:

	2007	2006
Total available under the financing facility	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(2,500)	(10,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(6,125)	(16,561)

Total remaining available under the acquisition and warehouse facilities	$66,375	$48,439

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). There were no borrowings under the warehouse facility at December 31, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $1.2 million. The Company and its affiliates pay an annual commitment fee to have access to this line of credit.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities (continued):

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

As of December 31, 2007 and 2006, the Company had $2.5 million and $10.0 million outstanding under the acquisition facility. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings ranged from 6.22% to 7.25% at December 31, 2007 and 6.60% to 8.25% at December 31, 2006. During the fiscal years ended December 31, 2007 and 2006, the weighted average interest rate on borrowings was 5.74% and 7.74%, respectively. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Receivables funding program:

As of December 31, 2007, the Company had an $80 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Prior to October 17, 2007, the Program amount was $100 million. Under the Program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program expires in July 2014.

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

The Company had approximately $22.0 million outstanding under this Program at December 31, 2007. There was no outstanding balance at December 31, 2006. During the years ended December 31, 2007 and 2006, the Company paid program fees, as defined in the receivables funding agreement, totaling $299 thousand and $131 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations.

As of December 31, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $22.0 million based on the difference between nominal rates ranging from of 4.83% to 5.39% and variable rates ranging from 5.57% to 6.19%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity or termination of the debt. Through the swap agreements, the interest rates have been effectively fixed. The interest to be paid or received on the interest rate swap contracts is accrued and is currently recognized as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(expense).

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$9,611	$9,611	$(213)	5.15%
July 2, 2007	7,222	5,910	5,910	(131)	5.39%
September 19, 2007	6,874	6,492	6,492	(120)	4.83%

	$26,461	$22,013	$22,013	$(464)

At December 31, 2007, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Year ending December 31, 2008	$6,825
2009	5,763
2010	4,325
2011	2,809
2012	1,521
Thereafter	770

$22,013

At December 31, 2007, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $22.1 million at their discounted present value.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Receivables funding program:

During the year ended December 31, 2007, the weighted average interest rate on the Program was 5.75%. The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

10. Commitments:

At December 31, 2007, there were commitments to purchase lease asset totaling approximately $19.4 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

12. Members’ capital:

Units issued and outstanding were 13,985,486 and 13,987,486 at December 31, 2007 and 2006, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2007, and 2006. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital (continued):

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2007	2006
Distributions declared	$11,188	$11,203
Weighted average number of Units outstanding	13,987,070	14,002,309

Weighted average distributions per Unit	$0.80	$0.80

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

Cash and cash equivalents, and other accounts:

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2007 and 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Investment securities

The Company’s investment securities are not registered for public sale and are stated at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Borrowings:

Borrowings include the outstanding amounts on the Company’s acquisition facility, receivables funding program and non-recourse debt. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2007 and 2006. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table sets forth the estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 (in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,951	$5,951	$5,957	$5,957
Accounts receivable	1,182	1,182	1,472	1,472
Notes receivable	7,947	7,947	10,377	10,377
Investment securities, at cost	433	433	216	216

Financial liabilities:
Accounts payable and accrued liabilities	3,477	3,477	4,747	4,747
Borrowings	24,513	24,513	10,000	10,000
Interest rate swap contracts	464	464	—	—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the Managing Member, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2007.

The Company is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

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

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and Senior Vice President and General Counsel. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2007 and 2006 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

See Note 7 to the financial statements included in Item 8, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2007 and 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2007	2006
Audit fees	$270	$274
Other	3	—

	$273	$274

Audit Fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007 and 2006

Statements of Changes in Members’ Capital for the years ended December 31, 2007 and 2006

Statements of Cash Flows for the years ended December 31, 2007 and 2006

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

(14.1) Code of Ethics

(31.1) Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(31.2) Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(32.1) Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008

ATEL Capital Equipment Fund X, LLC (Registrant)

By:	ATEL Financial Services, LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 28, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 28, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.