Form 10-Q
period 2008-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2008-08-14
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of July 31, 2008 was 13,975,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,922	$5,951
Accounts receivable, net of allowance for doubtful accounts of $35 at June 30, 2008 and $43 at December 31, 2007	1,913	1,182
Notes receivable, net of unearned interest income of $1,132 at June 30, 2008 and $1,441 at December 31, 2007	6,570	7,947
Prepaid expenses and other assets	63	126
Investment in securities	388	433
Investments in equipment and leases, net of accumulated depreciation of $47,911 at June 30, 2008 and $37,773 at December 31, 2007	107,364	89,669

Total assets	$120,220	$105,308

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$243	$145
Accrued distributions to Other Members	1,313	1,314
Affiliates	—	146
Other	1,171	1,872
Accrued interest payable	74	48
Interest rate swap contracts	369	464
Deposits due lessees	109	111
Acquisition facility obligation	—	2,500
Receivables funding program obligation	47,491	22,013
Unearned operating lease income	1,710	1,881

Total liabilities	52,480	30,494

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	67,740	74,814

Total Members’ capital	67,740	74,814

Total liabilities and Members’ capital	$120,220	$105,308

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$6,419	$5,000	$12,348	$9,891
Direct financing leases	46	20	61	44
Interest on notes receivable	185	244	393	502
Gain on sales of assets and early termination of notes	23	76	23	232
Gain on sales of securities	13	—	27	9
Other interest	49	29	92	72
Other	6	2	12	21

Total revenues	6,741	5,371	12,956	10,771
Expenses:
Depreciation of operating lease assets	5,286	4,156	10,190	8,167
Asset management fees to Managing Member	261	221	515	436
Acquisition expense	418	212	880	420
Cost reimbursements to Managing Member	202	394	541	763
Amortization of initial direct costs	103	88	203	177
Interest expense	632	333	1,113	583
Provision (reversal of provision) for losses and doubtful accounts	20	(83)	43	(19)
Professional fees	164	258	350	711
Franchise fees and taxes	(5)	69	5	69
Outside services	26	189	49	470
Other	94	33	188	91

Total operating expenses	7,201	5,870	14,077	11,868
Other income, net	782	148	157	81

Net income (loss)	$322	$(351)	$(964)	$(1,016)

Net income (loss):
Managing Member	$227	$227	$454	$454
Other Members	95	(578)	(1,418)	(1,470)

	$322	$(351)	$(964)	$(1,016)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.04)	$(0.10)	$(0.11)
Weighted average number of Units outstanding	13,975,486	13,987,486	13,978,343	13,987,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	13,987,486	$88,458	$—	$88,458
Rescissions of capital contributions	(2,000)	(13)	—	(13)
Distributions to Other Members ($0.80 per Unit)	—	(11,188)	—	(11,188)
Distributions to Managing Member	—	—	(907)	(907)
Net (loss) income	—	(2,443)	907	(1,536)

Balance December 31, 2007	13,985,486	74,814	—	74,814
Rescissions of capital contributions	(10,000)	(74)	—	(74)
Syndication costs allocation adjustment	—	8	—	8
Distributions to Other Members ($0.40 per Unit)	—	(5,590)	—	(5,590)
Distributions to Managing Member	—	—	(454)	(454)
Net (loss) income	—	(1,418)	454	(964)

Balance June 30, 2008	13,975,486	$67,740	$—	$67,740

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income (loss)	$322	$(351)	$(964)	$(1,016)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(23)	(76)	(23)	(232)
Depreciation of operating lease assets	5,286	4,156	10,190	8,167
Amortization of initial direct costs	103	88	203	177
Amortization of unearned income on direct finance leases	(46)	(20)	(61)	(44)
Amortization of unearned income on notes receivable	(185)	(248)	(393)	(506)
Provision (reversal of provision) for losses and doubtful accounts	20	(83)	43	(19)
Gain on interest rate swap contracts	(726)	(78)	(95)	(13)
Gain on sale of securities	(13)	—	(27)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(480)	(351)	(774)	(336)
Prepaid expenses and other assets	24	(10)	63	8
Accounts payable, Managing Member	(167)	(173)	98	3
Accounts payable, other	(1,034)	269	(848)	(1,867)
Accrued interest payable	23	16	26	15
Deposits due lessees	—	—	(2)	—
Unearned operating lease income	(32)	12	(171)	(88)

Net cash provided by operating activities	3,072	3,151	7,265	4,240

Investing activities:
Purchases of equipment on operating leases	(11,794)	(3,857)	(22,680)	(10,582)
Purchases of equipment under direct finance leases	(5,491)	—	(5,563)	—
Proceeds from sales of lease assets	304	283	391	1,670
Payments of initial direct costs	(92)	(54)	(154)	(198)
Payments received on direct finance leases	238	145	361	303
Notes receivable advances	(125)	(79)	(250)	(921)
Purchase of investment securities	—	(63)	—	(63)
Proceeds from sale of investment securities	58	—	72	9
Payments received on notes receivable	854	963	1,661	1,952

Net cash used in investing activities	(16,048)	(2,662)	(26,162)	(7,830)

Financing activities:
Borrowings under acquisition facility	6,250	5,000	10,250	10,000
Repayments under acquisition facility	(6,250)	(500)	(12,750)	(13,000)
Borrowings under receivables funding program	15,664	—	31,092	12,365
Repayments under receivables funding program	(3,286)	(885)	(5,614)	(1,388)
Rescissions of capital contributions	—	—	(74)	—
Syndication costs refunded to Managing Member	8	—	8	—
Distributions to Other Members	(2,795)	(2,797)	(5,590)	(5,594)
Distributions to Managing Member	(227)	(227)	(454)	(454)

Net cash provided by financing activities	9,364	591	16,868	1,929

Net (decrease) increase in cash and cash equivalents	(3,612)	1,080	(2,029)	(1,661)
Cash and cash equivalents at beginning of period	7,534	3,216	5,951	5,957

Cash and cash equivalents at end of period	$3,922	$4,296	$3,922	$4,296

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$609	$344	$1,087	$587

Cash paid during the period for taxes	$51	$69	$61	$69

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$106	$107	$106	$107

Distributions declared and payable to Other Members at period-end	$1,313	$1,314	$1,313	$1,314

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 83,650 Units ($720 thousand) were rescinded or repurchased by the Company through June 30, 2008. As of June 30, 2008, 13,975,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease and loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2008 and 2007 and long-lived tangible assets as of June 30, 2008 and December 31, 2007 (in thousands):

	For the six months ended June 30,
	2008	% of Total	2007	% of Total
Revenue:
United States	$11,861	91%	$9,663	90%

United Kingdom	986	8%	986	9%
Canada	109	1%	122	1%

Total International	1,095	9%	1,108	10%

Total	$12,956	100%	$10,771	100%

	As of June 30,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived tangible assets:
United States	$101,499	95%	$83,009	93%

United Kingdom	5,865	5%	6,660	7%

Total International	5,865	5%	6,660	7%

Total	$107,364	100%	$89,669	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized net foreign currency gains of $56 thousand and $70 thousand for the respective three months ended June 30, 2008 and 2007; and net foreign currency gains of $62 thousand and $68 thousand for the respective six months ended June 30, 2008 and 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. Purchased securities in publicly traded borrowers are carried at fair value. See note 11 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 11 for further discussion.

Other income, net:

The Company’s other income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Foreign currency gain	$56	$70	$62	$68
Change in fair value of interest rate swap contracts	726	78	95	13

	$782	$148	$157	$81

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 24 to 120 months and bear interest at rates ranging from 9% to 17%. The notes are secured by the equipment financed. At June 30, 2008, the Company established a $52 thousand reserve for impairment losses related to two notes receivable. There were no impaired notes at December 31, 2007.

As of June 30, 2008, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2008	$1,330
Year ending December 31, 2009	3,451
2010	1,241
2011	452
2012	393
2013	295
Thereafter	575

7,737
Less: portion representing unearned interest income	(1,132)

6,605
Unamortized indirect costs	17
Less: reserve for impairment	(52)

Notes receivable, net	$6,570

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
IDC amortization - notes receivable	$5	$8	$12	$22
IDC amortization - lease assets	98	80	191	155

Total	$103	$88	$203	$177

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$87,569	$22,211	$(10,190)	$99,590
Net investment in direct financing leases	1,107	5,995	(299)	6,803
Assets held for sale or lease, net	—	14	—	14
Initial direct costs, net of accumulated amortization of $847 at June 30, 2008 and $680 at December 31, 2007	993	155	(191)	957

Total	$89,669	$28,375	$(10,680)	$107,364

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2008 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and six months ended June 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $5.3 million and $4.2 million for the respective three months ended June 30, 2008 and 2007; and $10.2 million and $8.2 million for the respective six months ended June 30, 2008 and 2007.

All of the leased property was acquired in years beginning with 2003 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance June 30, 2008
Material handling	$35,105	$—	$6,841	$41,946
Transportation, rail	21,176	10,831	(10,878)	21,129
Transportation, other	19,243	8,486	2,345	30,074
Mining	18,468	624	(2,432)	16,660
Manufacturing	12,228	—	295	12,523
Construction	10,461	824	53	11,338
Logging & lumber	4,728	97	(97)	4,728
Aircraft	3,026	206	(206)	3,026
Furniture & fixtures	320	—	(320)	—
Petro/natural gas	309	—	2,137	2,446
Data processing	279	—	658	937
Other	—	1,613	1,050	2,663

	125,343	22,681	(554)	147,470
Less accumulated depreciation	(37,774)	(10,190)	84	(47,880)

Total	$87,569	$12,491	$(470)	$99,590

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at June 30, 2008 and December 31, 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2008, investment in direct financing leases consists of railcars, manufacturing and material handling equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Total minimum lease payments receivable	$4,137	$890
Estimated residual values of leased equipment (unguaranteed)	3,134	288

Investment in direct financing leases	7,271	1,178
Less unearned income	(468)	(71)

Net investment in direct financing leases	$6,803	$1,107

At June 30, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2008	$14,047	$751	$14,798
Year ending December 31, 2009	23,412	1,408	24,820
2010	17,120	1,008	18,128
2011	10,291	623	10,914
2012	6,962	279	7,241
2013	4,402	68	4,470
Thereafter	2,561	—	2,561

	$78,795	$4,137	$82,932

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Aircraft	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Logging & lumber	7 - 10
Material handling	7 - 10
Petro/natural gas	7 - 10
Transportation, other	7 - 10
Data processing	3 - 5
Furniture & fixtures	3 - 5

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

During the three and six months ended June 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Costs reimbursed to Managing Member and/or affiliates	$202	$394	$541	$763
Asset management fees to Managing Member and/or affiliates	261	221	515	436
Acquisition and initial direct costs paid to Managing Member	478	257	996	608

	$941	$872	$2,052	$1,807

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

As of June 30, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	June 30, 2008	December 31, 2007
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(2,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(3,510)	(6,125)

Total remaining available under the acquisition and warehouse facilities	$71,490	$66,375

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The entire amount of outstanding borrowings under the acquisition facility was repaid by June 30, 2008. During the three and six months ended June 30, 2008, the weighted average interest rate on borrowings were 5.2% and 4.9%, respectively. These rates compare to weighted average interest rates of 6.5% and 6.7% for the respective three and six months ended June 30, 2007. At December 31, 2007, the effective interest rate on borrowings ranged from 6.22% to 7.25%. During the fiscal year ended December 31, 2007, the weighted average interest rate on borrowings was 5.74%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases. The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2008 and December 31, 2007.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

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

The Company had approximately $47.5 million and $22.0 million outstanding under this Program at June 30, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $66 thousand and $78 thousand, respectively. During the six months ended June 30, 2008 and 2007, such fees totaled $128 thousand and $155 thousand, respectively. The program fees are included in interest expense in the Company’s statement of operations.

As of June 30, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $47.5 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 2.48% to 4.95% under the Program. As of December 31, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $22.0 million based on the difference between nominal rates ranging from 4.83% to 5.39% and variable rates that ranged from 5.57% to 6.19% under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2008	Notional Balance June 30, 2008	Swap Value June 30, 2008	Payment Rate on Interest Swap Agreement
January 16, 2007	$12,365	$8,191	$8,191	$(218)	5.15%
July 2, 2007	7,222	4,626	4,626	(127)	5.39%
September 19, 2007	6,874	5,718	5,718	(131)	4.83%
January 15, 2008	10,018	8,411	8,411	(3)	3.58%
March 27, 2008	5,410	5,201	5,201	102	3.21%
May 16, 2008	10,194	10,031	10,031	8	3.69%
May 28, 2008	5,470	5,313	5,313	—	3.49%

	$57,553	$47,491	$47,491	$(369)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate on Interest Swap Agreement
January 16, 2007	$12,365	$9,611	$9,611	$(213)	5.15%
July 2, 2007	7,222	5,910	5,910	(131)	5.39%
September 19, 2007	6,874	6,492	6,492	(120)	4.83%

	$26,461	$22,013	$22,013	$(464)

At June 30, 2008, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Six Months Ending December 31, 2008	$7,575
Year ending December 31, 2009	14,135
2010	11,258
2011	6,857
2012	4,358
2013	2,528
Thereafter	780

$47,491

At June 30, 2008, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $47.9 million at their discounted present value.

The weighted average interest rate on the Program was 4.0% and 8.4% during the respective three months ended June 30, 2008 and 2007; and 4.5% and 8.4% during the respective six months ended June 30, 2008 and 2007.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

On May 15, 2008 the Company provided its lender 30 day notice of acceleration of the expiration of the borrowing period under the Receivables Funding Agreement (the “RFA”) to June 15, 2008.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

On June 25, 2008 the Company and its lender executed Amendment No. 3 to the RFA. Under this amendment the parties changed their agreement regarding a concentration limitation threshold. This was as a result of a one-notch ratings downgrade of an investment grade lessee by one of the two national rating agencies. In addition, the Company agreed, in conjunction with the finalization of this amendment, to substitute other qualifying lessees for the above-referenced lessee in the RFA pool.

8. Commitments:

At June 30, 2008, there were commitments to purchase lease assets totaling approximately $14.0 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

10. Member’s capital:

Units issued and outstanding were 13,975,486 and 13,985,486 at June 30, 2008 and December 31, 2007, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10. Member’s capital (continued):

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Distributions declared	$2,795	$2,797	$5,590	$5,594
Weighted average number of Units outstanding	13,975,486	13,987,486	13,978,343	13,987,486

Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

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

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At June 30, 2008, the carrying value of purchased securities approximates fair value.

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

Warrants on shares of borrowers who are in S-1 registration are classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At June 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Interest rate swaps

The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Significant market inputs can be validated through external sources, including brokers, market transactions and third-party pricing services. These instruments fall within Level 2. At June 30, 2008 and December 31, 2007, the value of the Company’s interest rate swap contracts were $369 thousand and $464 thousand, respectively, and were recorded as liabilities on the Company’s balance sheet.

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

The primary source of liquidity for the Company is its cash flow from leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in remarketing or selling the equipment as it comes off rental.

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

Borrowings under the financing arrangement as of June 30, 2008 were as follows:

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(3,510)

Total remaining available under the acquisition and warehouse facilities	$71,490

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. There were no borrowings under the acquisition facility at June 30, 2008.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). There were no borrowings under the warehouse facility at June 30, 2008. The Company and its affiliates pay an annual commitment fee to have access to this line of credit.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

In July 2006, the Company established a receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. The Program amount is currently $80 million. Prior to October 17, 2007, the Program amount was $100 million. Under the Program, the lenders would receive liens against the Company’s assets. Under the terms of the Program, the lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The Program expires in July 2014. As more fully described in Note 7 to the financial statements, Receivables funding program, as set forth in Item 1, Financial Statements, the Company had $47.5 million outstanding under the Program as of June 30, 2008.

On May 15, 2008 the Company provided its lender 30 day notice of acceleration of the expiration of the borrowing period under the Receivables Funding Agreement (the “RFA”) to June 15, 2008.

On June 25, 2008 the Company and its lender executed Amendment No. 3 to the RFA. Under this amendment the parties changed their agreement regarding a concentration limitation threshold. This was as a result of a one-notch ratings downgrade of an investment grade lessee by one of the two national rating agencies. In addition, the Company agreed, in conjunction with the finalization of this amendment, to substitute other qualifying lessees for the above-referenced lessee in the RFA pool.

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

As of June 30, 2008, cash balances consisted of working capital and amounts reserved for distributions to be paid in July 2008.

At June 30, 2008, there were commitments to purchase lease assets totaling approximately $14.0 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to quarter-end.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. Additional distributions have been consistently made through June 2008.

Cash Flows

The three months ended June 30, 2008 versus the three months ended June 30, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities during the second quarter of 2008 decreased by $79 thousand as compared to the second quarter of 2007. The net decrease in cash flow was mainly due to increased payments made against accounts payable and accrued liabilities, and increased levels of accounts receivable offset, in part, by a period over period increase in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $1.3 million and was attributable to settlements of prior period accruals related to lease assets purchases during the current quarter. The increased levels of accounts receivable further reduced cash by $129 thousand and was primarily attributable to the funding and deployment of newly purchased lease assets.

The above noted decreases in cash flow were partially offset by an increase of $1.4 million due primarily to the period over period net improvement in operating results, as adjusted for non-cash items, resulting primarily from increased operating lease revenues.

Investing Activities

Net cash used in investing activities during the second quarter of 2008 increased by $13.4 million as compared to the second quarter of 2007. The net increase (net decrease in cash flow) was mainly due to a $13.4 million increase in purchased lease assets and a $109 thousand decrease in payments received on notes receivable.

The increase in lease asset purchases was primarily due to an increase in acquisition phase activity resulting from increased origination and funding of appropriate lease investments as defined by the Fund’s Prospectus.

The decrease in payments on notes receivable was attributable to run-off and early termination of certain notes.

Financing Activities

Net cash provided by financing activities during the second quarter of 2008 increased by $8.8 million, as compared to the second quarter of 2007, due primarily to a $16.9 million increase in borrowings made against the Company’s credit facilities partially offset by an $8.2 million increase in repayments.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

Operating Activities

Net cash provided by operating activities during the first six months of 2008 increased by $3.0 million as compared to the first six months of 2007. The net increase in cash flow was mainly due to a period over period increase in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and a reduction in payments made against accounts payable and accrued liabilities offset, in part, by increased levels of accounts receivable.

The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $2.4 million and was primarily a result of increased operating lease revenues.

The reduction in payments made against accounts payable further improved cash flow by $1.1 million. The net decrease was primarily attributable to lower first quarter 2008 payments, when compared to first quarter 2007, as the first quarter 2007 activity included payments for 2006 equipment purchases, partially offset by higher second quarter 2008 payments as previously discussed.

The aforementioned increases in cash flow were partially offset by a decrease of $438 thousand resulting from increased levels of accounts receivable. The increase in accounts receivable was attributable to the funding and deployment of newly purchased lease assets.

Investing Activities

Net cash used in investing activities during the first six months of 2008 increased by $18.3 million as compared to the first six months of 2007. The net increase (net decrease in cash flow) was mainly due to a $17.7 million increase in purchased lease assets, a $1.3 million decline in proceeds from sales of lease assets and early termination of notes receivable, and a $291 thousand decrease in payments received on notes receivable. The aforementioned decreases in cash were partially offset by a $671 thousand increase resulting from a reduction in funding of investments in notes receivable.

The increase in lease asset purchases was primarily due to an increase in acquisition phase activity resulting from increased origination and funding of appropriate lease investments as defined by the Fund’s Prospectus.

Proceeds from sales of lease assets and early termination of notes declined due to a first quarter 2007 early termination of a note receivable which benefited year-to-date 2007 cash flow by $1.4 million. The decrease in payments on notes receivable was attributable to run-off and early termination of the notes.

Partly offsetting the aforementioned decreases in cash was an increase of $671 thousand resulting from the period over period decline in funding of investments in notes receivable, which declined primarily due to a weaker borrower demand and the absence of appropriate investments as defined by the Fund’s Prospectus.

Financing Activities

Net cash provided by financing activities during the first six months of 2008 increased by $14.9 million, as compared to the first six months of 2007, due primarily to a $19.0 million increase in borrowings made against the Company’s credit facilities offset, in part, by a $4.0 million net increase in repayments.

Results of Operations

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Company had net income of $322 thousand for the second quarter of 2008 compared to a net loss of $351 thousand for the second quarter of 2007, an improvement of $673 thousand or 192%. Results for the second quarter of 2008 reflect increases in total revenues and other income, net offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the second quarter of 2008 increased by $1.4 million, or 26%, as compared to the second quarter of 2007. The net increase in revenues was mainly a result of an increase in operating lease revenue offset by a decrease in interest income on the notes receivable, and gains recognized on sales of assets and early termination of notes.

Operating lease revenues during the second quarter of 2008 increased by $1.4 million, or 28%, as compared to the second quarter of 2007, as a result of revenues generated from approximately $34 million of lease assets purchased since June 30, 2007.

Interest on notes receivable decreased by $59 thousand primarily due to the $2.1 million period over period decrease in notes receivable balances, due primarily to run-off and early termination of the notes. Net gains on the sales of assets and early termination of notes declined by $53 thousand primarily due to the period over period decline in prepayments of notes receivable.

Expenses

Total expenses during the second quarter of 2008 increased by $1.3 million, or 23%, as compared to the second quarter of 2007. The net rise in expenses was primarily due to increases in depreciation, interest and acquisition expenses offset, in part, by deceases in costs reimbursed to AFS, outside services expense, professional fees and state franchise and income tax expense.

The increase in depreciation expense totaled $1.1 million and was primarily due to the period over period increase in depreciable lease assets resulting from acquisitions since June 30, 2007. The increase in interest expense totaled $299 thousand and was primarily due to an increase in net borrowings of approximately $29.5 million since June 30, 2007. The increase in acquisition expense totaled $206 thousand and was primarily due to the $33.7 million increase in purchased lease assets since June 30, 2007.

Partly offsetting the above mentioned increases in expenses were decreases of $192 thousand, $163 thousand, $94 thousand and $74 thousand in costs reimbursed to AFS, outside services expense, professional fees and state franchise fees and taxes, respectively. Costs reimbursed to AFS decreased due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The decreases in outside services expense and professional expense were a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007; and the decrease in state franchise fees and tax expense was primarily due to a drop in current year estimated tax liability and payments when compared to prior year.

Other

Other income, net for the second quarter of 2008 increased by $634 thousand as compared to the second quarter of 2007. The increase was attributable to a favorable fair value adjustment on interest rate swap contracts resulting from a period over period increase in interest rate.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

The Company had net losses of $964 thousand and $1.0 million for the first six months of 2008 and 2007, respectively. Results for the first six months of 2008 reflect increases in total revenues and other income, net offset, in part by an increase in total operating expenses.

Revenues

Total revenues for the first six months of 2008 increased by $2.2 million, or 20%, as compared to the first six months of 2007. The net increase in revenues was mainly a result of a period over period growth in operating lease revenue offset by a decline in gains on sales of assets and early termination of notes, and interest on notes receivable.

Operating lease revenues during the first six months of 2008 increased by $2.5 million, or 25%, as compared to the first six months of 2007, as a result of revenues generated from lease assets purchased since June 30, 2007.

Net gains recognized on the sales of assets and early termination of notes declined by $209 thousand primarily due to the period over period decline in prepayments of notes receivable; and interest on notes receivable decreased by $109 thousand primarily due to the lower notes receivable balances, due primarily to run-off and early termination of the notes.

Expenses

Total expenses during the first six months of 2008 increased by $2.2 million, or 19%, as compared to the first six months of 2007. The net increase in operating expenses was primarily due to increased depreciation, interest and acquisition expenses offset, in part, by decreased outside services expense, professional fees and costs reimbursed to AFS and outside services expense.

The increase in depreciation expense totaled $2.0 million and was primarily due to the increase in depreciable lease assets resulting from acquisitions since June 30, 2007. The increase in interest expense totaled $530 thousand and was primarily due to an increase in net borrowings of approximately $29.5 million since June 30, 2007; and the increase in acquisition expense totaled $460 thousand and was primarily due to the increase in lease assets acquired since June 30, 2007.

Partly offsetting the above mentioned increases in expenses were decreases of $421 thousand, $361 thousand and $222 thousand in outside services expense, professional fees and costs reimbursed to AFS, respectively. The decreases in outside services expense and professional expense were a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007; and the decrease in state franchise fees and tax expense was primarily due to a drop in current year estimated tax liability and payments when compared to prior year. Costs reimbursed to AFS decreased due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund.

Other

Other income, net for the first six months of 2008 increased by $76 thousand as compared to the first six months of 2007. The increase was mainly due to a favorable fair value adjustment on interest rate swap contracts resulting from a period over period increase in interest rates.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2008

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