Form 10-Q
period 2008-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2008-11-13
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

The number of Limited Liability Company Units outstanding as of October 31, 2008 was 13,975,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$5,455	$5,951
Accounts receivable, net of allowance for doubtful accounts of $56 at September 30, 2008 and $43 at December 31, 2007	873	1,182
Notes receivable, net of unearned interest income and allowance for credit losses of $1,005 at September 30, 2008 and $1,441 at December 31, 2007	5,758	7,947
Prepaid expenses and other assets	148	126
Investment in securities	346	433
Investments in equipment and leases, net of accumulated depreciation of $50,327 at September 30, 2008 and $37,773 at December 31, 2007	104,609	89,669

Total assets	$117,189	$105,308

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$24	$145
Accrued distributions to Other Members	1,313	1,314
Affiliates	—	146
Other	1,176	1,872
Accrued interest payable	64	48
Interest rate swap contracts	382	464
Deposits due lessees	109	111
Acquisition facility obligation	3,500	2,500
Receivables funding program obligation	43,879	22,013
Unearned operating lease income	2,056	1,881

Total liabilities	52,503	30,494

Commitments and contingencies
Total Members’ capital	64,686	74,814

Total liabilities and Members’ capital	$117,189	$105,308

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$6,634	$5,411	$18,982	$15,302
Direct financing leases	56	18	117	62
Interest on notes receivable	147	220	540	722
Gain on sales of assets and early termination of notes	479	—	502	232
Gain on sales of securities	—	—	27	9
Other interest	24	54	116	126
Other	36	23	48	44

Total revenues	7,376	5,726	20,332	16,497

Expenses:
Depreciation of operating lease assets	5,482	4,388	15,672	12,555
Asset management fees to Managing Member	441	397	956	833
Acquisition expense	293	226	1,173	646
Cost reimbursements to Managing Member	208	401	749	1,164
Amortization of initial direct costs	106	91	309	268
Interest expense	641	380	1,754	963
Provision for doubtful accounts	31	(13)	74	(32)
Professional fees	13	90	363	801
Franchise fees and taxes	—	2	5	71
Outside services	50	160	99	630
Other	39	47	227	138

Total operating expenses	7,304	6,169	21,381	18,037
Other (expense) income, net	(105)	(190)	52	(109)

Net loss	$(33)	$(633)	$(997)	$(1,649)

Net income (loss):
Managing Member	$226	$226	$680	$680
Other Members	(259)	(859)	(1,677)	(2,329)

	$(33)	$(633)	$(997)	$(1,649)

Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.06)	$(0.12)	$(0.17)
Weighted average number of Units outstanding	13,975,486	13,987,486	13,977,384	13,987,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	13,987,486	$88,458	$—	$88,458
Rescissions of capital contributions	(2,000)	(13)	—	(13)
Distributions to Other Members ($0.80 per Unit)	—	(11,188)	—	(11,188)
Distributions to Managing Member	—	—	(907)	(907)
Net (loss) income	—	(2,443)	907	(1,536)

Balance December 31, 2007	13,985,486	74,814	—	74,814
Syndication costs allocation adjustment	—	8	—	8
Rescissions of capital contributions	(10,000)	(74)	—	(74)
Distributions to Other Members ($0.60 per Unit)	—	(8,385)	—	(8,385)
Distributions to Managing Member	—	—	(680)	(680)
Net (loss) income	—	(1,677)	680	(997)

Balance September 30, 2008	13,975,486	$64,686	$—	$64,686

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating activities:
Net loss	$(33)	$(633)	$(997)	$(1,649)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(479)	—	(502)	(232)
Depreciation of operating lease assets	5,482	4,388	15,672	12,555
Amortization of initial direct costs	106	91	309	268
Amortization of unearned income on direct finance leases	(56)	(18)	(117)	(62)
Amortization of unearned income on notes receivable	(147)	(220)	(540)	(722)
Provision for losses on notes receivable	9	—	61	—
Provision for (reversal of) losses and doubtful accounts	22	(13)	13	(32)
Change in fair value of interest rate swap contracts	14	222	(82)	208
Gain on sale of securities	—	—	(27)	(9)
Changes in operating assets and liabilities:
Accounts receivable	1,018	1,246	296	910
Prepaid expenses and other assets	(85)	(104)	(22)	(96)
Accounts payable, Managing Member	(219)	(256)	(121)	(253)
Accounts payable, accrued distributions to Other Members	(1)	—	(1)	—
Accounts payable, other	5	(280)	(842)	(2,146)
Accrued interest payable	(10)	28	16	43
Deposits due lessees	—	(5)	(2)	(5)
Unearned operating lease income	346	214	175	126

Net cash provided by operating activities	5,972	4,660	13,289	8,904

Investing activities:
Purchases of equipment on operating leases	(3,053)	(7,055)	(25,733)	(17,637)
Purchases of equipment under direct finance leases	(428)	—	(5,991)	—
Proceeds from sales of lease assets	1,380	344	1,771	2,014
Payments of initial direct costs	(136)	(99)	(290)	(297)
Payments received on direct finance leases	205	127	566	430
Notes receivable advances	—	(325)	(250)	(1,246)
Payments received on notes receivable	684	996	2,293	2,944
Purchase of investment securities	—	(62)	—	(125)
Proceeds from sale of investment securities	42	—	114	9

Net cash used in investing activities	(1,306)	(6,074)	(27,520)	(13,908)

Financing activities:
Borrowings under acquisition facility	5,000	4,000	15,250	14,000
Repayments under acquisition facility	(1,500)	(11,000)	(14,250)	(24,000)
Borrowings under receivables funding program	—	14,096	31,092	26,461
Repayments under receivables funding program	(3,612)	(1,127)	(9,226)	(2,515)
Syndication costs refunded to Managing Member	—	—	8	—
Limited Liability Company Units repurchased or rescinded	—	—	(74)	—
Distributions to Other Members	(2,795)	(2,798)	(8,385)	(8,392)
Distributions to Managing Member	(226)	(226)	(680)	(680)

Net cash (used in) provided by financing activities	(3,133)	2,945	13,735	4,874

Net increase (decrease) in cash and cash equivalents	1,533	1,531	(496)	(130)
Cash and cash equivalents at beginning of period	3,922	4,296	5,951	5,957

Cash and cash equivalents at end of period	$5,455	$5,827	$5,455	$5,827

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$651	$352	$1,738	$939

Cash paid during the period for taxes	$2	$2	$63	$71

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$106	$107	$106	$107

Distributions declared and payable to Other Members at period-end	$1,313	$1,314	$1,313	$1,314

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 83,650 Units ($720 thousand) were rescinded or repurchased by the Company through September 30, 2008. As of September 30, 2008, 13,975,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net loss.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2008 and 2007 and long-lived tangible assets as of September 30, 2008 and December 31, 2007 (in thousands):

	For the nine months ended September 30,
	2008	% of Total	2007	% of Total
Revenue
United States	$18,691	92%	$14,837	90%

United Kingdom	1,480	7%	1,480	9%
Canada	161	1%	180	1%

Total International	1,641	8%	1,660	10%

Total	$20,332	100%	$16,497	100%

	As of September 30,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$100,940	96%	$83,009	93%

United Kingdom	3,669	4%	6,660	7%

Total International	3,669	4%	6,660	7%

Total	$104,609	100%	$89,669	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income (expense), net in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized net foreign currency losses of $92 thousand and net foreign currency gains of $32 thousand for the respective three months ended September 30, 2008 and 2007; and net foreign currency losses of $30 thousand and net foreign currency gains of $99 thousand for the respective nine months ended September 30, 2008 and 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Purchased securities in publicly traded borrowers are carried at fair value. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. See note 11 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 11 for further discussion.

Other income (expense), net:

The Company’s other income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Foreign currency (loss) gain	$(92)	$32	$(30)	$99
Change in fair value of interest rate swap contracts	(13)	(222)	82	(208)

Total	$(105)	$(190)	$52	$(109)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 24 to 120 months and bear interest at rates ranging from 9% to 17%. The notes are secured by the equipment financed. At September 30, 2008, the Company established a $61 thousand reserve for impairment losses related to two notes receivable. There were no impaired notes at December 31, 2007.

As of September 30, 2008, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2008	$599
Year ending December 31, 2009	3,337
2010	1,127
2011	424
2012	393
2013	295
Thereafter	575

6,750
Less: portion representing unearned interest income	(944)

5,806
Unamortized indirect costs	13
Less: allowance for credit losses	(61)

Notes receivable, net	$5,758

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three months ended Septemeber 30,		Nine months ended September 30,
	2008	2007	2008	2007
IDC amortization - notes receivable	$3	$7	$15	$29
IDC amortization - lease assets	103	84	294	239

Total	$106	$91	$309	$268

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$87,569	$25,036	$(15,671)	$96,934
Net investment in direct financing leases	1,107	5,995	(447)	6,655
Assets held for sale or lease, net	—	34	(1)	33
Initial direct costs, net of accumulated amortization of $858 at September 30, 2008 and $680 at December 31, 2007	993	288	(294)	987

Total	$89,669	$31,353	$(16,413)	$104,609

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2008 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and nine months ended September 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $5.5 million and $4.4 million for the respective three months ended September 30, 2008 and 2007; and $15.7 million and $12.6 million for the respective nine months ended September 30, 2008 and 2007.

All of the leased property was acquired in years beginning with 2003 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Material handling	$35,105	$10,433	$(5,023)	$40,515
Transportation, rail	21,176	975	(144)	22,007
Transportation, other	19,243	10,831	—	30,074
Mining	18,468	—	(1,808)	16,660
Manufacturing	12,228	624	(329)	12,523
Construction	10,461	433	670	11,564
Logging & lumber	4,728	—	—	4,728
Aircraft	3,026	—	—	3,026
Petro/natural gas	309	—	2,137	2,446
Furniture & fixtures	320	—	(320)	—
Data processing	279	824	(166)	937
Other	—	1,613	1,051	2,664

	125,343	25,733	(3,932)	147,144
Less accumulated depreciation	(37,774)	(15,671)	3,235	(50,210)

Total	$87,569	$10,062	$(697)	$96,934

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at September 30, 2008 and December 31, 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of September 30, 2008, investment in direct financing leases consists of railcars, manufacturing and material handling equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Total minimum lease payments receivable	$3,932	$890
Estimated residual values of leased equipment (unguaranteed)	3,135	288

Investment in direct financing leases	7,067	1,178
Less unearned income	(412)	(71)

Net investment in direct financing leases	$6,655	$1,107

At September 30, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2008	$6,364	$546	$6,910
Year ending December 31, 2009	24,261	1,408	25,669
2010	17,912	1,008	18,920
2011	10,812	623	11,435
2012	7,264	279	7,543
2013	4,504	68	4,572
Thereafter	2,561	—	2,561

	$73,678	$3,932	$77,610

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services; equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

During the three and nine months ended September 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Costs reimbursed to Managing Member and/or affiliates	$208	$401	$749	$1,164
Asset management fees to Managing Member and/or affiliates	441	397	956	833
Acquisition and initial direct costs paid to Managing Member	420	306	1,416	914

	$1,069	$1,104	$3,121	$2,911

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is for $75 million and expires in June 2009. Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

As of September 30, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	September 30, 2008	December 31, 2007
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(3,500)	(2,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(3,235)	(6,125)

Total remaining available under the acquisition and warehouse facilities	$68,265	$66,375

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. At September 30, 2008, the Company had borrowings of $3.5 million with an effective interest rate that ranged from 3.74% to 4.44%. During the three and nine months ended September 30, 2008, the weighted average interest rate on borrowings were 4.36% and 4.74%, respectively. These rates compare to weighted average interest rates of 7.26% and 6.82% for the respective three and nine months ended September 30, 2007. At December 31, 2007, the effective interest rate on borrowings ranged from 6.22% to 7.25%. During the fiscal year ended December 31, 2007, the weighted average interest rate on borrowings was 5.74%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases. The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2008 and December 31, 2007.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

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

The Company had approximately $43.9 million and $22.0 million outstanding under this Program at September 30, 2008 and December 31, 2007, respectively. During the three months ended September 30, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $47 thousand and $78 thousand, respectively. During the nine months ended September 30, 2008 and 2007, such fees totaled $175 thousand and $233 thousand, respectively. The program fees are included as a component of interest expense in the Company’s statement of operations.

As of September 30, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $43.9 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 2.46% to 4.95% under the Program. As of December 31, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $22.0 million based on the difference between nominal rates ranging from 4.83% to 5.39% and variable rates that ranged from 5.57% to 6.19% under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2008	Notional Balance September 30, 2008	Swap Value September 30, 2008	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$7,687	$7,687	$(195)	5.15%
July 2, 2007	7,222	4,017	4,017	(108)	5.39%
September 19, 2007	6,874	5,338	5,338	(128)	4.83%
January 15, 2008	10,018	7,614	7,614	(8)	3.58%
March 27, 2008	5,410	4,997	4,997	(14)	3.21%
May 16, 2008	10,194	9,430	9,430	73	3.69%
May 28, 2008	5,470	4,796	4,796	(2)	3.49%

	$57,553	$43,879	$43,879	$(382)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$9,611	$9,611	$(213)	5.15%
July 2, 2007	7,222	5,910	5,910	(131)	5.39%
September 19, 2007	6,874	6,492	6,492	(120)	4.83%

	$26,461	$22,013	$22,013	$(464)

At September 30, 2008, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Three months ending December 31, 2008	$3,963
Year ending December 31, 2009	14,135
2010	11,258
2011	6,857
2012	4,358
2013	2,528
Thereafter	780

$43,879

At September 30, 2008, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $44.4 million at their discounted present value.

The weighted average interest rate on the Program was 5.33% and 7.54% during the respective three months ended September 30, 2008 and 2007; and 5.70% and 7.50% during the respective nine months ended September 30, 2008 and 2007.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

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

8. Commitments:

At September 30, 2008, there were commitments to purchase lease assets totaling approximately $12.0 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

10. Member’s capital:

Units issued and outstanding were 13,975,486 and 13,985,486 at September 30, 2008 and December 31, 2007, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Distributions declared	$2,795	$2,798	$8,385	$8,392
Weighted average number of Units outstanding	13,975,486	13,987,486	13,977,384	13,987,486

Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

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

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008, the carrying value of purchased securities approximates fair value.

Warrants

Warrants owned by the Company are generally not registered for public sale. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and conditions of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Warrants on shares of borrowers who are in S-1 registration are classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Interest rate swaps

The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Significant market inputs can be validated through external sources, including brokers, market transactions and third-party pricing services. These instruments fall within Level 2. At September 30, 2008 and December 31, 2007, the value of the Company’s interest rate swap contracts were $382 thousand and $464 thousand, respectively, and were recorded as liabilities on the Company’s balance sheet.

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

The Company participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is for $75 million and expires in June 2009. Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

Borrowings under the financing arrangement as of September 30, 2008 were as follows:

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(3,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(3,235)

Total remaining available under the acquisition and warehouse facilities	$68,265

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. At September 30, 2008, the Company had borrowings of $3.5 million with an effective interest rate that ranged from 3.74% to 4.44%. During the three and nine months ended September 30, 2008, the weighted average interest rate on borrowings were 4.36% and 4.74%, respectively. These rates compare to weighted average interest rates of 7.26% and 6.82% for the respective three and nine months ended September 30, 2007.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). There were no borrowings under the warehouse facility at September 30, 2008. The Company and its affiliates pay an annual commitment fee to have access to this line of credit.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

In July 2006, the Company established a receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. The Program amount is currently $80 million. Under the Program, the lenders would receive liens against the Company’s assets. Under the terms of the Program, the lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The Program expires in July 2014. As more fully described in Note 7 to the financial statements, Receivables funding program, as set forth in Item 1, Financial Statements, the Company had $43.9 million outstanding under the Program as of September 30, 2008.

As of September 30, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $43.9 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 2.46% to 4.95% under the Program. At September 30, 2008, the fair value of the interest rate swaps totaled $382 thousand and was recorded as a liability on the balance sheet. Net changes in unrealized gain/loss are included in the statement of operations in other income or expense, net.

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

AFS expects that aggregate borrowings in the future will approximate 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of September 30, 2008, cash balances consisted of working capital and amounts reserved for distributions to be paid in October 2008.

At September 30, 2008, there were commitments to purchase lease assets totaling approximately $12.0 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to quarter-end.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. Additional distributions have been consistently made through September 2008.

Cash Flows

The three months ended September 30, 2008 versus the three months ended September 30, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities during the third quarter of 2008 increased by $1.3 million as compared to the third quarter of 2007. The net increase in cash flow was mainly due to a period over period increase in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, combined with increases in accounts payable and accrued liabilities, and unearned lease income. Partially offsetting the aforementioned increases in cash flow was a decrease resulting from increased levels of accounts receivable.

The net growth in operating results, as adjusted for non-cash items, improved cash flow by $1.1 million and was mainly attributable to increased operating lease revenues. The increases in accounts payable and accrued liabilities, and unearned lease income further improved cash flow by $283 thousand and $132 thousand, respectively. The rise in accounts payable and accrued liabilities was largely attributable to unapplied lessee payments at the end of the third quarter of 2008 and increased accrued sales taxes. The increase in unearned lease income was largely a result of a period over period increase in prepaid rents.

The above noted increases in cash flow were partially offset by a decrease of $228 thousand resulting from the increased levels of accounts receivable which was mainly attributable to the funding and deployment of newly purchased assets.

Investing Activities

Net cash used in investing activities during the third quarter of 2008 decreased by $4.8 million as compared to the third quarter of 2007. The net decrease in cash used (net increase in cash flow) was mainly due to a $3.6 million net decline in purchased lease assets, a $1.0 million increase in proceeds from sales of lease assets and a $387 thousand reduction in funding of investments in notes receivable and purchases of investment securities. The aforementioned increases in cash were partially offset by a $312 thousand decline in payments received on notes receivable.

The decrease in lease asset purchases was primarily due to a quarter over quarter decline in acquisition phase activity. The increase in proceeds from sales of lease assets was largely attributable to the higher volume of assets sold during the third quarter of 2008 versus the prior year period; and the reduction in funding of investments in notes receivable and purchases of investment securities declined due to a weaker borrower demand and the absence of appropriate investments as defined by the Fund’s Prospectus.

The decrease in payments on notes receivable was attributable to run-off and early termination of certain notes.

Financing Activities

Net cash provided by financing activities during the third quarter of 2008 decreased by $6.1 million, as compared to the third quarter of 2007, due primarily to a $13.1 million decline in proceeds from borrowings made against the Company’s credit facilities partially offset by a $7.0 million decrease in repayments.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Operating Activities

Net cash provided by operating activities during the first nine months of 2008 increased by $4.4 million as compared to the prior year period. The net increase in cash flow was mainly due to a period over period increase in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and a reduction in payments made against accounts payable and accrued liabilities offset, in part, by increased levels of accounts receivable.

The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $3.5 million and was primarily a result of an increase in operating lease revenues combined with decreases in the following expenses: outside services expense, professional fees and costs reimbursed to AFS.

The reduction in payments made against accounts payable further improved cash flow by $1.4 million. The net decrease was primarily attributable to lower year-to-date 2008 payments, as the 2007 activity included payments for 2006 equipment purchases.

The aforementioned increases in cash flow were partially offset by a decrease of $614 thousand resulting from increased levels of accounts receivable. The increase in accounts receivable was attributable to the funding and deployment of newly purchased lease assets.

Investing Activities

Net cash used in investing activities during the first nine months of 2008 increased by $13.6 million as compared to the prior year period. The net increase in cash used (net decrease in cash flow) was mainly due to a $14.1 million increase in purchased lease assets, a $651 thousand decrease in payments received on notes receivable and a $243 thousand decline in proceeds from sales of lease assets and early termination of notes receivable. The aforementioned decreases in cash were partially offset by increases of $1.1 million, $136 thousand and $105 thousand resulting from a reduction in funding of investments in notes receivable and purchases of investment securities, an increase in payments received on direct financing leases and a decline in proceeds from sales of investment securities, respectively.

The increase in lease asset purchases was primarily due to increased acquisition phase activity resulting from increased origination and funding of appropriate lease investments as defined by the Fund’s Prospectus. The decrease in payments on notes receivable was attributable to run-off and early termination of the notes; and the decrease in proceeds on sales of lease assets and early termination of notes was primarily due to a first quarter 2007 early termination of a note receivable which benefited year-to-date 2007 cash flow by $1.4 million offset, in part, by the stronger market demand for assets available for sale during 2008 as compared to prior year period.

Partly offsetting the aforementioned decreases in cash was an increase resulting from the period over period decline in funding of investments in notes receivable and purchases of investment securities, which declined primarily due to a weaker borrower demand and the absence of appropriate investments as defined by the Fund’s Prospectus.

Financing Activities

Net cash provided by financing activities during the first nine months of 2008 increased by $8.9 million, as compared to the first nine months of 2007, due primarily to a $5.9 million increase in borrowings made against the Company’s credit facilities combined with a $3.0 million net decrease in repayments.

Results of Operations

The three months ended September 30, 2008 versus the three months ended September 30, 2007

The Company had net losses of $33 thousand and $633 thousand for the three months ended September 30, 2008 and 2007, respectively, an improvement of $600 thousand or 95%. Results for the third quarter of 2008 reflect increases in total revenues and other income, net offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the third quarter of 2008 increased by $1.7 million, or 29%, as compared to the third quarter of 2007. The net increase in revenues was mainly a result of an increase in operating lease revenues and gains recognized on sales of assets and early termination of notes offset, in part by a decrease in interest income on the notes receivable.

Operating lease revenues during the third quarter of 2008 increased by $1.2 million, or 23%, as compared to the third quarter of 2007, as a result of revenues generated from approximately $30 million of operating lease assets purchased since September 30, 2007. Likewise, net gains on the sales of assets and early termination of notes increased by $479 thousand primarily due to the period over period increase in volume of assets sold and a stronger market demand for certain used equipment available for sale during the third quarter of 2008.

Interest on notes receivable decreased by $73 thousand primarily due to the $2.2 million period over period decrease in notes receivable balances, due primarily to run-off and early termination of the notes.

Expenses

Total expenses during the third quarter of 2008 increased by $1.1 million, or 18%, as compared to the third quarter of 2007. The net rise in expenses was primarily due to increases in depreciation, interest and acquisition expenses offset, in part, by deceases in costs reimbursed to AFS, outside services expense and professional fees.

The increase in depreciation expense totaled $1.1 million and was primarily due to the period over period increase in depreciable lease assets resulting from acquisitions since September 30, 2007. The rise in interest expense totaled $261 thousand and was primarily due to an increase in net borrowings of approximately $23.4 million since September 30, 2007; and the increase in acquisition expense totaled $67 thousand and was mainly a result of the aforementioned increase in purchased lease assets since September 30, 2007.

Partly offsetting the above mentioned increases in expenses were decreases of $193 thousand, $110 thousand and $77 thousand in costs reimbursed to AFS, outside services expense and professional fees, respectively. Costs reimbursed to AFS decreased due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary.

The decreases in outside services expense and professional expense were a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were completed by the third quarter of 2007.

Other

Other expense, net for the third quarter of 2008 decreased by $85 thousand as compared to the third quarter of 2007. The increase was due to a $209 thousand increase in the fair value of interest rate swap contracts resulting from a period over period increase in interest rates offset by a $124 thousand period over period increase in foreign currency losses.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The Company had net losses of $997 thousand and $1.6 million for the first nine months of 2008 and 2007, respectively. Results for the first nine months of 2008 reflect increases in total revenues and other income, net offset, in part by an increase in total operating expenses

Revenues

Total revenues for the first nine months of 2008 increased by $3.8 million, or 23%, as compared to the prior year period. The net increase in revenues was mainly a result of a period over period growth in operating lease revenues and gains recognized on sales of assets and early termination of notes offset, in part, by a decrease in interest income on the notes receivable.

Operating lease revenues during the first nine months of 2008 increased by $3.7 million, or 24%, as compared to prior year period, as a result of revenues generated from lease assets purchased since September 30, 2007. Net gains recognized on the sales of assets and early termination of notes increased by $270 thousand primarily due to the stronger market demand for certain used equipment available for sale during 2008 as compared to the prior year period. The increase in gains on sales of lease assets was partially offset by a year over year decline in prepayments of notes receivable.

Interest on notes receivable decreased by $182 thousand mainly as a result of lower notes receivable balances, due primarily to run-off and early termination of the notes.

Expenses

Total expenses during the first nine months of 2008 increased by $3.3 million, or 19%, as compared to the prior year period. The net increase in operating expenses was primarily due to increased depreciation, interest and acquisition expenses, management fees paid to AFS and the provision for credit losses. These increases were partially offset by decreased outside services expense, professional fees and costs reimbursed to AFS.

The increase in depreciation expense totaled $3.1 million and was primarily due to the increase in depreciable lease assets resulting from acquisitions since September 30, 2007. The rise in interest expense totaled $791 thousand and was primarily due to the increase in net borrowings of approximately $23.4 million since September 30, 2007; and the rise in acquisition expense totaled $527 thousand and was primarily due to the increase in lease assets acquired since September 30, 2007.

Further, management fees paid to AFS increased by $123 thousand due to the period over period increase in assets managed by the Managing Member; and the provision for credit losses rose by $106 thousand as the Company established reserves for delinquent notes and accounts receivables from three borrowers/lessees.

Partly offsetting the above mentioned increases in expenses were decreases of $531 thousand, $438 thousand and $415 thousand in outside services expense, professional fees and costs reimbursed to AFS, respectively. The decreases in outside services expense and professional expense were a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were completed by the third quarter of 2007; and the decrease costs reimbursed to AFS decreased due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund.

Other

Other income, net for the first nine months of 2008 increased by $161 thousand as compared to the prior year period. The increase was due to a $290 thousand favorable change in the fair value of interest rate swap contracts resulting from a period over period rise in interest rates offset by a $129 thousand period over period increase in foreign currency losses.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2008

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