Form 10-K
period 2008-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2009-03-30
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2009 was 13,975,486.

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 83,650 Units ($720 thousand) were rescinded or repurchased by the Company through December 31, 2008. As of December 31, 2008, 13,975,486 Units remain issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2011 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 7 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2008, the amount of such securitized borrowings was $39.9 million.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2008, the Company had purchased equipment with a total acquisition price of $170.9 million. The Company also had net investments in notes receivable of which $5.2 million remained outstanding at December 31, 2008.

The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investors Service of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2008 and 2007, no lessee generated more than 10% of the Company’s total lease revenues.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2008 and the industries to which the assets have been leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$64,692	37.84%
Transportation	51,241	29.98%
Mining equipment	26,416	15.45%
Manufacturing	11,281	6.60%
Transportation/rail	9,463	5.54%
Office automation	3,439	2.01%
Construction	1,370	0.80%
Petro/natural gas	309	0.18%
Logging and lumber	248	0.16%
Other	2,485	1.44%

	$170,944	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$54,873	32.10%
Transportation	48,934	28.63%
Mining	28,181	16.49%
Health care	12,114	7.09%
Lumber & wood	11,012	6.44%
Retail	10,718	6.27%
Construction	2,174	1.27%
Other	2,938	1.71%

	$170,944	100.00%

From inception to December 31, 2008, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Materials handling	$5,686	$1,723	$5,558
Office Automation	2,447	595	2,594
Mining	2,000	1,421	1,316
Manufacturing	1,627	1,027	1,117
Construction	1,529	1,035	968
Transportation	634	656	97
Other	87	—	157

	$14,010	$6,457	$11,807

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2008, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2008 and the industries to which the assets have been financed (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$8,372	53.82%
Aviation	2,680	17.23%
Manufacturing	950	6.11%
Furniture & fixtures	499	3.21%
Research	182	1.17%
Telecommunications	84	0.53%
Office automation	8	0.05%
Other	2,782	17.88%

	$15,557	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$5,064	32.55%
Communications	3,444	22.14%
Aircraft	2,680	17.23%
Health services	1,884	12.11%
Electronics	778	5.00%
Life sciences	625	4.02%
Manufacturing	583	3.74%
Engineering	367	2.36%
Industrial machinery	132	0.85%

	$15,557	100.00%

From inception to December 31, 2008, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$6,856	$2,321	$5,772
Miscellaneous	1,770	464	1,621
Manufacturing	583	—	809
Furniture & fixtures	87	—	98
Research	64	—	76

	$9,360	$2,785	$8,376

For further information regarding the Company’s notes receivable portfolio as of December 31, 2008, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company reports segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company operates in one reportable operating segment in the United States. For further information regarding the Company’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2008, a total of 3,228 investors were Unitholders of record in the Company.

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

The rate for monthly distributions from 2008 operations was $0.0667 per Unit for the period from January through December 2008. Likewise, the rate for monthly distributions from 2007 operations was $.0667 per Unit for the period from January through December 2007. The rate for each of the quarterly distributions paid in 2008 and 2007 was $0.20 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2008	2007
Net loss per Unit, based on weighted average Units outstanding	$(0.32)	$(0.17)
Return of investment	1.12	0.97

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.80	0.80
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.80	$0.80

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future leases or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million. Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for ATEL 12, LLC participation in the acquisition facility was reduced from $15 million to $7.5 million. As of December 31, 2008, ATEL 12, LLC was eligible to participate.

Borrowings under the facility as of December 31, 2008 were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(5,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(3,823)

Total remaining available under the acquisition and warehouse facilities	$66,177

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $629 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2008 ranged from 1.76% to 2.69%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

In July 2006, the Company established a receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. The Program amount is currently $80 million. Under the Program, the lenders would receive liens against the Company’s assets. Under the terms of the Program, the lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The Program expires in July 2014. As more fully described in Note 9 to the financial statements, Receivables funding program, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, the Company had $39.9 million and $22.0 million outstanding under the Program as of December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $217 thousand and $299 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations. For detailed information on the Company’s debt obligations, see Notes 8 and 9 in the notes to the financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through December 2008.

At December 31, 2008, there were commitments to purchase lease assets totaling approximately $9.9 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Cash Flows

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities during 2008 increased by $4.0 million, or 28%, as compared to the prior year. The net increase in cash flow was mainly due to a year over year increase in results of operations as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense and a decline in payments made against accounts payable and accrued liabilities.

The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $3.1 million and was mainly a result of a 20% increase in operating lease revenues.

The reduction in payments made against accounts payable improved cash flow by $668 thousand and was mainly attributable to lower amounts of asset purchase obligations and costs reimbursable to AFS that were accrued at year-end 2007 versus 2006. Accordingly, this resulted in lower payments made in 2008 versus 2007.

Investing Activities

Net cash used in investing activities during 2008 increased by $12.7 million as compared to the prior year. The net increase in cash used (net decrease in cash flow) was mainly due to an increase in purchased lease assets and a decrease in payments received on notes receivable. These decreases in cash were partially offset by a reduction in cash used to fund investments in notes receivable and purchase investment securities, an increase in payments received on direct financing leases, and a net increase in proceeds from sales of lease assets and early termination of notes receivable.

The increase in lease asset purchases reduced cash flow by $14.1 million and was primarily due to increased acquisition phase activity resulting from increased origination and funding of appropriate lease investments as defined by the Fund’s Prospectus. Similarly, the decrease in payments on notes receivable reduced cash flow by $1.1 million and was attributable to run-off and early termination of certain notes.

Partly offsetting the aforementioned decreases in cash were increases of $1.4 million and $196 thousand resulting from the year over year reduction in cash used to fund investments in notes receivable and purchase of investment securities, respectively. The decline was primarily due to a weaker borrower demand and the absence of appropriate investments as defined by the Fund’s Prospectus.

Further offsetting the decreases in cash was a $640 thousand increase in payments received on direct financing leases, due largely to new assets acquired since December 31, 2007, and a $164 thousand net increase in cash flow resulting from greater amounts of proceeds from sales of lease assets and the early termination of notes receivable. The net increase in proceeds from sales was largely due to the higher values associated with assets sold in 2008, as compared to the prior year, offset in part by a first quarter 2007 early termination of a note receivable which benefited year-to-date 2007 cash flow by $1.4 million.

Financing Activities

Net cash provided by financing activities during 2008 increased by $5.8 million, as compared to 2007, due primarily to a $5.9 million increase in net borrowings under the acquisition facility and receivables funding program. Net borrowings increased as the Company utilized its credit facilities to fund 2008 lease asset acquisitions.

Results of Operations

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

As of December 31, 2008 and 2007, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2008	2007
Transportation	29%	31%
Manufacturing	27%	30%
Mining	13%	17%

During 2008 and 2007, no lessee generated more than 10% of the Company’s total revenues from leases. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

During 2008, the Company acquired $30.1 million and $5.6 million of equipment on operating leases and direct financing leases, respectively.

Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2008 and 2007:

Utilization of equipment purchased by year	2008	2007
2008	100%	—
2007	100%	100%
2006	100%	100%
2005	98%	100%
2004	100%	100%

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. The Company remains in its reinvestment stage and continues to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 36 to 120 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company.

2008 vs. 2007

The Company had net losses of $3.6 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively. Results for 2008 reflect increases in total operating expenses and other expense, net offset, in part, by an increase in total revenues.

Revenues

Total revenues for 2008 increased by $4.6 million, or 20%, as compared to the prior year. The net increase in revenues was mainly a result of a year over year growth in operating lease revenues, gains recognized on sales of assets and revenues from direct financing leases. These increases were offset, in part, by a decrease in interest income on the notes receivable.

Operating lease revenues during 2008 increased by $4.3 million, or 20%, as compared to 2007. The increase was primarily a result of revenues generated from lease assets purchased since December 31, 2007. The Company purchased in excess of $30 million of lease assets during 2008 and had approximately $94 million of net operating lease assets at December 31, 2008 compared to $88 million at December 31, 2007.

Net gains recognized on the sales of assets increased by $503 thousand primarily due to the higher values associated with the types of assets sold during 2008, which was comprised of a haul truck, hopper cars and other construction equipment, as compared to computer and office equipment sold in 2007.

In addition, revenues from direct financing leases increased by $141 thousand as a result of approximately $6.8 million of new investments in direct financing leases since December 31, 2007.

Partially offsetting the aforementioned increases was a reduction in interest earned on the Company’s notes receivable. The decrease, which totaled $255 thousand, was attributable to lower notes receivable balances, due primarily to run-off and early termination of the notes.

Expenses

Total expenses during 2008 increased by $5.2 million, or 22%, as compared to the prior year. The net increase in total expenses was primarily due to increased depreciation, interest and acquisition expenses, the provision for credit losses and asset management fees paid to AFS. These increases were partially offset by decreases in outside services expense and professional fees, and costs reimbursed to AFS.

The increase in depreciation expense totaled $4.0 million and was primarily due to the increase in depreciable lease assets resulting from acquisitions since December 31, 2007. The rise in interest expense totaled $1.1 million and was a result of a $20.4 million increase in net borrowings since December 31, 2007; and the increase in acquisition expense totaled $724 thousand and was mainly due to the approximately $36.0 million of lease assets acquired during 2008.

In addition, the provision for credit losses rose by $513 thousand as the Company established reserves for impaired notes and delinquent accounts receivable from three borrowers/lessees. Likewise, management fees paid to AFS increased by $117 thousand due to the year over year increase in assets managed by the Managing Member.

Partly offsetting the above mentioned increases in expenses were decreases of $638 thousand, $416 thousand and $303 thousand in outside services expense, professional fees and costs reimbursed to AFS, respectively. The decreases in outside services expense and professional expense were a result of the elimination of costs associated with the audit and restatement of the Company’s prior years’ financial statements, which were completed by the third quarter of 2007; and the decrease in costs reimbursed to AFS was due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary.

Other expense, net

Other expense, net for 2008 increased by $1.4 million as compared to the prior year. The increase was due to an $882 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts and a $526 thousand unfavorable change in foreign currency transaction gains and losses recognized in 2008 as compared to the prior year.

The declining value of the interest rate swaps was mostly due to the year over year increase in notional principal balance and the decline in interest rates; while the increase in foreign currency losses was a result of the weakness of the U.S. currency during the earlier part of 2008.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”) which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowances for doubtful accounts and notes receivable.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease and loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 27, 2009

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$3,050	$5,951
Accounts receivable, net of allowance for doubtful accounts of $37 at December 31, 2008 and $43 at December 31, 2007	771	1,182
Notes receivable, net of unearned interest income of $883 and allowance for credit losses of $479 as of December 31, 2008 and unearned interest income of $1,441 at December 31, 2007	5,223	7,947
Prepaid expenses and other assets	126	126
Investment in securities	367	433
Investments in equipment and leases, net of accumulated depreciation of $53,467 at December 31, 2008 and $37,773 at December 31, 2007	101,528	89,669

Total assets	$111,065	$105,308

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$328	$145
Accrued distributions to Other Members	1,313	1,314
Affiliates	—	146
Other	1,234	1,872
Accrued interest payable	85	48
Interest rate swap contracts	1,810	464
Deposits due lessees	90	111
Acquisition facility obligation	5,000	2,500
Receivables funding program obligation	39,916	22,013
Unearned operating lease income	2,202	1,881

Total liabilities	51,978	30,494

Commitments and contingencies
Total Members’ capital	59,087	74,814

Total liabilities and Members’ capital	$111,065	$105,308

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	2008	2007
Revenues:
Leasing activities:
Operating leases	$25,299	$21,006
Direct financing leases	219	78
Gain on sales of assets and early termination of notes	1,072	569
Interest on notes receivable	682	937
Gain on sales of securities	27	93
Other interest	126	164
Other	74	61

Total revenues	$27,499	$22,908
Expenses:
Depreciation of operating lease assets	21,314	17,292
Asset management fees to Managing Member	1,262	1,145
Acquisition expense	1,412	688
Cost reimbursements to Managing Member	961	1,264
Amortization of initial direct costs	421	365
Interest expense	2,466	1,393
Provision for (reversal of provision for) credit losses and doubtful accounts	490	(23)
Professional fees	561	977
Franchise fees and taxes	12	11
Outside services	139	777
Other	280	206

Total operating expenses	29,318	24,095
Other expense, net	(1,757)	(349)

Net loss	$(3,576)	$(1,536)

Net income (loss):
Managing Member	$906	$907
Other Members	(4,482)	(2,443)

	$(3,576)	$(1,536)

Net loss per Limited Liability Company Unit (Other Members)	$(0.32)	$(0.17)
Weighted average number of Units outstanding	13,976,907	13,987,070

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	13,987,486	$88,458	$—	$88,458
Rescissions of capital contributions	(2,000)	(13)	—	(13)
Distributions to Other Members ($0.80 per Unit)	—	(11,188)	—	(11,188)
Distributions to Managing Member	—	—	(907)	(907)
Net (loss) income	—	(2,443)	907	(1,536)

Balance December 31, 2007	13,985,486	74,814	—	74,814
Syndication costs allocation adjustment	—	8	—	8
Rescissions of capital contributions	(10,000)	(74)	—	(74)
Distributions to Other Members ($0.80 per Unit)	—	(11,179)	—	(11,179)
Distributions to Managing Member	—	—	(906)	(906)
Net (loss) income	—	(4,482)	906	(3,576)

Balance December 31, 2008	13,975,486	$59,087	$—	$59,087

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
Operating activities:
Net loss	$(3,576)	$(1,536)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(1,072)	(569)
Depreciation of operating lease assets	21,314	17,292
Amortization of initial direct costs	421	365
Amortization of unearned income on direct financing leases	(219)	(78)
Amortization of unearned income on notes receivable	(682)	(937)
Reversal of provision for doubtful accounts	(6)	(23)
Provision for losses on notes receivable	496	—
Change in fair value of interest rate swap contracts	1,346	464
Gain on sale of securities	(27)	(93)
Changes in operating assets and liabilities:
Accounts receivable	417	313
Prepaid expenses and other assets	—	(49)
Accounts payable, Managing Member	183	(273)
Accounts payable, affiliates	(146)	(146)
Accounts payable, other	(639)	(851)
Accrued interest payable	37	37
Deposits due lessees	(21)	(8)
Unearned operating lease income	321	284

Net cash provided by operating activities	18,147	14,192

Investing activities:
Purchases of equipment on operating leases	(30,130)	(21,635)
Proceeds from sales of lease assets	2,569	1,539
Purchases of equipment on direct financing leases	(5,559)	—
Payments of initial direct costs	(397)	(395)
Payments received on direct finance leases	1,191	551
Proceeds from early termination of notes receivable	852	1,718
Notes receivable advances	(750)	(2,146)
Payments received on notes receivable	2,831	3,889
Purchase of investment securities	(21)	(217)
Proceeds from sale of investment securities	114	93

Net cash used in investing activities	(29,300)	(16,603)

Financing activities:
Borrowings under acquisition facility	18,750	16,500
Repayments under acquisition facility	(16,250)	(24,000)
Borrowings under receivables funding program	31,092	26,461
Repayments under receivables funding program	(13,189)	(4,448)
Adjustment of syndication costs from Managing Member	8	—
Limited Liability Company Units repurchased or rescinded	(74)	(13)
Distributions to Other Members	(11,179)	(11,188)
Distributions to Managing Member	(906)	(907)

Net cash provided by financing activities	8,252	2,405

Net decrease in cash and cash equivalents	(2,901)	(6)
Cash and cash equivalents at beginning of year	5,951	5,957

Cash and cash equivalents at end of year	$3,050	$5,951

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,429	$1,374

Cash paid during the year for taxes	$66	$72

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at year-end	$106	$107

Distributions declared and payable to Other Members at year-end	$1,313	$1,314

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 83,650 Units ($720 thousand) were rescinded or repurchased by the Company through December 31, 2008. As of December 31, 2008, 13,975,486 Units remain issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2011 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 7). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (See Note 7). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2008 and 2007, and the related statements of operations and changes in members’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”), so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2008 and 2007.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable were $5.2 million and $7.9 million at December 31, 2008 and 2007, respectively.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2008 and 2007, and long-lived tangible assets as of December 31, 2008 and 2007 (in thousands):

	For the year ended December 31,
	2008	% of Total	2007	% of Total
Revenue
United States	$25,314	92%	$20,698	90%

United Kingdom	1,973	7%	1,973	9%
Canada	212	1%	237	1%

Total International	2,185	8%	2,210	10%

Total	$27,499	100%	$22,908	100%

	As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$96,473	95%	$83,009	93%

United Kingdom	5,055	5%	6,660	7%

Total International	5,055	5%	6,660	7%

Total	$101,528	100%	$89,669	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the year ended December 31, 2008 and 2007, the Company recognized a foreign currency loss of $411 thousand and a foreign currency gain of $115 thousand, respectively, which are included in other expense, net for each of the reporting years.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost. See note 13 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2008 and 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2008 and 2007, the related provision for state income taxes was approximately $12 thousand and $11 thousand, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2008 and 2007 (in thousands):

	2008	2007
Financial statement basis of net assets	$59,087	$74,814
Tax basis of net assets (unaudited)	52,059	71,538

Difference	$7,028	$3,276

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The following reconciles the net loss reported in these financial statements to the net loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net loss per financial statements	$(3,576)	$(1,536)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(7,750)	(7,271)
Provision for losses and doubtful accounts	(5)	(4)
Adjustments to revenues / other expenses	3,111	938
Adjustments to gain on sales of assets	827	265

Net loss per federal tax return (unaudited)	$(7,393)	$(7,608)

Other expense, net:

Other expense, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Foreign currency (loss) gain	$(411)	$115
Change in fair value of interest rate swap contracts	(1,346)	(464)

Total	$(1,757)	$(349)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”) which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Concentration of credit risk:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2008 and 2007, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2008	2007
Transportation	29%	31%
Manufacturing	27%	30%
Mining	13%	17%

During 2008 and 2007, no lessee generated more than 10% of the Company’s total revenues from leases.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 24 to 120 months and bear interest at rates ranging from 9% to 17%. The notes are secured by the equipment financed. At December 31, 2008, the Company recorded an impairment provision totaling $496 thousand related to two notes receivable, one of which remained in the portfolio as of December 31, 2008. There were no impaired notes at December 31, 2007. During 2007, the underlying collateral of an impaired note was sold at its net realizable value thereby fully relieving the Company’s investment in notes portfolio of the impaired note and related reserve.

As of December 31, 2008, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2009	$3,407
2010	1,318
2011	575
2012	405
2013	295
Thereafter	575

6,575
Less: portion representing unearned interest income	(883)

5,692
Unamortized indirect costs	10
Less: allowance for credit losses	(479)

Notes receivable, net	$5,223

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
IDC amortization - notes receivable	$20	$35
IDC amortization - lease assets	401	330

Total	$421	$365

5. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Reserve for Losses and Impairment	Allowance for Doubtful Accounts	Total
Balance December 31, 2006	$144	$50	$194
Provision for losses and doubtful accounts	—	76	76
Charge-offs and/or recoveries	(144)	(83)	(227)

Balance December 31, 2007	—	43	43
Provision for losses and doubtful accounts	496	(6)	490
Charge-offs and/or recoveries	(17)	—	(17)

Balance December 31, 2008	$479	$37	$516

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2008
Net investment in operating leases	$87,569	$27,245	$(21,313)	$93,501
Net investment in direct financing leases	1,107	6,776	(972)	6,911
Assets held for sale or lease, net	—	131	(1)	130
Initial direct costs, net of accumulated amortization of $946 at December 31, 2008 and $680 at December 31, 2007	993	394	(401)	986

Total	$89,669	$34,546	$(22,687)	$101,528

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2008 and 2007 related to asset purchase obligations.

For the respective years ended December 31, 2008 and 2007, IDC amortization expense related to operating leases and direct finance leases was $401 thousand and $330 thousand, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the years ended December 31, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $21.3 million and $17.3 million for the years ended December 31, 2008 and 2007, respectively.

All of the leased property was acquired in years beginning with 2003 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance December 31, 2008
Materials handling	$35,105	$13,424	$(7,619)	$40,910
Transportation, rail	21,176	1,619	(326)	22,469
Transportation, other	19,243	10,831	—	30,074
Mining	18,468	—	(2,569)	15,899
Manufacturing	12,228	624	(329)	12,523
Construction	10,461	433	(859)	10,035
Logging & lumber	4,728	—	—	4,728
Aircraft	3,026	—	—	3,026
Petro/natural gas	309	—	2,137	2,446
Furniture & fixtures	320	—	(320)	—
Data processing	279	824	(166)	937
Other	—	2,375	1,050	3,425

	125,343	30,130	(9,001)	146,472
Less accumulated depreciation	(37,774)	(21,313)	6,116	(52,971)

Total	$87,569	$8,817	$(2,885)	$93,501

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases for December 31, 2008 and 2007 was 24% and 23% of the assets’ original cost, respectively.

Direct financing leases:

As of December 31, 2008, investment in direct financing leases consists of railcars, manufacturing and material handling equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Total minimum lease payments receivable	$4,302	$890
Estimated residual values of leased equipment (unguaranteed)	3,184	288

Investment in direct financing leases	7,486	1,178
Less unearned income	(575)	(71)

Net investment in direct financing leases	$6,911	$1,107

At December 31, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2009	$25,128	$1,644	$26,772
2010	18,818	1,164	19,982
2011	11,502	776	12,278
2012	7,731	431	8,162
2013	4,680	214	4,894
Thereafter	2,897	73	2,970

	$70,756	$4,302	$75,058

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Aircraft	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Logging & lumber	7 - 10
Materials handling	7 - 10
Petro/natural gas	7 - 10
Transportation, other	7 - 10
Data processing	3 - 5
Furniture & fixtures	3 - 5

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Costs reimbursed to Managing Member and/or affiliates	$961	$1,264
Asset management fees to Managing Member and/or affiliates	1,262	1,145
Acquisition and initial direct costs paid to Managing Member	1,742	1,048

	$3,965	$3,457

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million. Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for ATEL 12, LLC participation in the acquisition facility was reduced from $15 million to $7.5 million. As of December 31, 2008, ATEL 12, LLC was eligible to participate.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities (continued):

As of December 31, 2008 and 2007, borrowings under the facility were as follows (in thousands):

	2008	2007
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(5,000)	(2,500)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(3,823)	(6,125)

Total remaining available under the acquisition and warehouse facilities	$66,177	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $629 thousand. There were no borrowings under the warehouse facility as of December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings ranged from 1.76% to 2.69% at December 31, 2008, and ranged from 6.22% to 7.25% at December 31, 2007. The weighted average interest rate on borrowings was 4.08% and 5.74% during the years ended December 31, 2008 and 2007, respectively.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities (continued):

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

9. Receivables funding program:

As of December 31, 2008, the Company had an $80 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the Program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program expires in July 2014.

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

The Company had approximately $39.9 million and $22.0 million outstanding under this Program at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $217 thousand and $299 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations.

As of December 31, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $39.9 million based on the difference between nominal rates ranging from of 3.21% to 5.39% and variable rates ranging from 1.45% to 4.95%. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal of approximately $22.0 million based on the difference between nominal rates ranging from of 4.83% to 5.39% and variable rates ranging from 5.57% to 6.19%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity or termination of the debt. Through the swap agreements, the interest rates have been effectively fixed. The interest to be paid or received on the interest rate swap contracts is accrued and is currently recognized as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(expense).

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Receivables funding program (continued):

At December 31, 2008 and 2007, borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$6,718	$6,718	$(392)	5.15%
July 2, 2007	7,222	3,523	3,523	(195)	5.39%
September 19, 2007	6,874	4,947	4,947	(316)	4.83%
January 15, 2008	10,018	6,828	6,828	(222)	3.58%
March 27, 2008	5,410	4,788	4,788	(188)	3.21%
May 16, 2008	10,194	8,814	8,814	(371)	3.69%
May 28, 2008	5,470	4,298	4,298	(126)	3.49%

	$57,553	$39,916	$39,916	$(1,810)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate on Interest Swap Agreement
January 16, 2007	$12,365	$9,611	$9,611	$(213)	5.15%
July 2, 2007	7,222	5,910	5,910	(131)	5.39%
September 19, 2007	6,874	6,492	6,492	(120)	4.83%

	$26,461	$22,013	$22,013	$(464)

At December 31, 2008, the minimum repayment schedule under the Program is as follows (in thousands):

Year ending December 31, 2009	$14,135
2010	11,258
2011	6,857
2012	4,358
2013	2,528
Thereafter	780

$39,916

At December 31, 2008, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $40.5 million at their discounted present value.

During the years ended December 31, 2008 and 2007, the weighted average interest rates on the Program were 5.85% and 5.75%, respectively. The Program includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

10. Commitments:

At December 31, 2008, there were commitments to purchase lease assets totaling approximately $9.9 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

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

12. Members’ capital:

Units issued and outstanding were 13,975,486 and 13,985,486 at December 31, 2008 and 2007, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2008	2007
Distributions declared	$11,179	$11,188
Weighted average number of Units outstanding	13,976,907	13,987,070

Weighted average distributions per Unit	$0.80	$0.80

13. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value of financial instruments (continued):

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

At December 31, 2008, the Company’s only financial instrument that requires measurement on a recurring or non-recurring basis under SFAS 157 was its interest rate swap contracts. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurement of instruments measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which the fair value measurements fall at December 31, 2008 (in thousands):

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities:
Interest rate swaps	$1,810	$—	$1,810	$—

Alternatively, the following disclosure of the estimated fair value of financial instruments not measured under SFAS 157 is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate consistent with SFAS 157. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents at December 31, 2008 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value of financial instruments (continued):

Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost.

Borrowings

Borrowings include the outstanding amounts on the Company’s acquisition facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2008 and 2007. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,050	$3,050	$5,951	$5,951
Notes receivable	5,223	5,223	7,947	7,947

Financial liabilities:
Borrowings	44,916	44,916	24,513	24,513
Interest rate swap contracts	1,810	1,810	464	464

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).   CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Each of ALC and AFS is a subsidiary under the control of ACG and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performed distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 58, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 55, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 50, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ALC is the managing member of AFS, the Managing Member of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2008.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2008 and 2007 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

An Equipment Management Fee will be calculated to equal the lesser of (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases which contain Net Lease Provisions, or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of AFS or its affiliate, then the amount so calculated shall be 1% of Gross Revenues from such Operating Leases.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2008 and 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2008, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability	ATEL Capital Group	Initial Limited Liability	0.0004%
Company Units	600 California Street, 6th Floor	Company Units
	San Francisco, CA 94108	50 Units ($500)

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2008	2007
Audit fees	$300	$270
Other	77	3

	$377	$273

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ALC is the managing member of AFS, the Managing Member of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ALC acting on behalf of the board of directors in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007

Statements of Changes in Members’ Capital for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

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

Date: March 27, 2009

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
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Financial
Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 27, 2009

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 27, 2009

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 27, 2009

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.