Form 10-Q
period 2009-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2009-05-14
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2009 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,230	3,050
Accounts receivable, net of allowance for doubtful accounts of $63 at March 31, 2009 and $37 at December 31, 2008	957	771
Notes receivable, net of unearned interest income of $747 and allowance for credit losses of $479 as of March 31, 2009 and unearned interest income of $883 and allowance for credit losses of $479 as of December 31, 2008	4,797	5,223
Prepaid expenses and other assets	115	126
Investment in securities	192	367
Investments in equipment and leases, net of accumulated depreciation of $59,045 at March 31, 2009 and $53,467 at December 31, 2008	96,088	101,528

Total assets	$105,379	$111,065

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$248	$328
Accrued distributions to Other Members	1,313	1,313
Other	634	1,234
Accrued interest payable	71	85
Interest rate swap contracts	1,594	1,810
Deposits due lessees	90	90
Acquisition facility obligation	7,000	5,000
Receivables funding program obligation	36,405	39,916
Unearned operating lease income	2,283	2,202

Total liabilities	49,638	51,978

Commitments and contingencies
Total Members’ capital	55,741	59,087

Total liabilities and Members’ capital	$105,379	$111,065

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Leasing activities:
Operating leases	$6,761	$5,929
Direct financing leases	84	15
Interest on notes receivable	128	208
Gain on sales of assets and early termination of notes	11	—
(Loss) gain on sales of securities	(54)	14
Other interest	1	43
Other	9	6

Total revenues	6,940	6,215

Expenses:
Depreciation of operating lease assets	5,676	4,904
Asset management fees to Managing Member	281	254
Acquisition expense	42	462
Cost reimbursements to Managing Member	225	339
Amortization of initial direct costs	112	100
Interest expense	701	481
Provision for credit losses and doubtful accounts	128	23
Provision for losses on investment in securities	50	—
Professional fees	126	186
Franchise fees and taxes	1	10
Outside services	19	23
Other	45	94

Total operating expenses	7,406	6,876
Other income (expense), net	167	(625)

Net loss	$(299)	$(1,286)

Net income (loss):
Managing Member	$227	$227
Other Members	(526)	(1,513)

	$(299)	$(1,286)

Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.11)
Weighted average number of Units outstanding	13,972,375	13,981,200

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2009

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	13,985,486	$74,814	$—	$74,814
Syndication costs allocation adjustment	—	8	—	8
Rescissions of capital contributions	(10,000)	(74)	—	(74)
Distributions to Other Members ($0.80 per Unit)	—	(11,179)	—	(11,179)
Distributions to Managing Member	—	—	(906)	(906)
Net (loss) income	—	(4,482)	906	(3,576)

Balance December 31, 2008	13,975,486	59,087	—	59,087
Repurchases of capital contributions	(4,000)	(26)	—	(26)
Distributions to Other Members ($0.20 per Unit)	—	(2,794)	—	(2,794)
Distributions to Managing Member	—	—	(227)	(227)
Net (loss) income	—	(526)	227	(299)

Balance March 31, 2009	13,971,486	$55,741	$—	$55,741

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(299)	$(1,286)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(11)	—
Depreciation of operating lease assets	5,676	4,904
Amortization of initial direct costs	112	100
Amortization of unearned income on direct financing leases	(84)	(15)
Amortization of unearned income on notes receivable	(128)	(208)
Provision for credit losses and doubtful accounts	128	23
Provision for losses on investment in securities	50	—
Change in fair value of interest rate swap contracts	(216)	631
Loss (gain) on sale of securities	54	(14)
Changes in operating assets and liabilities:
Accounts receivable	(211)	(294)
Prepaid and other assets	11	39
Accounts payable, Managing Member	(80)	265
Accounts payable, other	(600)	186
Accrued interest payable	(14)	3
Deposits due lessees	—	(2)
Unearned operating lease income	81	(139)

Net cash provided by operating activities	4,469	4,193

Investing activities:
Purchases of equipment on operating leases	(711)	(10,886)
Purchases of equipment on direct financing leases	—	(72)
Proceeds from sales of ease assets and early termination of notes	178	87
Payments of initial direct costs	(21)	(62)
Payments received on direct financing leases	280	123
Note receivable advances	—	(125)
Proceeds from sale of securities	71	14
Payments received on notes receivable	472	807

Net cash provided by (used in) investing activities	269	(10,114)

Financing activities:
Borrowings under acquisition facility	3,000	4,000
Repayments under acquisition facility	(1,000)	(6,500)
Borrowings under receivables funding program	—	15,428
Repayments under receivables funding program	(3,511)	(2,328)
Rescissions/repurchases of capital contributions	(26)	(74)
Distributions to Other Members	(2,794)	(2,795)
Distributions to Managing Member	(227)	(227)

Net cash (used in) provided by financing activities	(4,558)	7,504

Net increase in cash and cash equivalents	180	1,583
Cash and cash equivalents at beginning of period	3,050	5,951

Cash and cash equivalents at end of period	$3,230	$7,534

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$856	$478

Cash paid during the period for taxes	$1	$10

Schedule of non-cash transactions:
Distributions declared and payable to Other Members at period-end	$1,313	$1,313

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 83,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through March 31, 2009. As of March 31, 2009, 13,971,486 Units remain issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (See Note 5). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2009 and 2008 and long-lived tangible assets as of March 31, 2009 and December 31, 2008 (in thousands):

	For the three months ended March 31,
	2009	% of Total	2008	% of Total
Revenue:
United States	$6,398	92%	$5,667	91%

United Kingdom	493	7%	493	8%
Canada	49	1%	55	1%

Total International	542	8%	548	9%

Total	$6,940	100%	$6,215	100%

	As of March 31,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived tangible assets:
United States	$91,439	95%	$96,473	95%

United Kingdom	4,649	5%	5,055	5%

Total International	4,649	5%	5,055	5%

Total	$96,088	100%	$101,528	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under SFAS 157, the investment security is classified within Level 3 of the valuation hierarchy. The Company had no level 3 assets prior to the aforementioned impaired security.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income (expense), net:

The Company’s other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Foreign currency gain	$(49)	$6
Change in fair value of interest rate swap contracts	216	(631)

	$167	$(625)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company for its second quarter 2009 interim reporting period. The Company is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Company’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 24 to 120 months and bear interest at rates ranging from 9% to 18%. The notes are secured by the equipment financed. At March 31, 2009 and December 31, 2008, the Company continued to carry an impairment loss reserve of $479 thousand related to a $499 thousand note receivable. Such impairment loss reserve was recorded in 2008.

As of March 31, 2009, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2009	$2,899
Year ending December 31, 2010	1,270
2011	571
2012	406
2013	295
2014	221
Thereafter	353

6,015
Less: portion representing unearned interest income	(747)

5,268
Unamortized indirect costs	8
Less: allowance for credit losses	(479)

Notes receivable, net	$4,797

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
IDC amortization - notes receivable	$3	$7
IDC amortization - lease assets	109	93

Total	$112	$100

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$93,501	$558	$(5,676)	$88,383
Net investment in direct financing leases	6,911	(102)	(195)	6,614
Assets held for sale or lease, net	130	65	(1)	194
Initial direct costs, net of accumulated amortization of $1,020 at March 31, 2009 and $946 at December 31, 2008	986	20	(109)	897

Total	$101,528	$541	$(5,981)	$96,088

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2009 related to asset purchase obligations.

For the three months ended March 31, 2009 and 2008, IDC amortization expense related to operating leases and direct finance leases was $109 thousand and $93 thousand, respectively (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three months ended March 31, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $5.7 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively.

All of the leased property was acquired in years beginning with 2003 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Materials handling	$40,910	$297	$(738)	$40,469
Transportation, other	30,074	312	(69)	30,317
Transportation, rail	22,469	—	—	22,469
Mining	15,899	—	—	15,899
Manufacturing	12,523	—	—	12,523
Construction	10,035	20	—	10,055
Logging & lumber	4,728	—	—	4,728
Aircraft	3,026	—	—	3,026
Petro/natural gas	2,446	—	—	2,446
Data processing	937	—	—	937
Agriculture	—	82	1,411	1,493
Research	—	—	1,443	1,443
Other	3,425	—	(2,855)	570

	146,472	711	(808)	146,375
Less accumulated depreciation	(52,971)	(5,676)	655	(57,992)

Total	$93,501	$(4,965)	$(153)	$88,383

The average estimated residual value for assets on operating leases was 23% and 24% of the assets’ original cost at March 31, 2009 and December 31, 2008, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of March 31, 2009, investment in direct financing leases consists of railcars, manufacturing and materials handling equipment. During the three months ended March 31, 2009, the Company recognized approximately $103 thousand of impairment loss related to certain direct financing lease assets. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total minimum lease payments receivable	$4,022	$4,302
Estimated residual values of leased equipment (unguaranteed)	3,061	3,184

Investment in direct financing leases	7,083	7,486
Less unearned income	(469)	(575)

Net investment in direct financing leases	$6,614	$6,911

At March 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2009	$19,189	$1,365	$20,554
Year ending December 31, 2010	18,933	1,164	20,097
2011	11,617	776	12,393
2012	7,841	431	8,272
2013	4,750	214	4,964
2014	2,097	72	2,169
Thereafter	797	—	797

	$65,224	$4,022	$69,246

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Aircraft	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Logging & lumber	7 - 10
Materials handling	7 - 10
Petro/natural gas	7 - 10
Transportation, other	7 - 10
Research	7 - 10
Agriculture	7 - 10
Data processing	3 - 5

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$225	$339
Asset management fees to Managing Member and/or affiliates	281	254
Acquisition and initial direct costs paid to Managing Member	56	518

	$562	$1,111

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The combined facility is for $75 million and expires in June 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

As of March 31, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	March 31, 2009	December 31, 2008
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(7,000)	(5,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(3,500)	(3,823)

Total remaining available under the acquisition and warehouse facilities	$64,500	$66,177

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no outstanding borrowings under the warehouse facility as of March 31, 2009. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $629 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings ranged from 2.42% to 2.46% at March 31, 2009, and ranged from 1.76% to 2.69% at December 31, 2008. The weighted average interest rate on borrowings was 2.41% and 4.32% during the three months ended March 31, 2009 and 2008, respectively.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to one or more specific programs for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the pro-rata portion of the debt associated with the asset, either with cash or by means of the acquisition facility financing, the program’s interest in the asset is removed from the warehouse facility collateral, and ownership of the asset and any pro-rata debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

As of March 31, 2009, the total amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2009. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

7. Receivables funding program:

As of March 31, 2009, the Company had an $80 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the Program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program expires in July 2014.

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

At March 31, 2009 and December 31, 2008, borrowings and interest rate swap agreements under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2009	Notional Balance March 31, 2009	Swap Value March 31, 2009	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$6,198	$6,198	$(339)	5.15%
July 2, 2007	7,222	3,065	3,065	(165)	5.39%
September 19, 2007	6,874	4,548	4,548	(282)	4.83%
January 15, 2008	10,018	6,042	6,042	(192)	3.58%
March 27, 2008	5,410	4,573	4,573	(334)	3.21%
May 16, 2008	10,194	8,184	8,184	(174)	3.69%
May 28, 2008	5,470	3,795	3,795	(108)	3.49%

	$57,553	$36,405	$36,405	$(1,594)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$6,718	$6,718	$(392)	5.15%
July 2, 2007	7,222	3,523	3,523	(195)	5.39%
September 19, 2007	6,874	4,947	4,947	(316)	4.83%
January 15, 2008	10,018	6,828	6,828	(222)	3.58%
March 27, 2008	5,410	4,788	4,788	(188)	3.21%
May 16, 2008	10,194	8,814	8,814	(371)	3.69%
May 28, 2008	5,470	4,298	4,298	(126)	3.49%

	$57,553	$39,916	$39,916	$(1,810)

The fair value of the interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, under SFAS 157, such swap contracts are classified within Level 2 of the valuation hierarchy.

At March 31, 2009, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Nine Months Ending December 31, 2009	$10,624
Year ending December 31, 2010	11,258
2011	6,857
2012	4,358
2013	2,528
2014	780

$36,405

At March 31, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $37.1 million at their discounted present value.

During the three months ended March 31, 2009 and 2008, the weighted average interest rates on the Program were 6.45% and 6.10%, respectively. The Program includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2009.

8. Commitments:

At March 31, 2009, there were commitments to purchase lease assets totaling approximately $9.2 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

10. Member’s capital:

Units issued and outstanding were 13,971,486 and 13,975,486 at March 31, 2009 and December 31, 2008, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2009	2008
Distributions declared	$2,794	$2,795
Weighted average number of Units outstanding	13,972,375	13,981,200

Weighted average distributions per Unit	$0.20	$0.20

11. Subsequent event:

One of the Company’s lessees, a major automaker, filed bankruptcy subsequent to the first quarter of 2009. As of March 31, 2009, the Company has approximately $1.8 million of investment in equipment and leases with this automaker. It is uncertain as to what the outcome of the bankruptcy will be, and therefore, no adjustments were deemed necessary in the first quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Company had net losses of $299 thousand and $1.3 million for the first quarters of 2009 and 2008, respectively. Results for the first quarter of 2009 reflect increases in total revenues and other income (expense), net offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the first quarter of 2009 increased by $725 thousand, or 12%, as compared to the prior year period. The increase was mainly a result of a period over period growth in revenues from both operating and direct financing leases offset, in part, by decreases in interest income on notes receivable, recognized gain on sales of securities, and other interest income.

Operating lease revenues during the first quarter of 2009 increased by $832 thousand, or 14%, as compared to the prior year period. The increase was primarily a result of revenues generated from approximately $20 million of operating lease assets purchased since March 31, 2008. Similarly, direct financing lease revenues increased by $69 thousand as a result of approximately $6.6 million of net new investments in direct financing leases since March 31, 2008.

Partially offsetting the aforementioned increases was a reduction in interest earned on the Company’s notes receivable. The decrease, which totaled $80 thousand, was attributable to lower notes receivable balances, due primarily to run-off of the notes. In addition, gain on sale of securities decreased by $68 thousand largely due to a loss on final settlement of a security during the first quarter of 2009; and other interest income decreased primarily due to a period over period decline in interest-earning cash and cash equivalent balances. Such cash and cash equivalents totaled $3.2 million at March 31, 2009 as compared to $7.5 million at March 31, 2008.

Expenses

Total expenses for the first quarter of 2009 increased by $530 thousand, or 8%, as compared to the prior year period. The net increase in total expenses was primarily due to increased depreciation, interest expense and provision for losses offset, in part, by decreased acquisition expense, cost reimbursements to AFS, professional fees and other expense.

The increase in depreciation expense totaled $772 thousand and was primarily due to the net increase in depreciable lease assets resulting from acquisitions since March 31, 2008. The rise in interest expense totaled $220 thousand and was a result of the increase in borrowing activity since March 31, 2008, consistent with the Company’s increased asset acquisition during 2008. Finally, the increase in the provision for losses totaled $155 thousand and was largely due to impairment losses recognized on certain direct financing lease assets and an investment security.

Partly offsetting the above mentioned increases in expenses were decreases of $420 thousand, $114 thousand, $60 thousand and $49 thousand in acquisition expense, costs reimbursed to AFS, professional fees and other expense, respectively. The decrease in acquisition expense was a result of the period over period decline in acquisition phase activity as the Fund has approached full investment. Costs reimbursed to AFS declined primarily due to a first quarter 2008 payment of 2007 deferred costs. There were no such deferred costs paid in the first quarter of 2009.

Moreover, professional fees decreased largely as a result of a period over period decline in audit and tax-related fees; and other expense decreased mainly due to lower bank charges as well as marketing and entertainment expenses.

Other income (expense), net

The Company recorded other income, net totaling $167 thousand for the first quarter of 2009 as compared to other expense, net of $625 thousand during the first quarter of 2008, an improvement of $792 thousand. The improvement was a result of an $847 thousand favorable change in the fair value of the Company’s interest rate swap contracts offset, in part, by a $55 thousand unfavorable change in foreign currency transaction gains and losses recognized during the first quarter of 2009 as compared to the prior year period.

The improvement in the value of the interest rate swaps was mostly driven by the decline in the notional balance of outstanding contracts from December 31, 2008 to March 31, 2009 as compared to an increase in such notional balance from December 31, 2007 to March 31, 2008. The increase in foreign currency losses was largely due to the continued strength of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

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

The change in the Company’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Net cash provided by operating activities during the first quarter of 2009 increased by $276 thousand as compared to the prior year period. The net increase in cash flow was mainly due to a year over year increase in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, and an increase in unearned operating lease income offset, in part, by increased payments made against accounts payable and accrued liabilities.

The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $1.1 million and was mainly a result of a 14% increase in operating lease revenues combined with a 91% decrease in acquisition expense. Likewise, the increase in unearned operating lease income improved cash by $220 thousand and was primarily due to a period over period increase in prepaid rents received.

As a partial offset, the increase in payments made against accounts payable reduced cash by $1.1 million and was mainly attributable to higher amounts of asset purchase obligations and costs reimbursable to AFS that were accrued at year-end 2008 versus 2007. Accordingly, this resulted in higher payments made during the first quarter of 2009 as compared to the prior year period.

•	Investing Activities

Net cash provided by investing activities totaled $269 thousand for the first quarter of 2009 as compared to net cash used in investing activities totaling $10.1 million during the prior year period, an improvement of $10.4 million. The period over period net increase in cash was largely due to a decrease in the origination and funding of lease assets and notes receivable, an increase in payments received on direct financing leases and proceeds from sales of notes and lease assets. These increases were offset, in part, by a decline in payments received on notes receivable.

The decreases in purchases of lease assets and funding of notes receivable improved cash flow by $10.2 million and $125 thousand, respectively, and were primarily due to the decline in acquisition phase activity as the Fund has approached full investment. Similarly, the increase in payments received on direct financing leases improved cash flow by $157 thousand and was largely due to new assets acquired since March 31, 2008.

Partly offsetting the aforementioned increases in cash was a decrease of $335 thousand resulting from the decline in payments received on notes receivable, which decreased largely due to run-off and early termination of certain notes.

•	Financing Activities

Net cash used in financing activities totaled $4.6 million for the first quarter of 2009 as compared to $7.5 million of cash provided by financing activities during the prior year period, a decrease of $12.1 million. The net reduction in cash was primarily due to the decrease in proceeds from borrowings under the acquisition facility and receivables funding program, consistent with the period over period decline in the Company’s acquisition phase activity.

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

AFS expects that aggregate borrowings in the future may approximate as much as 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate. For detailed information on the Company’s debt obligations, see Notes 6 and 7 in Item 1. Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through March 2009.

At March 31, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 8, Commitments, as set forth in Item 1. Financial Statements).

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2009

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