Form 10-Q
period 2009-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2009-08-14
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Liability Company Units outstanding as of July 31, 2009 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$2,540	$3,050
Accounts receivable, net of allowance for doubtful accounts of $21 at June 30, 2009 and $37 at December 31, 2008	2,151	771
Notes receivable, net of unearned interest income of $673 and allowance for credit losses of $479 as of June 30, 2009 and unearned interest income of $883 and allowance for credit losses of $479 as of December 31, 2008	2,750	5,223
Due from Managing Member	14	—
Prepaid expenses and other assets	85	126
Investment in securities	259	367
Investments in equipment and leases, net of accumulated depreciation of $63,595 at June 30, 2009 and $53,467 at December 31, 2008	91,722	101,528

Total assets	$99,521	$111,065

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$328
Accrued distributions to Other Members	1,313	1,313
Other	517	1,234
Accrued interest payable	77	85
Interest rate swap contracts	1,225	1,810
Deposits due lessees	90	90
Acquisition facility obligation	1,500	5,000
Non-recourse debt	7,273	—
Receivables funding program obligation	32,558	39,916
Unearned operating lease income	1,869	2,202

Total liabilities	46,422	51,978

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	53,099	59,087

Total Members’ capital	53,099	59,087

Total liabilities and Members’ capital	$99,521	$111,065

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$6,667	$6,419	$13,428	$12,348
Direct financing leases	91	46	175	61
Interest on notes receivable	69	185	197	393
Gain on sales of assets and early termination of notes	107	23	118	23
Gain (loss) on sales of securities	8	13	(46)	27
Other interest	—	49	1	92
Other	4	6	13	12

Total revenues	6,946	6,741	13,886	12,956

Expenses:
Depreciation of operating lease assets	5,570	5,286	11,246	10,190
Asset management fees to Managing Member	318	261	599	515
Acquisition expense	85	418	127	880
Cost reimbursements to Managing Member	213	202	438	541
Amortization of initial direct costs	106	103	218	203
Interest expense	680	632	1,381	1,113
(Reversal of) provision for credit losses and doubtful accounts	(43)	20	85	43
Provision for losses on investment in securities	—	—	50	—
Professional fees	62	164	188	350
Franchise fees and taxes	35	(5)	36	5
Outside services	23	26	42	49
Other	47	94	92	188

Total operating expenses	7,096	7,201	14,502	14,077
Other income, net	528	782	695	157

Net income (loss)	$378	$322	$79	$(964)

Net income (loss):
Managing Member	$226	$227	$453	$454
Other Members	152	95	(374)	(1,418)

	$378	$322	$79	$(964)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$0.01	$(0.03)	$(0.10)
Weighted average number of Units outstanding	13,971,486	13,975,486	13,971,928	13,978,343

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2009

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	13,985,486	$74,814	$—	$74,814
Syndication costs allocation adjustment	—	8	—	8
Rescissions of capital contributions	(10,000)	(74)	—	(74)
Distributions to Other Members ($0.80 per Unit)	—	(11,179)	—	(11,179)
Distributions to Managing Member	—	—	(906)	(906)
Net (loss) income	—	(4,482)	906	(3,576)

Balance December 31, 2008	13,975,486	59,087	—	59,087
Repurchases of capital contributions	(4,000)	(26)	—	(26)
Distributions to Other Members ($0.40 per Unit)	—	(5,588)	—	(5,588)
Distributions to Managing Member	—	—	(453)	(453)
Net (loss) income	—	(374)	453	79

Balance June 30, 2009	13,971,486	$53,099	$—	$53,099

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating activities:
Net income (loss)	$378	$322	$79	$(964)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(107)	(23)	(118)	(23)
Depreciation of operating lease assets	5,570	5,286	11,246	10,190
Amortization of initial direct costs	106	103	218	203
Amortization of unearned income on direct finance leases	(91)	(46)	(175)	(61)
Amortization of unearned income on notes receivable	(69)	(185)	(197)	(393)
Provision for credit losses and doubtful accounts	(43)	20	85	43
Provision for losses on investment in securities	—	—	50	—
Gain on interest rate swap contracts	(369)	(726)	(585)	(95)
(Gain) loss on sale of securities	(8)	(13)	46	(27)
Changes in operating assets and liabilities:
Accounts receivable	(1,151)	(480)	(1,362)	(774)
Prepaid expenses and other assets	30	24	41	63
Accounts payable, Managing Member	(262)	(167)	(342)	98
Accounts payable, other	(117)	(1,034)	(717)	(848)
Accrued interest payable	6	23	(8)	26
Deposits due lessees	—	—	—	(2)
Unearned operating lease income	(414)	(32)	(333)	(171)

Net cash provided by operating activities	3,459	3,072	7,928	7,265

Investing activities:
Purchases of equipment on operating leases	(729)	(11,794)	(1,440)	(22,680)
Purchases of equipment under direct finance leases	—	(5,491)	—	(5,563)
Proceeds from sales of lease assets and early termination of notes	782	304	960	391
Payments of initial direct costs	(2)	(92)	(23)	(154)
Payments received on direct finance leases	563	238	843	361
Notes receivable advances	—	(125)	—	(250)
Proceeds from sale of investment securities	7	58	78	72
Payments received on notes receivable	324	854	796	1,661

Net cash provided by (used in) investing activities	945	(16,048)	1,214	(26,162)

Financing activities:
Borrowings under acquisition facility	1,500	6,250	4,500	10,250
Repayments under acquisition facility	(7,000)	(6,250)	(8,000)	(12,750)
Borrowings under non-recourse debt	7,583	—	7,583	—
Repayments under non-recourse debt	(310)	—	(310)	—
Borrowings under receivables funding program	—	15,664	—	31,092
Repayments under receivables funding program	(3,847)	(3,286)	(7,358)	(5,614)
Repurchases of capital contributions	—	—	(26)	(74)
Syndication costs refunded to Managing Member	—	8	—	8
Distributions to Other Members	(2,794)	(2,795)	(5,588)	(5,590)
Distributions to Managing Member	(226)	(227)	(453)	(454)

Net cash (used in) provided by financing activities	(5,094)	9,364	(9,652)	16,868

Net decrease in cash and cash equivalents	(690)	(3,612)	(510)	(2,029)
Cash and cash equivalents at beginning of period	3,230	7,534	3,050	5,951

Cash and cash equivalents at end of period	$2,540	$3,922	$2,540	$3,922

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$674	$609	$1,389	$1,087

Cash paid during the period for taxes	$65	$51	$66	$61

Schedule of non-cash transactions:
Distributions declared and payable to Other Members at period-end	$1,313	$1,313	$1,313	$1,313

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through June 30, 2009. As of June 30, 2009, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2009 and 2008 and long-lived tangible assets as of June 30, 2009 and December 31, 2008 (in thousands):

	For the six months ended June 30,
	2009	% of Total	2008	% of Total
Revenue:
United States	$12,742	92%	$11,861	91%

United Kingdom	986	7%	986	8%
Canada	158	1%	109	1%

Total International	1,144	8%	1,095	9%

Total	$13,886	100%	$12,956	100%

	As of June 30,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived tangible assets:
United States	$85,880	93%	$96,473	95%

United Kingdom	4,244	5%	5,055	5%
Canada	1,598	2%	—	0%

Total International	5,842	7%	5,055	5%

Total	$91,722	100%	$101,528	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under SFAS 157, the investment security is classified within Level 3 of the valuation hierarchy. The Company had no Level 3 assets prior to the aforementioned impaired security. The impaired investment security was disposed of during the second quarter of 2009. There were no additional impaired securities at June 30, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income, net:

The Company’s other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Foreign currency gain	$159	$56	$110	$62
Change in fair value of interest rate swap contracts	369	726	585	95

	$528	$782	$695	$157

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Company’s financial position, results of operations or cash flows. See Note 13.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 30 to 120 months and bear interest at rates ranging from 8% to 16%. The notes are secured by the equipment financed. At June 30, 2009 and December 31, 2008, the Company continued to carry an impairment loss reserve of $479 thousand related to a $499 thousand note receivable. Such impairment loss reserve was recorded in 2008. The total amount of net notes receivable placed in non-accrual status as June 30, 2009 and December 31, 2008 were nominal in amount. There were no additional impaired notes at June 30, 2009 and December 31, 2008.

As of June 30, 2009, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2009	$812
Year ending December 31, 2010	1,238
2011	571
2012	406
2013	295
2014	221
Thereafter	353

3,896
Less: portion representing unearned interest income	(673)

3,223
Unamortized indirect costs	6
Less: allowance for credit losses	(479)

Notes receivable, net	$2,750

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$1	$5	$4	$12
IDC amortization - lease assets	105	98	214	191

Total	$106	$103	$218	$203

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$93,501	$2,206	$(11,245)	$84,462
Net investment in direct financing leases	6,911	40	(668)	6,283
Assets held for sale or lease, net	130	54	(1)	183
Initial direct costs, net of accumulated amortization of $1,034 at June 30, 2009 and $946 at December 31, 2008	986	22	(214)	794

Total	$101,528	$2,322	$(12,128)	$91,722

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2009 related to asset purchase obligations.

IDC amortization expense related to operating leases and direct finance leases totaled $105 thousand and $98 thousand for the respective three-month periods ended June 30, 2009 and 2008, and $214 thousand and $191 thousand for the respective six-month periods ended June 30, 2009 and 2008 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and six months ended June 30, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $5.6 million and $5.3 million for the respective three months ended June 30, 2009 and 2008, and was approximately $11.2 million and $10.2 million for the respective six months ended June 30, 2009 and 2008.

On April 30, 2009, Chrysler Corporation filed with the United States Bankruptcy Court a petition for reorganization under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with Chrysler affirmed. While a new Chrysler has emerged from bankruptcy, and is combining operations with Fiat, payments on our affirmed leases have become delinquent. The Company, in accordance with its accounting policy has placed these respective leases on non-accrual pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of June 30, 2009 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $1.3 million for impairment as well as the collectability of the remaining unbilled direct financing lease receivables of $399 thousand and believes that, as of June 30, 2009 no probable impairment exists in either instance. However, management believes that it is reasonably possible that this estimate could change in the near term.

All of the leased property was acquired in years beginning with 2003 through 2009.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance June 30, 2009
Materials handling	$40,910	$425	$(1,886)	$39,449
Transportation, other	30,074	896	(69)	30,901
Transportation, rail	22,469	—	—	22,469
Mining	15,899	—	—	15,899
Manufacturing	12,523	—	—	12,523
Construction	10,035	20	(594)	9,461
Logging & lumber	4,728	—	—	4,728
Aircraft	3,026	—	1,706	4,732
Petro/natural gas	2,446	—	—	2,446
Data processing	937	—	—	937
Agriculture	—	98	1,411	1,509
Research	—	—	1,443	1,443
Other	3,425	—	(2,855)	570

	146,472	1,439	(844)	147,067
Less accumulated depreciation	(52,971)	(11,245)	1,611	(62,605)

Total	$93,501	$(9,806)	$767	$84,462

The average estimated residual value for assets on operating leases was 24% of the assets’ original cost at June 30, 2009 and December 31, 2008.

Direct financing leases:

As of June 30, 2009, investment in direct financing leases consists of railcars, manufacturing and materials handling equipment. During the first quarter of 2009, the Company recognized approximately $103 thousand of impairment loss related to a direct financing lease asset. There was no impairment loss recognized during the second quarter of 2009. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total minimum lease payments receivable	$3,783	$4,302
Estimated residual values of leased equipment (unguaranteed)	3,116	3,184

Investment in direct financing leases	6,899	7,486
Less unearned income	(616)	(575)

Net investment in direct financing leases	$6,283	$6,911

Net investment in direct financing leases placed in non-accrual status	$399	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At June 30, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2009	$13,554	$866	$14,420
Year ending December 31, 2010	19,252	1,231	20,483
2011	11,611	835	12,446
2012	7,812	490	8,302
2013	4,786	273	5,059
2014	2,112	88	2,200
Thereafter	798	—	798

	$59,925	$3,783	$63,708

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$213	$202	$438	$541
Asset management fees to Managing Member and/or affiliates	318	261	599	515
Acquisition and initial direct costs paid to Managing Member	88	478	144	996

	$619	$941	$1,181	$2,052

6. Non-recourse debt:

At June 30, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.40%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2009, gross lease rentals totaled approximately $8.2 million over the remaining lease terms; and the carrying value of the pledged assets is $8.4 million. The notes mature at various dates from 2010 through 2015.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with this non-recourse obligation, the Company has determined that there are no material covenants with respect to the non-recourse note that warrant footnote disclosure.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse debt (continued):

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2009	$866	$204	$1,070
Year ending December 31, 2010	1,645	308	1,953
2011	1,614	219	1,833
2012	1,613	131	1,744
2013	1,145	48	1,193
2014	227	14	241
Thereafter	163	5	168

	$7,273	$929	$8,202

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million. Originally scheduled to expire in June 2009, the Credit Facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010.

As of June 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	June 30, 2009	December 31, 2008
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,500)	(5,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(3,000)	(3,823)

Total remaining available under the acquisition and warehouse facilities	$70,500	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2008 was approximately $629 thousand.

As of June 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $54.3 million, 0.76 to 1, and 9.95 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The effective interest rate on borrowings ranged from 2.22% to 3.25% at June 30, 2009 and ranged from 1.76% to 2.69% at December 31, 2008. The weighted average interest rate on borrowings was 2.59% and 5.21% during the respective three months ended June 30, 2009 and 2008, and 2.44% and 4.88% during the respective six months ended June 30, 2009 and 2008.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivables funding program:

As of June 30, 2009, the Company had an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender receives liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related contingency triggers and is scheduled to mature in August 2011 when advances under the RF Program have to be repaid in full.

The RF Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The RF Program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

The Company had approximately $32.6 million and $39.9 million outstanding under the RF Program at June 30, 2009 and December 31, 2008, respectively. During the three months ended June 30, 2009 and 2008, the Company paid program fees, as defined in the receivables funding agreement, totaling $36 thousand and $66 thousand, respectively. During the six months ended June 30, 2009 and 2008, such fees totaled $74 thousand and $128 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of June 30, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $32.6 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 1.45% to 3.35%. As of December 31, 2008, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $39.9 million based on the difference between nominal rates ranging from 3.21% to 5.39% and the variable rates that ranged from 1.45% to 4.95%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(loss).

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with the respect to priority and the sharing of collateral pools of the Company, including the Acquisition Facility and Warehouse Facility described in Note 7 above. Among the provisions of the inter-creditor agreement are cross-default provisions and acceleration provisions requiring payment before stated maturity in a default situation.

At June 30, 2009 and December 31, 2008, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2009	Notional Balance June 30, 2009	Swap Value June 30, 2009	Payment Rate on Interest Swap Agreement
January 16, 2007	$12,365	$5,273	$5,273	$(272)	5.15%
July 2, 2007	7,222	2,648	2,648	(130)	5.39%
September 19, 2007	6,874	4,155	4,155	(226)	4.83%
January 15, 2008	10,018	5,273	5,273	(145)	3.58%
March 27, 2008	5,410	4,360	4,360	(115)	3.21%
May 16, 2008	10,194	7,553	7,553	(255)	3.69%
May 28, 2008	5,470	3,296	3,296	(82)	3.49%

	$57,553	$32,558	$32,558	$(1,225)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$6,718	$6,718	$(392)	5.15%
July 2, 2007	7,222	3,523	3,523	(195)	5.39%
September 19, 2007	6,874	4,947	4,947	(316)	4.83%
January 15, 2008	10,018	6,828	6,828	(222)	3.58%
March 27, 2008	5,410	4,788	4,788	(188)	3.21%
May 16, 2008	10,194	8,814	8,814	(371)	3.69%
May 28, 2008	5,470	4,298	4,298	(126)	3.49%

	$57,553	$39,916	$39,916	$(1,810)

The fair value of the interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, under SFAS 157, such swap contracts are classified within Level 2 of the valuation hierarchy.

At June 30, 2009, the minimum repayment schedule under the Program is as follows (in thousands):

Six Months Ending December 31, 2009	$6,777
Year ending December 31, 2010	11,258
2011	6,857
2012	4,358
2013	2,528
2014	780

$32,558

At June 30, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $32.7 million at their discounted present value.

The weighted average interest rate on the RF Program was 6.23% and 4.03% during the respective three months ended June 30, 2009 and 2008, and 6.34% and 4.53% during the respective six months ended June 30, 2009 and 2008. The RF Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2009.

9. Commitments:

At June 30, 2009, there were commitments to purchase lease assets totaling approximately $7.9 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10. Guarantees (continued):

and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

11. Member’s capital:

Units issued and outstanding were 13,971,486 and 13,975,486 at June 30, 2009 and December 31, 2008, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distributions declared	$2,794	$2,795	$5,588	$5,590
Weighted average number of Units outstanding	13,971,486	13,975,486	13,971,928	13,978,343

Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

12. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Company implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value of financial instruments (continued):

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

At June 30, 2009 and December 31, 2008, the Company’s only financial instrument that requires measurement on a recurring or non-recurring basis under SFAS 157 was its interest rate swap contracts. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurement of instruments measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities:
Interest rate swaps	$1,225	$—	$1,225	$—

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities:
Interest rate swaps	$1,810	$—	$1,810	$—

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

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value of financial instruments (continued):

Notes receivable

The Company’s notes receivable are stated at the amount at which the asset could be transferred in a current transaction, exclusive of transaction costs such as prepayment penalties.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost.

Borrowings

Borrowings include the outstanding amounts on the Company’s acquisition facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,540	$2,540	$3,050	$3,050
Notes receivable	2,750	2,750	5,223	5,223
Financial liabilities:
Non-recourse debt	7,273	7,107	—	—
Borrowings	34,058	34,058	44,916	44,916
Interest rate swap contracts	1,225	1,225	1,810	1,810

13. Subsequent events:

The Company has evaluated events subsequent to June 30, 2009 through August 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company may continue until December 31, 2021. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Company had net income of $378 thousand and $322 thousand for the second quarters of 2009 and 2008, respectively. Results for the second quarter of 2009 reflect an increase in total revenues offset, in part, by decreases in other income, net and total operating expenses.

Revenues

Total revenues for the second quarter of 2009 increased by $205 thousand, or 3%, as compared to the prior year period. The increase was mainly a result of a period over period growth in revenues from both operating and direct financing leases, and an increase in gains on sales of assets and early termination of notes. These increases were offset, in part, by decreases in interest income on notes receivable and other interest income.

Operating lease revenues increased by $248 thousand largely due to revenues derived from the Company’s purchase of lease assets since June 30, 2008. Likewise, net new investments in direct financing leases during the same period resulted in a $45 thousand increase in revenues from direct financing leases. The increase in gains on sales of assets and early termination of notes totaled $84 thousand and was attributable to increased sales activity as there was virtually none during the prior year period.

Partially offsetting the aforementioned increases was a reduction in interest earned on the Company’s notes receivable. The decrease, which totaled $116 thousand, was attributable to lower notes receivable balances, due primarily to run-off and/or prepayment of the notes. In addition, other interest income decreased by $49 thousand primarily due to a period over period decline in interest-earning cash and cash equivalent balances.

On April 30, 2009, Chrysler Corporation filed with the United States Bankruptcy Court a petition for reorganization under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with Chrysler affirmed. While a new Chrysler has emerged from bankruptcy, payments on our affirmed leases have become delinquent. The Company, in accordance with its accounting policy has placed these respective leases on non-accrual pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of June 30, 2009 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $1.3 million for impairment as well as the collectability of the remaining unbilled direct financing lease receivables of $399 thousand and believes that, as of June 30, 2009 no probable impairment exists in either instance. However, management believes that it is reasonably possible that this estimate could change in the near term.

Expenses

Total expenses for the second quarter of 2009 decreased by $105 thousand, or 1%, as compared to the prior year period. The net decrease in total expenses was primarily due to reductions in acquisition expense, professional fees, the provision for credit losses and other expense. These decreases were offset, in part, by increases in depreciation, asset management fees to AFS, interest expense and franchise fees and taxes.

The decrease in acquisition expense totaled $333 thousand and was a result of the period over period decline in acquisition phase activity as the Fund has approached full investment. Professional fees decreased by $102 thousand largely due to a period over period decline in audit and tax-related fees. The provision for credit losses decreased by $63 thousand primarily due to reserves recorded in 2008 related to certain impaired notes; and other expense decreased by $47 thousand mainly due to lower bank charges as well as marketing and entertainment expenses.

Partly offsetting the above mentioned decreases in expenses were increases of $284 thousand, $57 thousand, $48 thousand and $40 thousand in depreciation expense, asset management fees to AFS, interest expense and franchise fees and taxes, respectively.

The increase in depreciation expense was primarily due to the net increase in depreciable lease assets resulting from lease asset acquisitions since June 30, 2008. The increase in asset management fees was mainly due to the increase in asset managed by the AFS. Moreover, interest expense increased as a result of an increase in non-utilization fees and payments on the interest rate swap contracts related to the receivables funding program; and franchise fees and taxes increased due to a period over period increase in state franchise and income tax liability and estimated tax payments.

Other income, net

Other income, net for the second quarter of 2009 decreased by $254 thousand as compared to the prior year period. The decrease was mainly due to a $357 thousand unfavorable adjustment on interest rate swap contracts as a result of the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts. The aforementioned unfavorable adjustment was partially offset by a $103 thousand favorable adjustment on foreign currency transactions.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Company had net income of $79 thousand for the first six months of 2009 and a net loss of $964 thousand for the prior year period. Results for the first six months of 2009 reflect increases in total revenues and other income, net offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the first six months of 2009 increased by $930 thousand, or 7%, as compared to the prior year period. The increase was mainly a result of a period over period growth in revenues from both operating and direct financing leases, and an increase in gains on sales of assets and early termination of notes. These increases were offset, in part, by decreases in interest income on notes receivable, other interest income and gain on sales of securities.

Operating and direct financing lease revenues increased by $1.1 million and $114 thousand, respectively, due to revenues derived from operating and direct financing lease assets originated since June 2008. The increase in gains on sales of assets and early termination of notes was attributable to increased sales activity.

Partially offsetting the aforementioned increases was a reduction in interest earned on the Company’s notes receivable which declined by approximately $196 thousand. The decrease was attributable to lower notes receivable balances, due primarily to run-off and/or prepayment of the notes. In addition, other interest income decreased by $91 thousand primarily due to a period over period decline in interest-earning cash and cash equivalent balances; and gain on sale of securities decreased by $73 thousand largely due to a loss on final settlement of a security in early 2009.

Expenses

Total expenses for the first six months of 2009 increased by $425 thousand, or 3%, as compared to the prior year period. The net increase in total expenses was primarily due to increased depreciation, interest expense, asset management fees to AFS and provision for losses offset, in part, by decreased acquisition expense, professional fees, cost reimbursements to AFS and other expense.

The increase in depreciation expense totaled $1.1 million and was primarily due to the net increase in depreciable lease assets originated since June 30, 2008. The increase in interest expense totaled $268 thousand and was mainly a result of increased borrowings since early 2008 combined with an increase in non-utilization fees and payments on the interest rate swap contracts related to the receivables funding program. In addition, asset management fees paid to AFS increased by $84 thousand mainly due to the increase in assets managed by AFS. Finally, the increase in the provision for losses totaled $42 thousand and was largely due to impairment losses recognized on certain direct financing lease assets and an investment security.

Partly offsetting the above mentioned increases in expenses were decreases of $753 thousand, $162 thousand, $103 thousand and $96 thousand in acquisition expense, professional fees, costs reimbursed to AFS, and other expense, respectively. The decrease in acquisition expense was a result of the period over period decline in acquisition phase activity as the Fund has approached full investment. Professional fees decreased largely as a result of a period over period decline in audit and tax-related fees. Moreover, costs reimbursed to AFS declined primarily due to a first quarter 2008 payment of 2007 deferred costs. There were no such deferred costs paid in the first quarter of 2009; and lastly, other expense decreased mainly due to lower bank charges as well as marketing and entertainment expenses.

Other income, net

Other income, net for the first six months of 2009 increased by $538 thousand as compared to the prior year period. The increase was mainly due to a $490 thousand favorable adjustment on interest rate swap contracts as a result of the decline in the notional balance of outstanding contracts since June 30, 2008 offset, in part, by the impact of the lower interest rate environment.

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

The change in the Company’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 is as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Net cash provided by operating activities during the second quarter of 2009 increased by $387 thousand as compared to the prior year period. The net increase in cash flow was mainly due to a reduction in payments made against accounts payable and accrued liabilities, combined with an increase in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense. These increases were offset, in part, by increased levels of accounts receivable, and reduced unearned operating lease income.

The reduction in payments made against accounts payable improved cash flow by $822 thousand and was mainly attributable to higher amounts of asset purchase obligations that were accrued during the first quarter of 2008 and subsequently paid during the second quarter of 2008. The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $629 thousand and was mainly a result of the increase in operating lease revenues combined with reduced acquisition expense and professional fees.

As a partial offset, the increased levels of accounts receivable reduced cash flow by $671 thousand and was primarily due to increased amounts of billings accrued during the second quarter of 2009 versus the same period in 2008. Moreover, the decrease in unearned operating lease income reduced cash by $382 thousand and was primarily due to a period over period decline in prepaid rents received.

•	Investing Activities

Net cash provided by investing activities totaled $945 thousand for the second quarter of 2009 as compared to net cash used in investing activities totaling $16.0 million during the prior year period, an increase of $17.0 million. The period over period net increase in cash flow was largely due to decreases in the origination and funding of lease assets and notes receivable, and increases in proceeds from sales of lease assets and early termination of notes, and in payments received on direct financing leases. These increases were offset, in part, by a decline in payments received on notes receivable.

The decreases in purchases of lease assets and funding of notes receivable improved cash flow by $16.6 million and $125 thousand, respectively, and were primarily due to the decline in acquisition phase activity as the Fund has approached full investment. Cash flow from the increase in proceeds from sales of lease assets and early termination of notes totaled $478 thousand. The increase in proceeds was a result of a period over period increase in sales activity. Similarly, the increase in payments received on direct financing leases improved cash flow by $325 thousand and was largely due to income realized from assets acquired primarily during 2008.

Partly offsetting the aforementioned increases in cash was a decrease of $530 thousand resulting from the decline in payments received on notes receivable, which decreased largely due to run-off and early termination of certain notes.

•	Financing Activities

Net cash used in financing activities totaled $5.1 million for the second quarter of 2009 as compared to cash provided by financing activities totaling $9.4 million during the prior year period, a decrease of $14.5 million. The net reduction in cash was primarily due to a $21.7 million decrease in proceeds from borrowings under the acquisition facility and receivables funding program offset, in part, by a $7.3 million increase in non-recourse debt which the Company utilized during the second quarter of 2009. The decrease in net borrowings is consistent with the period over period decline in the Company’s acquisition phase activity.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Net cash provided by operating activities during the first six months of 2009 increased by $663 thousand as compared to the prior year period. The net increase in cash flow was mainly due to an increase in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense offset, in part, by increased levels of accounts receivable, increased payments made against accounts payable and accrued liabilities and reduced unearned operating lease income.

The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $1.8 million and was mainly a result of a 9% increase in operating lease revenues combined with decreases of 86% and 46% in acquisition expense and professional fees, respectively.

As a partial offset, the increased levels of accounts receivable reduced cash flow by $588 thousand and was primarily due to increased amounts of billings accrued during the first six months of 2009 versus the same period in 2008. The increase in billings represents incremental revenues from assets acquired since early 2008. The increase in payments made against accounts payable reduced cash by $309 thousand and was mainly attributable to higher amounts of asset purchase obligations and costs reimbursable to AFS that were accrued at year-end 2008 versus 2007.

Accordingly, this resulted in higher payments made during the first quarter of 2009 as compared to the prior year period. Likewise, the decrease in unearned operating lease income reduced cash flow by $162 thousand and was primarily due to a period over period decrease in prepaid rents received.

•	Investing Activities

Net cash provided by investing activities totaled $1.2 million for the first six months of 2009 as compared to net cash used in investing activities totaling $26.2 million during the prior year period, an increase of $27.4 million. The net increase in cash flow was largely due to decreases in the origination and funding of lease assets and notes receivable, and increases in proceeds from sales of lease assets and early termination of notes, and in payments received on direct financing leases. These increases were offset, in part, by a decline in payments received on notes receivable.

The decreases in purchases of lease assets and funding of notes receivable improved cash flow by $26.8 million and $250 thousand, respectively, and were primarily due to the decline in acquisition phase activity as the Fund has approached full investment. Cash flow from the increase in proceeds from sales of lease assets and early termination of notes totaled $569 thousand and was attributable to a period over period increase in sales activity. Likewise, the increase in payments received on direct financing leases improved cash flow by $482 thousand and was largely due to income realized from assets acquired primarily during 2008.

Partly offsetting the aforementioned increases in cash was a decrease of $865 thousand resulting from the decline in payments received on notes receivable, which decreased largely due to run-off and early termination of certain notes.

•	Financing Activities

Net cash used in financing activities totaled $9.6 million for the first six months of 2009 as compared to cash provided by financing activities totaling $16.9 million during the prior year period, a decrease of $26.5 million. The net reduction in cash was primarily due to a $33.8 million decrease in proceeds from borrowings under the acquisition facility and receivables funding program offset, in part, by a $7.3 million increase in non-recourse debt which the Company utilized during the second quarter of 2009. The decrease in net borrowings is consistent with the period over period decline in the Company’s acquisition phase activity.

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

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions.

Receivable funding program

In addition to the Credit Facility, as of June 30, 2009, the Company had an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of June 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

Under both the RF Program and Credit Facility:

Minimum Tangible Net Worth: $15 million

Leverage Ratio (leverage to Tangible Net Worth): not to exceed 1.25 to 1

Under the Credit Facility Only:

Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility.

EBITDA to Interest Ratio: Not less than 2 to 1 for the four fiscal quarters just ended.

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP, and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $54.3 million, 0.76 to 1, and 9.95 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with generally accepted accounting principles (“GAAP”). The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the six months ended June 30, 2009 (in thousands):

Net income - GAAP basis	$79
Interest expense	1,381
Depreciation and amortization	11,246
Amortization of initial direct costs	218
Provision for doubtful accounts	85
Provision for losses on investment in securities	50
Change in fair value of interest rate swap contracts	(585)
Payments received on direct finance leases	843
Payments received on notes receivable	796
Amortization of unearned income on direct finance leases	(175)
Amorization of unearned income on notes receivable	(197)

EBITDA (for Credit Facility financial covenant calculation only)	$13,741

Events of default, cross-defaults, recourse and security

The terms of both of the Facilities include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of either of the Facilities should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the Facilities. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with respect to priority and the sharing of collateral pools of the Company, including under the Acquisition Facility and Warehouse Facility. Among the provisions of the inter-creditor agreement are cross-default provisions among the Credit Facility and the RF Program.

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph, and in connection with the RF Program, as noted above. The Facilities are cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth with respect to the Credit Facility, and $2.5 million with respect to the RF Program. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.”

AFS expects that aggregate borrowings in the future may approximate as much as 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate. For detailed information on the Company’s debt obligations, see Notes 6 through 8 in Item 1. Financial Statements.

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of June 30, 2009 through its results of operation. The Company also considered the net book value of the equipment underlying the lease contracts of $1.3 million for impairment as well as the collectability of the remaining unbilled direct financing lease receivables of $399 thousand and believes that, as of June 30, 2009 no probable impairment exists in either instance. However, management believes that it is reasonably possible that this estimate could change in the near term.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through June 2009.

At June 30, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2009

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