Form 10-Q
period 2009-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2009-11-16
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Liability Company Units outstanding as of October 31, 2009 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$8,923	$3,050
Accounts receivable, net of allowance for doubtful accounts of $32 at September 30, 2009 and $37 at December 31, 2008	390	771
Notes receivable, net of unearned interest income of $521 as of September 30, 2009 and unearned interest income of $883 and allowance for credit losses of $479 as of December 31, 2008	2,503	5,223
Prepaid expenses and other assets	147	126
Investment in securities	248	367
Investments in equipment and leases, net of accumulated depreciation of $64,618 at September 30, 2009 and $53,467 at December 31, 2008	92,467	101,528

Total assets	$104,678	$111,065

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$212	$328
Accrued distributions to Other Members	1,313	1,313
Other	485	1,234
Accrued interest payable	121	85
Interest rate swap contracts	1,172	1,810
Deposits due lessees	90	90
Acquisition facility obligation	—	5,000
Non-recourse debt	19,647	—
Receivables funding program obligation	29,344	39,916
Unearned operating lease income	2,070	2,202

Total liabilities	54,454	51,978

Commitments and contingencies
Total Members’ capital	50,224	59,087

Total liabilities and Members’ capital	$104,678	$111,065

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$6,600	$6,634	$20,028	$18,982
Direct financing leases	232	56	407	117
Interest on notes receivable	61	147	258	540
Gain on sales of assets and early termination of notes	3	479	121	502
(Loss) gain on sales of securities	—	—	(46)	27
Other interest	3	24	4	116
Other	14	36	27	48

Total revenues	6,913	7,376	20,799	20,332

Expenses:
Depreciation of operating lease assets	5,361	5,482	16,607	15,672
Asset management fees to Managing Member	351	441	950	956
Acquisition expense	6	293	133	1,173
Cost reimbursements to Managing Member	248	208	686	749
Amortization of initial direct costs	105	106	323	309
Interest expense	667	641	2,048	1,754
Provision for losses and doubtful accounts	81	31	166	74
Provision for losses on investment in securities	—	—	50	—
Professional fees	110	13	298	363
Franchise fees and taxes	29	—	65	5
Outside services	18	50	60	99
Other	11	39	103	227

Total operating expenses	6,987	7,304	21,489	21,381
Other income (expense) , net	221	(105)	916	52

Net income (loss)	$147	$(33)	$226	$(997)

Net income (loss):
Managing Member	$227	$226	$680	$680
Other Members	(80)	(259)	(454)	(1,677)

	$147	$(33)	$226	$(997)

Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.02)	$(0.03)	$(0.12)
Weighted average number of Units outstanding	13,971,486	13,975,486	13,971,779	13,977,384

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2009

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2007	13,985,486	$74,814	$—	$74,814
Syndication costs allocation adjustment	—	8	—	8
Rescissions of capital contributions	(10,000)	(74)	—	(74)
Distributions to Other Members ($0.80 per Unit)	—	(11,179)	—	(11,179)
Distributions to Managing Member	—	—	(906)	(906)
Net (loss) income	—	(4,482)	906	(3,576)

Balance December 31, 2008	13,975,486	59,087	—	59,087
Repurchases of capital contributions	(4,000)	(26)	—	(26)
Distributions to Other Members ($0.60 per Unit)	—	(8,383)	—	(8,383)
Distributions to Managing Member	—	—	(680)	(680)
Net (loss) income	—	(454)	680	226

Balance September 30, 2009	13,971,486	$50,224	$—	$50,224

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating activities:
Net income (loss)	$147	$(33)	$226	$(997)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(3)	(479)	(121)	(502)
Depreciation of operating lease assets	5,361	5,482	16,607	15,672
Amortization of initial direct costs	105	106	323	309
Amortization of unearned income on direct finance leases	(232)	(56)	(407)	(117)
Amortization of unearned income on notes receivable	(61)	(147)	(258)	(540)
Provision for losses and doubtful accounts	81	31	166	74
Provision for losses on investment in securities	—	—	50	—
Change in fair value of interest rate swap contracts	(54)	13	(639)	(82)
Gain (loss) on sale of securities	—	—	46	(27)
Changes in operating assets and liabilities:
Accounts receivable	1,750	1,018	388	296
Prepaid expenses and other assets	(62)	(85)	(21)	(22)
Accounts payable, Managing Member	226	(219)	(116)	(121)
Accounts payable, other	(32)	5	(749)	(843)
Accrued interest payable	44	(10)	36	16
Deposits due lessees	—	—	—	(2)
Unearned operating lease income	201	346	(132)	175

Net cash provided by operating activities	7,471	5,972	15,399	13,289

Investing activities:
Purchases of equipment on operating leases	(458)	(3,053)	(1,898)	(25,733)
Purchases of equipment under direct finance leases	(6,054)	(428)	(6,054)	(5,991)
Proceeds from sales of lease assets and early termination of notes	19	1,380	979	1,771
Payments of initial direct costs	(53)	(136)	(76)	(290)
Payments received on direct finance leases	533	205	1,376	566
Notes receivable advances	—	—	—	(250)
Payments received on notes receivable	286	684	1,082	2,293
Proceeds from sale of investment securities	1	42	79	114

Net cash used in investing activities	(5,726)	(1,306)	(4,512)	(27,520)

Financing activities:
Borrowings under acquisition facility	500	5,000	5,000	15,250
Repayments under acquisition facility	(2,000)	(1,500)	(10,000)	(14,250)
Borrowings under non-recourse debt	12,836	—	20,419	—
Repayments under non-recourse debt	(462)	—	(772)	—
Borrowings under receivables funding program	—	—	—	31,092
Repayments under receivables funding program	(3,214)	(3,612)	(10,572)	(9,226)
Repurchases of capital contributions	—	—	(26)	(74)
Syndication costs refunded to Managing Member	—	—	—	8
Distributions to Other Members	(2,795)	(2,795)	(8,383)	(8,385)
Distributions to Managing Member	(227)	(226)	(680)	(680)

Net cash provided by (used in) financing activities	4,638	(3,133)	(5,014)	13,735

Net increase (decrease) in cash and cash equivalents	6,383	1,533	5,873	(496)
Cash and cash equivalents at beginning of period	2,540	3,922	3,050	5,951

Cash and cash equivalents at end of period	$8,923	$5,455	$8,923	$5,455

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$623	$651	$2,012	$1,738

Cash paid during the period for taxes	$—	$2	$66	$63

Schedule of non-cash transactions:
Distributions declared and payable to Other Members at period-end	$1,313	$1,313	$1,313	$1,313

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through September 30, 2009. As of September 30, 2009, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 16, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2009 and 2008 and long-lived tangible assets as of September 30, 2009 and December 31, 2008 (in thousands):

	For the nine months ended September 30,
	2009	% of Total	2008	% of Total
Revenue
United States	$19,052	92%	$18,691	92%

United Kingdom	1,480	7%	1,480	7%
Canada	267	1%	161	1%

Total International	1,747	8%	1,641	8%

Total	$20,799	100%	$20,332	100%

	As of September 30,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$87,138	94%	$96,473	95%

United Kingdom	3,839	4%	5,055	5%
Canada	1,490	2%	—	0%

Total International	5,329	6%	5,055	5%

Total	$92,467	100%	$101,528	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, the investment security is classified within Level 3 of the valuation hierarchy. The Company had no Level 3 assets prior to the aforementioned impaired security. The impaired investment security was disposed of during the second quarter of 2009. There were no additional impaired securities at September 30, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income (expense), net:

The Company’s other income (expense), net for the three and nine months ended September 30, 2009 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Foreign currency gain (loss)	$167	$(92)	$277	$(30)
Change in fair value of interest rate swap contracts	54	(13)	639	82

Total	$221	$(105)	$916	$52

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

September 15, 2009. The Company adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

The Derivatives and Hedging Topic of the FASB Accounting Standards Codification requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8% to 16%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016

There were no impaired notes at September 30, 2009. At December 31, 2008, the Company had a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. The impaired note was subsequently written-off during the third quarter of 2009. There were no notes receivable placed in non-accrual status as of September 30, 2009. As of December 31, 2008, the total amount of net notes receivable placed in non-accrual status was nominal in amount.

As of September 30, 2009, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2009	$281
Year ending December 31, 2010	892
2011	571
2012	405
2013	295
2014	221
Thereafter	354

3,019
Less: portion representing unearned interest income	(521)

2,498
Unamortized indirect costs	5

Notes receivable, net	$2,503

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$2	$3	$6	$15
IDC amortization - lease assets	103	103	317	294

Total	$105	$106	$323	$309

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$93,501	$466	$(16,607)	$77,360
Net investment in direct financing leases	6,911	8,200	(969)	14,142
Assets held for sale or lease, net	130	140	—	270
Impairment loss reserve	—	(49)	—	(49)
Initial direct costs, net of accumulated amortization of $1,109 at September 30, 2009 and $946 at December 31, 2008	986	75	(317)	744

Total	$101,528	$8,832	$(17,893)	$92,467

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2009 related to asset purchase obligations.

IDC amortization expense related to operating leases and direct finance leases totaled $103 thousand and $103 thousand for the respective three-month periods ended September 30, 2009 and 2008, and $317 thousand and $294 thousand for the respective nine-month periods ended September 30, 2009 and 2008 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the third quarter of 2009, the Company deemed certain inventoried lease assets to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $49 thousand which reduced the cost basis of the assets. Such fair value adjustment is non-recurring. Under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, the impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect third party information that are unobservable in the market. There were no impairment losses prior to the third quarter of 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $5.4 million and $5.5 million for the respective three months ended September 30, 2009 and 2008, and was approximately $16.6 million and $15.7 million for the respective nine months ended September 30, 2009 and 2008.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2009, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the net book value of the equipment underlying the lease contracts of $1.2 million for impairment as well as the collectability of the remaining unbilled direct financing lease receivables of $200 thousand and believes that, as of September 30, 2009 no probable impairment exists in either instance.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

All of the leased property was acquired in years beginning with 2003 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Materials handling	$40,910	$425	$(2,087)	$39,248
Transportation, other	30,074	897	(70)	30,901
Transportation, rail	22,469	—	—	22,469
Manufacturing	12,523	—	—	12,523
Construction	10,035	478	(837)	9,676
Mining	15,899	—	(6,325)	9,574
Aircraft	3,026	—	1,706	4,732
Logging & lumber	4,728	—	—	4,728
Petro/natural gas	2,446	—	—	2,446
Agriculture	—	98	1,411	1,509
Research	—	—	1,443	1,443
Data processing	937	—	—	937
Other	3,425	—	(2,855)	570

	146,472	1,898	(7,614)	140,756
Less accumulated depreciation	(52,971)	(16,607)	6,182	(63,396)

Total	$93,501	$(14,709)	$(1,432)	$77,360

The average estimated residual value for assets on operating leases was 24% of the assets’ original cost at September 30, 2009 and December 31, 2008.

Direct financing leases:

As of September 30, 2009, investment in direct financing leases consists of railcars, manufacturing, mining and materials handling equipment. During the first quarter of 2009, the Company recognized approximately $103 thousand of impairment loss related to a direct financing lease asset. There was no impairment loss recognized during the second and third quarters of 2009. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total minimum lease payments receivable	$19,345	$4,302
Estimated residual values of leased equipment (unguaranteed)	4,924	3,184

Investment in direct financing leases	24,269	7,486
Less unearned income	(10,127)	(575)

Net investment in direct financing leases	$14,142	$6,911

Net investment in direct financing leases placed in non-accrual status	$200	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At September 30, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2009	$5,857	$1,100	$6,957
Year ending December 31, 2010	19,258	3,530	22,788
2011	11,696	3,134	14,830
2012	7,892	2,789	10,681
2013	4,847	2,572	7,419
2014	2,152	2,388	4,540
Thereafter	798	3,832	4,630

	$52,500	$19,345	$71,845

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$248	$208	$686	$749
Asset management fees to Managing Member and/or affiliates	351	441	950	956
Acquisition and initial direct costs paid to Managing Member	59	420	203	1,416

	$658	$1,069	$1,839	$3,121

6. Non-recourse debt:

At September 30, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2009, gross operating lease rentals and future payments on direct financing leases totaled approximately $23.7 million over the remaining lease terms; and the carrying value of the pledged assets is $16.2 million. The notes mature at various dates from 2010 through 2016.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse debt (continued):

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2009	$767	$302	$1,069
Year ending December 31, 2010	3,159	1,093	4,252
2011	3,232	900	4,132
2012	3,343	701	4,044
2013	2,993	499	3,492
2014	2,202	339	2,541
Thereafter	3,951	240	4,191

	$19,647	$4,074	$23,721

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

As of September 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	September 30, 2009	December 31, 2008
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(5,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	—	(3,823)

Total remaining available under the acquisition and warehouse facilities	$75,000	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2008 was approximately $629 thousand.

As of September 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

As of and for the nine-month period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $51.4 million, 0.96 to 1, and 10.05 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. During the third quarter of 2009, the Company has repaid all outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings was 3.03% and 2.48% for the three and nine months ended September 30, 2009, respectively. As of December 31, 2008, the effective interest rate on borrowings ranged from 1.76% to 2.69%; and the weighted average interest rate on borrowings was 4.36% and 4.74% for the three and nine months ended September 30, 2008.

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

As of September 30, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivables funding program:

As of September 30, 2009, the Company had an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender receives liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related contingency triggers and is scheduled to mature in August 2011 when advances under the RF Program have to be repaid in full.

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

The Company had approximately $29.3 million and $39.9 million outstanding under the RF Program at September 30, 2009 and December 31, 2008, respectively. During the three months ended September 30, 2009 and 2008, the Company paid program fees, as defined in the receivables funding agreement, totaling $34 thousand and $47 thousand, respectively. During the nine months ended September 30, 2009 and 2008, such fees totaled $108 thousand and $175 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of September 30, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $29.3 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.92% to 3.35%. As of December 31, 2008, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $39.9 million based on the difference between nominal rates ranging from 3.21% to 5.39% and the variable rates that ranged from 1.45% to 4.95%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(loss).

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

At September 30, 2009 and December 31, 2008, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2009	Notional Balance September 30, 2009	Swap Value September 30, 2009	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$4,892	$4,892	$(243)	5.15%
July 2, 2007	7,222	2,278	2,278	(113)	5.39%
September 19, 2007	6,874	3,784	3,784	(216)	4.83%
January 15, 2008	10,018	4,540	4,540	(136)	3.58%
March 27, 2008	5,410	4,141	4,141	(255)	3.21%
May 16, 2008	10,194	6,910	6,910	(135)	3.69%
May 28, 2008	5,470	2,799	2,799	(74)	3.49%

	$57,553	$29,344	$29,344	$(1,172)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$6,718	$6,718	$(392)	5.15%
July 2, 2007	7,222	3,523	3,523	(195)	5.39%
September 19, 2007	6,874	4,947	4,947	(316)	4.83%
January 15, 2008	10,018	6,828	6,828	(222)	3.58%
March 27, 2008	5,410	4,788	4,788	(188)	3.21%
May 16, 2008	10,194	8,814	8,814	(371)	3.69%
May 28, 2008	5,470	4,298	4,298	(126)	3.49%

	$57,553	$39,916	$39,916	$(1,810)

The fair value of the interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, such swap contracts are classified within Level 2 of the valuation hierarchy.

At September 30, 2009, the minimum repayment schedule under the Program is as follows (in thousands):

Three months ending December 31, 2009	$3,563
Year ending December 31, 2010	11,258
2011	6,857
2012	4,358
2013	2,528
2014	780

$29,344

At September 30, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $29.8 million at their discounted present value.

The weighted average interest rate on the RF Program was 5.54% and 5.33% during the respective three months ended September 30, 2009 and 2008, and 6.11% and 5.70% during the respective nine months ended September 30, 2009 and 2008. The RF Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2009.

9. Commitments:

At September 30, 2009, there were commitments to purchase lease assets totaling approximately $6.0 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

11. Member’s capital:

Units issued and outstanding were 13,971,486 and 13,975,486 at September 30, 2009 and December 31, 2008, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distributions declared	$2,795	$2,795	$8,383	$8,385
Weighted average number of Units outstanding	13,971,486	13,975,486	13,971,779	13,977,384

Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

12. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At September 30, 2009 and December 31, 2008, only the Company’s interest rate swap contracts were measured on a recurring basis. In addition, at September 30, 2009, the Company measured the fair value of impaired off-lease assets on a non-recurring basis. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

Impaired off-lease assets

During the third quarter of 2009, the Company deemed certain inventoried lease assets to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $49 thousand which reduced the cost basis of the assets. Such fair value adjustment is non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect third party information that are unobservable in the market. There were no impaired lease assets as of December 31, 2008. The Company had no Level 3 lease assets prior to the third quarter of 2009.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$126	$—	$—	$126

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$1,172	$—	$1,172	$—

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$1,810	$—	$1,810	$—

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value of financial instruments (continued):

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$8,923	$8,923	$3,050	$3,050
Notes receivable	2,503	2,503	5,223	5,223

Financial liabilities:
Non-recourse debt	19,647	19,599	—	—
Borrowings	29,344	29,344	44,916	44,916
Interest rate swap contracts	1,172	1,172	1,810	1,810

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Company had net income of $147 thousand for the third quarter of 2009 as compared to a net loss of $33 thousand for the third quarter of 2008. Results for the third quarter of 2009 reflect an increase in other income, net and decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2009 decreased by $463 thousand, or 6%, as compared to the prior year period. The decrease was primarily due to a decline in gains recognized on the sales of lease assets and early termination of notes as well as the reduction in interest income on the notes receivable. These aforementioned decreases were offset, in part, by an increase in direct financing lease revenues.

The decline in gains on sales of lease assets and early termination of notes totaled $476 thousand and was primarily attributable to the lower demand for the type of lease assets sold during the current quarter as compared to assets sold during the prior year period, coupled with the period over period decline in notes that terminated before their scheduled maturities; and interest income on the notes receivable was reduced by $86 thousand as a result of maturities and/or early termination of the notes.

Partially offsetting the aforementioned decreases in revenues was a $176 thousand increase in direct financing lease revenues, which was attributable to a new lease that commenced in September 2009.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2009, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2009.

Expenses

Total expenses for the third quarter of 2009 decreased by $317 thousand, or 4%, as compared to the prior year period on lower acquisition expense, depreciation expense and asset management fees paid to AFS. These decreases were offset, in part, by increases in professional fees, provision for losses, and cost reimbursements to AFS.

The decrease in acquisition expense totaled $287 thousand and was a result of the period over period decline in acquisition phase activity as the Fund has approached full investment. Depreciation expense was reduced by $121 thousand primarily due to the termination of an operating lease asset which was subsequently re-leased as a direct financing lease; and asset management fees paid to AFS declined by $90 thousand mainly due to a period over period decline in managed assets and related rents.

Partly offsetting the above mentioned decreases in expenses were increases of $97 thousand, $50 thousand and $40 thousand in professional fees, provision for losses, and cost reimbursements to AFS. The increase in professional fees was mainly attributable to a period over period increase in legal fees primarily related to the new direct financing lease. The provision for losses increased as a result of impairment losses recognized on certain inventoried lease assets; and costs reimbursed to AFS increased mainly due to higher administrative costs.

Other income, net

The Company recorded other income, net totaling $221 thousand for the third quarter of 2009 as compared to other expense, net of $105 thousand for the prior year period, a $326 thousand net increase. The net increase in other income, net was a result of a $259 thousand favorable change in foreign currency transaction gains and losses recognized during the third quarter of 2009 as compared to the prior year period, coupled with a $67 thousand favorable change in the fair value of the Company’s interest rate swap contracts.

The increase in foreign currency gains was largely due to the quarter over quarter weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions; and the increase in the value of the interest rate swaps was mostly driven by the decline in the notional balance of outstanding contracts since September 30, 2008 offset, in part, by the impact of the lower interest rate environment.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Company had net income of $226 thousand for the first nine months of 2009 as compared to a net loss of $997 thousand for the prior year period. Results for the first nine months of 2009 reflect increases in total revenues and other income, net offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the first nine months of 2009 increased by $467 thousand, or 2%, as compared to the prior year period. The increase was mainly a result of a period over period growth in revenues from both operating and direct financing leases offset, in part, by decreases in gains recognized on the sales of lease assets and early termination of notes, interest income on notes receivable, other interest income and gain on sales of securities.

Operating and direct financing lease revenues increased by $1.0 million and $290 thousand, respectively, due to revenues derived from operating and direct financing lease assets originated since September 2008.

Partially offsetting the aforementioned increases in revenues was a reduction in gains on sales of lease assets and early termination of notes, which declined by approximately $381 thousand mostly due to the lower demand for the type of lease assets sold during 2009 as compared to assets sold during the prior year, coupled with and the period over period decline in notes that terminated before their scheduled maturities. Likewise, interest income on the notes receivable was reduced by $282 thousand as a result of maturities and/or early termination of the notes. Moreover, other interest income declined primarily due to the change in the account nature to a non-interest bearing account to ensure maximum Federal Deposit Insurance Corporation (“FDIC”) insurance coverage on deposits; and gain on sale of securities decreased by $73 thousand largely due to a loss on final settlement of a security in early 2009.

Expenses

Total expenses for the first nine months of 2009 increased by $108 thousand, or 1%, as compared to the prior year period. The net increase in total expenses was primarily due to increased depreciation, interest expense and provision for losses offset, in part, by decreased acquisition expense, other expense and professional fees.

The increase in depreciation expense totaled $935 thousand and was primarily due to the net increase in depreciable lease assets originated since September 30, 2008. The increase in depreciation expense was slightly reduced by the third quarter 2009 termination of an operating lease which was re-leased as a direct financing lease as previously noted. The increase in interest expense totaled $294 thousand and was mainly a result of increased borrowings since early 2008 combined with an increase in non-utilization fees and payments on the interest rate swap contracts related to the receivables funding program. In addition, the provision for losses increased by $92 thousand due to impairment losses recognized on certain inventoried lease assets and direct financing lease assets.

Partly offsetting the above mentioned increases in expenses were decreases of $1.0 million, $124 thousand and $65 thousand in acquisition expense, other expense and professional fees, respectively. The decrease in acquisition expense was a result of the period over period decline in acquisition phase activity as the Fund has approached full investment. Other expense declined as the prior year amount included fees related to the amendment of the Company’s receivables funding credit facility. In addition, the change in the nature of the Company’s bank account to a non-interest bearing account resulted in lower bank charges. Finally, professional fees declined largely as a result of a period over period decline in audit and tax-related fees offset, in part, by increased legal fees primarily related to the new direct financing lease.

Other income, net

Other income, net for the third quarter of 2009 increased by $864 thousand as compared to the prior year period. The net increase in other income, net was a result of a $557 thousand favorable change in the fair value of the Company’s interest rate swap contracts, combined with a $307 thousand favorable foreign currency transaction gains and losses recognized during the third quarter of 2009 as compared to the prior year period.

The increase in the value of the interest rate swaps was mostly driven by the decline in the notional balance of outstanding contracts since September 30, 2008 offset, in part, by the impact of the lower interest rate environment; and the increase in foreign currency gains was largely due to the year over year weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

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

The change in the Company’s cash flow for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 is as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Net cash provided by operating activities during the third quarter of 2009 increased by $1.5 million as compared to the prior year period. The net increase in cash flow was mainly due to increased collections of accounts receivable, a favorable current quarter over quarter change in accounts payable and accrued liabilities, and improved results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense. These increases were offset, in part, by a reduction in unearned operating lease income.

The increase in collections of accounts receivable improved cash flow by $732 thousand and was mainly a result of higher amounts of billings accrued at the end of the second quarter of 2009 versus the same period in 2008. Accordingly, this resulted in higher amounts of receivables collected during the third quarter of 2009 as compared to the prior year period. Likewise, the favorable current quarter over quarter change in accounts payable and accrued liabilities improved cash flow by $462 thousand. The increase was primarily due to period-end accruals related to costs reimbursable to AFS. Moreover, the net improvement in operating results, as adjusted for non-cash items, improved cash flow by $427 and was mainly a result of the increase in direct financing lease revenues combined with the decreased in acquisition expense and asset management fees paid to AFS.

As a partial offset, the decrease in unearned operating lease income reduced cash by $145 thousand and was primarily due to a period over period decline in prepaid rents received.

•	Investing Activities

Net cash used in investing activities during the third quarter of 2009 increased by $4.4 million as compared to the prior year period. The net decrease in cash flow reflects approximately $6.1 million of cash used to refurbish existing assets relative to a new direct financing lease. Moreover, cash flow was unfavorably impacted by a $1.4 million decline in proceeds from sales of lease assets and early termination of notes. The decrease in proceeds is reflective of the type and quantity of assets sold, as well as the period over period reduction in early termination of the notes. Cash flow was also unfavorably impacted by a $398 thousand reduction in payments received on notes receivable. The decrease was primarily due to run-off and early termination of the notes.

Partly offsetting the aforementioned decreases in cash flow were increases totaling $2.6 million and $328 thousand resulting from reduced asset purchases and increased payments received on direct financing leases, respectively. The decrease in purchases of lease assets was primarily due to the decline in acquisition phase activity as the Fund has approached full investment; and the increase in payments received on direct financing leases was primarily attributable to a new lease that commenced in September 2009

•	Financing Activities

Net cash provided by financing activities totaled $4.6 million for the third quarter of 2009 as compared to cash used in financing activities totaling $3.1 million for the third quarter of 2008, an increase of $7.8 million. The net increase in cash flow was largely due to approximately $12.8 million of new non-recourse debt related to the refurbishment and re-leasing of certain existing assets. This increase in cash flow was offset, in part, by a $4.5 million decrease in borrowings against the Company’s credit facility, which is consistent with the decline in acquisition phase activity.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Net cash provided by operating activities during the first nine months of 2009 increased by $2.1 as compared to the prior year period. The net increase in cash flow was mainly due to an increase in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, a favorable current year-to-date change in accounts payable and accrued liabilities and increased collections of accounts receivable. These increases were offset, in part, by a reduction in unearned operating lease income.

The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $2.2 million and was mainly a result of increases in both operating lease and direct financing lease revenues totaling $1.0 million and $290 thousand, respectively. Operating results also improved due to a $1.0 million reduction in acquisition expense.

Likewise, the favorable current year-to-date change in accounts payable and accrued liabilities improved cash flow by $119 thousand. The increase was attributable to higher amounts of accruals related to asset purchase obligations paid during 2008. Moreover, the increase in collections of accounts receivable improved cash flow by $91 thousand and was mainly a result of higher amounts of billings recorded during the first nine months of 2009 versus the same period in 2008, representing incremental revenues from assets acquired since early 2008. Accordingly, this resulted in higher amounts of receivables collected during the first nine months of 2009 versus the prior year period.

As a partial offset, the decrease in unearned operating lease income reduced cash by $307 thousand and was primarily due to a period over period decline in prepaid rents received.

•	Investing Activities

Net cash used in investing activities during the first nine months of 2009 declined by $23.0 million as compared to the prior year period. The net decrease in cash used (increase in cash flow) was largely due to decreases in the origination and funding of lease assets and notes receivable, and an increase in payments received on direct financing leases. These increases in cash flow were offset, in part, by a decline in payments received on the notes and reduced proceeds from sales of lease assets and early termination of notes.

The reduction in purchases of lease assets and funding of notes receivable improved cash flow by $23.8 million and $250 thousand, respectively, and were primarily due to the decline in acquisition phase activity as the Fund has approached full investment. Similarly, the increase in payments received on direct financing leases improved cash flow by $810 thousand and was largely due to income realized from assets acquired primarily during 2008.

Partly offsetting the aforementioned increases in cash were decreases in payments received on notes receivable and proceeds from sales of lease assets and early termination of notes totaling $1.2 million and $792 thousand, respectively. The decline in payments received on notes receivable was mainly due to run-off and early termination of certain notes; and the decline in proceeds from sales of lease assets and early termination of notes is reflective of the type and quantity of assets sold, and a period over period decrease in early termination of notes.

•	Financing Activities

Net cash used in financing activities totaled $5.0 million for the first nine months of 2009 as compared to cash provided by financing activities totaling $13.7 million during the prior year period, a decrease of $18.7 million. The net reduction in cash was primarily due to a $38.4 million decrease in proceeds from borrowings, net of repayments, under the acquisition facility and receivables funding program. The decrease in net borrowings from the credit facilities is consistent with the decline in the Company’s acquisition phase activity.

Partially offsetting the aforementioned decrease in cash flow was a $19.6 million increase in non-recourse debt. As previously noted, approximately $12.8 million of new non-recourse debt was utilized during the third quarter of 2009 and is related to the refurbishment and re-leasing of certain existing assets.

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

Receivable funding program

In addition to the Credit Facility, as of September 30, 2009, the Company had an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of September 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of and for the nine-month period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF

Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $51.4 million, 0.96 to 1, and 10.05 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with generally accepted accounting principles (“GAAP”). The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the nine months ended September 30, 2009 (in thousands):

Net income - GAAP basis	$226
Interest expense	2,048
Depreciation and amortization	16,607
Amortization of initial direct costs	323
Provision for losses and doubtful accounts	166
Provision for losses on investment in securities	50
Change in fair value of interest rate swap contracts	(639)
Payments received on direct finance leases	1,376
Payments received on notes receivable	1,082
Amortization of unearned income on direct finance leases	(407)
Amortization of unearned income on notes receivable	(258)

EBITDA (for Credit Facility financial covenant calculation only)	$20,574

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of September 30, 2009 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $1.2 million for impairment as well as the collectability of the remaining unbilled direct financing lease receivables of $200 thousand and believes that, as of September 30, 2009 no probable impairment exists in either instance.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through September 2009.

At September 30, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 16, 2009

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