Form 10-K
period 2009-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2010-03-29
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2010 was 13,975,486.

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through December 31, 2009. As of December 31, 2009, 13,971,486 Units remain issued and outstanding.

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

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However, the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company will continue to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future.

The Company has also incurred and may continue to incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2009 and 2008, the amount of such securitized borrowings was $25.8 million and $39.9 million, respectively.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2009, the Company had purchased equipment with a total acquisition price of $185.3 million. The Company also had net investments in notes receivable of which $2.3 million remained outstanding at December 31, 2009.

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

During 2009 and 2008, no lessee generated more than 10% of the Company’s total lease revenues.

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

AFS seeks to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees provide the services the Company requires to effectively operate. The costs of these services are reimbursed by the Company to AFS per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2009 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$49,384	26.64%
Transportation, other	34,409	18.56%
Mining equipment	30,020	16.19%
Transportation, rail	27,429	14.79%
Manufacturing	15,946	8.60%
Construction	12,961	6.99%
Logging/Lumber	4,728	2.55%
Petro/natural gas	2,446	1.32%
Other	8,068	4.36%

	$185,391	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$38,670	20.86%
Transportation, other	24,936	13.45%
Manufacturing	20,469	11.04%
Paper products	13,570	7.32%
Wholesale	12,853	6.93%
Wood/Lumber products	12,331	6.65%
Transportation, rail	12,150	6.55%
Health services	11,409	6.15%
Retail	10,718	5.78%
Minerals/Metal products	7,200	3.88%
Industrial machinery	6,020	3.25%
Construction	5,368	2.90%
Food products	4,513	2.43%
Other	5,184	2.81%

	$185,391	100.00%

From inception to December 31, 2009, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$7,311	$2,637	$6,607
Mining equipment	2,761	1,471	2,245
Construction	1,871	1,173	1,268
Manufacturing	1,868	1,275	1,119
Transportation, rail	570	632	114
Transportation, other	69	66	9
Other	2,447	613	2,279

	$16,897	$7,867	$13,641

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which has acquired and will continue to acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2009 and 2008, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2009 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$8,423	46.52%
Aviation	2,680	14.80%
Storage facility	2,503	13.82%
Manufacturing	950	5.25%
Furniture/Fixtures	499	2.76%
Research	182	1.01%
Other	2,874	15.84%

	$18,111	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$5,138	28.37%
Communications	3,472	19.17%
Manufacturing	3,086	17.04%
Air transportation	2,680	14.80%
Health services	2,458	13.57%
Electronics	778	4.30%
Other	499	2.75%

	$18,111	100.00%

From inception to December 31, 2009, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$8,271	$2,321	$6,798
Manufacturing	584	—	810
Furniture/Fixtures	87	—	98
Research	64	—	76
Other	2,157	634	1,849

	$11,163	$2,955	$9,631

For further information regarding the Company’s notes receivable portfolio as of December 31, 2009, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company operates in one reportable operating segment in the United States. For further information regarding the Company’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

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

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2009, a total of 3,215 investors were Unitholders of record in the Company.

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

The rate for monthly distributions from 2009 operations was $0.0667 per Unit for the period from January through December 2009. Likewise, the rate for monthly distributions from 2008 operations was $.0667 per Unit for the period from January through December 2008. The rate for each of the quarterly distributions paid in 2009 and 2008 was $0.20 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2009	2008
Net income (loss) per Unit, based on weighted average Units outstanding	$0.01	$(0.32)
Return of investment	0.79	1.12

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.80	0.80
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.80	$0.80

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2009 and 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

As of December 31, 2009 and 2008, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2009	2008
Transportation	24%	32%
Manufacturing	24%	26%
Mining	18%	12%
Wood and lumber	10%	11%

During 2009 and 2008, no lessee generated more than 10% of the Company’s total revenues from leases. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2003 through 2009. The utilization percentage of existing assets under lease was 99% and 100% as of December 31, 2009 and 2008, respectively.

2009 vs. 2008

The Company had net income of $989 thousand for the year ended December 31, 2009 as compared to a net loss of $3.6 million for the prior year. Results for 2009 reflect increases in total revenues and other income, net combined with a reduction in total operating expenses.

Revenues

Total revenues for 2009 increased by $992 thousand, or 4%, as compared to the prior year. The increase was mainly a result of a period over period growth in revenues from both operating and direct financing leases offset, in part, by decreases in gains recognized on the sales of lease assets and early termination of notes, interest income on notes receivable and other interest income as well as the loss on the sale or disposition of securities.

The increase in operating and direct financing lease revenues, totaling $1.6 million and $739 thousand, respectively, was primarily attributable to revenues derived from operating and direct financing lease assets originated since December 2008.

Partially offsetting the aforementioned increases in revenues was a reduction in gains on sales of lease assets and early termination of notes, which declined by approximately $713 thousand mostly due to the lower demand for the type of lease assets sold during 2009 as compared to assets sold during the prior year, coupled with the year over year decline in notes terminating before their scheduled maturities. Likewise, interest earned on the notes receivable declined by $369 thousand as a result of maturities and/or early termination of the notes.

Other interest income declined by $121 thousand mainly due to the change in the Company’s depository account to a non-interest bearing account to ensure maximum Federal Deposit Insurance Corporation (“FDIC”) insurance coverage on deposits. In addition, the $46 thousand net loss related to the disposition of securities during the first half of 2009 reduced revenues by $73 thousand when compared to prior year.

Expenses

Total expenses for 2009 decreased by $712 thousand, or 2%, as compared to the prior year. The net decrease in total expenses was primarily due to decreased acquisition expense, provision for credit losses, professional fees and other expense partially offset by increased lease impairment losses, depreciation expense, interest expense and franchise fees and taxes.

The decrease in acquisition expense totaled $1.3 million and was primarily a result of the year over year decline in acquisition phase activity as the Fund has approached full investment. The provision for credit losses declined by $459 thousand as the 2008 amount included a $496 thousand reserve related to certain borrowers that have since defaulted on their respective notes. Professional fees declined by $170 thousand largely due to a reduction in audit and tax-related fees offset, in part, by increased legal fees; and other expense declined by $135 thousand as the prior year amount included fees related to the amendment of the Company’s receivables funding credit facility. In addition, the change in the nature of the Company’s bank account to a non-interest bearing account resulted in lower bank charges.

Partly offsetting the above mentioned decreases in expenses were increases of $506 thousand, $441 thousand, $283 thousand and $83 thousand in lease impairment losses, depreciation expense, interest expense and franchise fees and taxes, respectively. The increase in impairment losses was a result of 2009 adjustments made to the cost basis of certain impaired leased and off-lease assets. Depreciation expense increased primarily due to the net growth in depreciable lease assets since December 31, 2008. The increase in depreciation expense was slightly reduced by the third quarter 2009 termination of a significant operating lease which was re-leased as a direct financing lease. Interest expense increased largely due to the year over year increase in borrowings combined with an increase in non-utilization fees and payments on the interest rate swap contracts related to the receivables funding program. Finally, the increase in franchise fees and taxes reflects a year over year increase in estimated tax assessments.

Other income, net

The Company had other income, net of $1.1 million for 2009 as compared to other expense, net of $1.8 million for 2008. The $2.9 million increase in other income was a result of a $2.2 million favorable change in the fair value of the Company’s interest rate swap contracts, combined with a $672 thousand favorable foreign currency transaction gains and losses recognized during 2009 as compared to the prior year.

The increase in the value of the interest rate swaps was mostly driven by the $14.1 million decline in the notional balance of outstanding contracts since December 31, 2008 offset, in part, by the impact of the lower interest rate environment; and the increase in foreign currency gains was largely due to the year over year weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

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

The changes in the Company’s cash flow for the year ended December 31, 2009 as compared to the prior year are as follows:

•	Operating Activities

Net cash provided by operating activities during 2009 increased by $2.1 million as compared to the prior year. The net increase in cash flow was mainly due to an increase in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense. This increase was partially offset by unfavorable changes in accounts receivable, unearned operating lease income and accounts payable and accrued liabilities.

The net improvement in operating results, as adjusted for non-cash items, improved cash flow by $3.3 million and was mainly a result of increases in both operating lease and direct financing lease revenues totaling $1.6 million and $739 thousand, respectively. Operating results also improved due to a $1.3 million reduction in acquisition expense.

Partially offsetting the aforementioned increase in cash flow was a reduction of $689 thousand resulting from a year over year increase in accounts receivable. The increase in accounts receivable reflects increased billings accrued at year-end 2009 as compared to those accrued at the prior year-end.

The decreases in unearned operating lease income and accounts payable and accrued liabilities further reduced cash flow by $408 thousand and $305 thousand, respectively. The decrease in unearned operating lease income was primarily due to a year over year decline in advance billings; and the decrease in accounts payable and accrued liabilities was mainly due to a year over year reduction in amounts payable to the Managing Member.

•	Investing Activities

Net cash used in investing activities during 2009 declined by $19.2 million as compared to the prior year. The net decrease in cash used (increase in cash flow) was largely due to decreases in the origination and funding of lease assets and notes receivable, and an increase in payments received on direct financing leases. These increases in cash flow were offset, in part, by a decline in payments received on the notes and reduced proceeds from sales of lease assets and early termination of notes.

The reduction in purchases of lease assets and funding of notes receivable improved cash flow by $20.3 million and $750 thousand, respectively, and were primarily due to the decline in acquisition phase activity as the Fund has approached full investment. Similarly, the increase in payments received on direct financing leases improved cash flow by $1.3 million and was largely due to income realized from assets acquired primarily during 2008 and the second half of 2009.

Partly offsetting the aforementioned increases in cash flow were decreases in proceeds from sales of lease assets and early termination of notes, and payments received on notes receivable totaling $1.9 million and $1.5 million, respectively. The decline in proceeds from sales of lease assets and early termination of notes is reflective of the type and quantity of assets sold, and a year over year decrease in early termination of notes; and the decrease in payments received on notes receivable was mainly due to run-off and early termination of certain notes.

•	Financing Activities

Net cash used in financing activities totaled $324 thousand for 2009 as compared to cash provided by financing activities totaling $8.3 million during the prior year, a decrease of $8.6 million. The net reduction in cash flow was primarily due to a $39.5 million decrease in proceeds from borrowings, net of repayments, under the acquisition facility and receivables funding program. The decrease in net borrowings from the credit facilities is consistent with the decline in the Company’s acquisition phase activity.

Partially offsetting the aforementioned decrease in cash flow was a $30.9 million net increase in non-recourse debt. Approximately $24.9 million of the new non-recourse debt was utilized during the latter half of 2009 and is related to the refurbishment and re-leasing of certain existing assets.

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

Receivable funding program

In addition to the Credit Facility, as of December 31, 2009, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of December 31, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of December 31, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $48.9 million, 1.16 to 1, and 10.27 to 1, respectively, as of December 31, 2009. As such, as of December 31, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the year ended December 31, 2009 (in thousands):

Net income - GAAP basis	$989
Interest expense	2,749
Depreciation and amortization	21,755
Amortization of initial direct costs	431
Impairment losses	506
Provision for credit losses	31
Provision for losses on investment in securities	50
Change in fair value of interest rate swap contracts	(843)
Payments received on direct finance leases	2,476
Payments received on notes receivable	1,363
Amortization of unearned income on direct finance leases	(958)
Amortization of unearned income on notes receivable	(313)

EBITDA (for Credit Facility financial covenant calculation only)	$28,236

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

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph, and in connection with the RF Program, as noted above. The Facilities are cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth with respect to the Credit Facility, and $2.5 million with respect to the RF Program. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 8 to 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Due to the bankruptcy of a major lessee, Chrysler Corporation, in April 2009, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of December 31, 2009 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $1.0 million for impairment and believes that, as of December 31, 2009, no probable impairment exists.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through December 2009.

At December 31, 2009, there were commitments to purchase lease assets totaling approximately $66 thousand. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease and loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2010

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$12,866	$3,050
Accounts receivable, net of allowance for doubtful accounts of $48 at December 31, 2009 and $37 at December 31, 2008	1,032	771
Notes receivable, net of unearned interest income of $465 and allowance for credit losses of $0 as of December 31, 2009 and unearned interest income of $883 and allowance for credit losses of $479 as of December 31, 2008	2,276	5,223
Due from affiliates	1,009	—
Prepaid expenses and other assets	121	126
Investment in securities	248	367
Investments in equipment and leases, net of accumulated depreciation of $64,825 at December 31, 2009 and $53,467 at December 31, 2008	92,520	101,528

Total assets	$110,072	$111,065

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$122	$328
Accrued distributions to Other Members	1,313	1,313
Other	679	1,234
Accrued interest payable	118	85
Interest rate swap contracts	967	1,810
Deposits due lessees	90	90
Acquisition facility obligation	—	5,000
Non-recourse debt	30,921	—
Receivables funding program obligation	25,781	39,916
Unearned operating lease income	2,115	2,202

Total liabilities	62,106	51,978

Commitments and contingencies
Total Members’ capital	47,966	59,087

Total liabilities and Members’ capital	$110,072	$111,065

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	2009	2008
Revenues:
Leasing activities:
Operating leases	$26,855	$25,299
Direct financing leases	958	219
Interest on notes receivable	313	682
Gain on sales of assets and early termination of notes	359	1,072
(Loss) gain on sales of securities	(46)	27
Other interest	5	126
Other	47	74

Total revenues	$28,491	$27,499

Expenses:
Depreciation of operating lease assets	21,755	21,314
Asset management fees to Managing Member	1,286	1,262
Acquisition expense	139	1,412
Cost reimbursements to Managing Member	934	961
Amortization of initial direct costs	431	421
Interest expense	2,749	2,466
Impairment losses	506	—
Provision for credit losses	31	490
Provision for losses on investment in securities	50	—
Professional fees	391	561
Franchise fees and taxes	95	12
Outside services	94	139
Other	145	280

Total operating expenses	28,606	29,318
Other income (expense), net	1,104	(1,757)

Net income (loss)	$989	$(3,576)

Net income (loss):
Managing Member	$906	$906
Other Members	83	(4,482)

	$989	$(3,576)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.32)
Weighted average number of Units outstanding	13,971,705	13,976,907

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2007	13,985,486	$74,814	$—	$74,814
Syndication costs allocation adjustment	—	8	—	8
Rescissions of capital contributions	(10,000)	(74)	—	(74)
Distributions to Other Members ($0.80 per Unit)	—	(11,179)	—	(11,179)
Distributions to Managing Member	—	—	(906)	(906)
Net (loss) income	—	(4,482)	906	(3,576)

Balance December 31, 2008	13,975,486	59,087	—	59,087
Repurchases of capital contributions	(4,000)	(26)	—	(26)
Distributions to Other Members ($0.80 per Unit)	—	(11,178)	—	(11,178)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	83	906	989

Balance December 31, 2009	13,971,486	$47,966	$—	$47,966

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
Operating activities:
Net income (loss)	$989	$(3,576)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(359)	(1,072)
Depreciation of operating lease assets	21,755	21,314
Amortization of initial direct costs	431	421
Amortization of unearned income on direct financing leases	(958)	(219)
Amortization of unearned income on notes receivable	(313)	(682)
Impairment losses	506	—
Provision for credit losses	31	490
Provision for losses on investment in securities	50	—
Change in fair value of interest rate swap contracts	(843)	1,346
Loss (gain) on sale of securities	46	(27)
Changes in operating assets and liabilities:
Accounts receivable	(272)	417
Due from affiliates	(5)	(146)
Prepaid expenses and other assets	5	—
Accounts payable, Managing Member	(206)	183
Accounts payable, other	(555)	(639)
Accrued interest payable	33	37
Deposits due lessees	—	(21)
Unearned operating lease income	(87)	321

Net cash provided by operating activities	20,248	18,147

Investing activities:
Purchases of equipment on operating leases	(4,040)	(30,130)
Purchases of equipment on direct financing leases	(11,359)	(5,559)
Proceeds from sales of lease assets and early termination of notes	1,506	3,421
Payments of initial direct costs	(133)	(397)
Payments received on direct finance leases	2,476	1,191
Notes receivable advances	—	(750)
Payments received on notes receivable	1,363	2,831
Purchase of investment securities	—	(21)
Proceeds from sale of investment securities	79	114

Net cash used in investing activities	(10,108)	(29,300)

Financing activities:
Borrowings under acquisition facility	5,000	18,750
Repayments under acquisition facility	(10,000)	(16,250)
Borrowings under non-recourse debt	32,460	—
Repayments under non-recourse debt	(1,539)	—
Borrowings under receivables funding program	—	31,092
Repayments under receivables funding program	(14,135)	(13,189)
Syndication costs refunded to Managing Member	—	8
Repurchases and rescissions of capital contributions	(26)	(74)
Distributions to Other Members	(11,178)	(11,179)
Distributions to Managing Member	(906)	(906)

Net cash (used in) provided by financing activities	(324)	8,252

Net increase (decrease) in cash and cash equivalents	9,816	(2,901)
Cash and cash equivalents at beginning of period	3,050	5,951

Cash and cash equivalents at end of period	$12,866	$3,050

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,716	$2,429

Cash paid during the year for taxes	$66	$66

Schedule of non-cash transactions:
Distributions declared and payable to Other Members at period-end	$1,313	$1,313

Transfer of operating lease assets to an affiliate	$1,004	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through December 31, 2009. As of December 31, 2009, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables, notes receivable, accounts receivable and interest rate swaps. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2009 and 2008.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease and loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2009 and 2008, and long-lived tangible assets as of December 31, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2009	% of Total	2008	% of Total
Revenue
United States	$26,160	92%	$25,314	92%

United Kingdom	1,954	7%	1,973	7%
Canada	377	1%	212	1%

Total International	2,331	8%	2,185	8%

Total	$28,491	100%	$27,499	100%

	As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$87,689	95%	$96,473	95%

United Kingdom	3,449	4%	5,055	5%
Canada	1,382	1%	—	0%

Total International	4,831	5%	5,055	5%

Total	$92,520	100%	$101,528	100%

Derivative financial instruments:

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. The impaired investment security was disposed of during the second quarter of 2009. There were no additional impaired securities at December 31, 2009 and 2008.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At December 31, 2009 and 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2009 and 2008, the related provision for state income taxes was approximately $95 thousand and $12 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2009 and 2008 (in thousands):

	2009	2008
Financial statement basis of net assets	$47,966	$59,087
Tax basis of net assets (unaudited)	39,512	52,059

Difference	$8,454	$7,028

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net income (loss) per financial statements	$989	$(3,576)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,190)	(7,750)
Provision for losses and doubtful accounts	10	(5)
Adjustments to revenues / other expenses	(75)	3,111
Adjustments to gain on sales of assets	89	827
Other	739	—

Loss per federal tax return (unaudited)	$(438)	$(7,393)

Other income (expense), net:

Other income (expense), net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Foreign currency gain (loss)	$261	$(411)
Change in fair value of interest rate swap contracts	843	(1,346)

Total	$1,104	$(1,757)

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Company beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk (continued):

As of December 31, 2009 and 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2009	2008
Transportation	24%	32%
Manufacturing	24%	26%
Mining	18%	12%
Wood and lumber	10%	11%

During 2009 and 2008, no lessee generated more than 10% of the Company’s total revenues from leases.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8% to 14%. The notes are secured by the equipment financed. The notes mature from 2010 through 2016.

There were no impaired notes at December 31, 2009. At December 31, 2008, the Company had a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. The impaired note was subsequently written-off during the third quarter of 2009. There were no notes receivable placed in non-accrual status as of December 31, 2009. As of December 31, 2008, the total amount of notes receivable placed in non-accrual status was nominal in amount.

As of December 31, 2009, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2010	$892
2011	571
2012	406
2013	295
2014	221
Thereafter	353

2,738
Less: portion representing unearned interest income	(466)

2,272
Unamortized indirect costs	4

Notes receivable, net	$2,276

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
IDC amortization - notes receivable	$6	$20
IDC amortization - lease assets	425	401

Total	$431	$421

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Allowance for credit losses - Notes Receivable	Allowance for Doubtful Accounts	Total
Balance January 1, 2008	$—	$43	$43
Provision (reversal of provision) for credit losses	496	(6)	490
Charge-offs	(17)	—	(17)

Balance December 31, 2008	479	37	516
Provision for credit losses	20	11	31
Charge-offs	(499)	—	(499)

Balance December 31, 2009	$—	$48	$48

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$93,501	$(652)	$(21,754)	$71,095
Net investment in direct financing leases	6,911	15,252	(1,518)	20,645
Assets held for sale or lease, net	130	(42)	(1)	87
Initial direct costs, net of accumulated amortization of $1,068 at December 31, 2009 and $946 at December 31, 2008	986	132	(425)	693

Total	$101,528	$14,690	$(23,698)	$92,520

Additions to net investment in operating lease assets are stated at cost and include amounts accrued at December 31, 2009 and 2008 related to asset purchase obligations.

IDC amortization expense related to operating leases and direct financing leases totaled $425 thousand and $401 thousand for the years ended December 31, 2009 and 2008, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2009, the Company deemed certain operating lease and off-lease assets to be impaired and, accordingly, the Company recorded an adjustment of $404 thousand to the cost basis of such assets. Also during 2009, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset. Such asset was subsequently renewed as an operating lease. No impairment losses were recorded in 2008.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Depreciation of operating lease assets	$21,755	$21,314
Impairment losses	506	—

Total	$22,261	$21,314

All of the leased property was acquired in years beginning with 2003 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2009
Materials handling	$40,910	$424	$(2,206)	$39,128
Transportation, other	30,074	1,239	(362)	30,951
Transportation, rail	22,469	—	(176)	22,293
Manufacturing	12,523	—	160	12,683
Construction	10,035	1,275	(934)	10,376
Aircraft	3,026	—	1,706	4,732
Logging & lumber	4,728	—	—	4,728
Mining	15,899	—	(12,651)	3,248
Petro/natural gas	2,446	—	—	2,446
Agriculture	—	98	1,411	1,509
Research	—	—	1,443	1,443
Data processing	937	—	—	937
Other	3,425	—	(2,854)	571

	146,472	3,036	(14,463)	135,045
Less accumulated depreciation	(52,971)	(21,754)	10,775	(63,950)

Total	$93,501	$(18,718)	$(3,688)	$71,095

The average estimated residual value for assets on operating leases was 23% and 24% of the assets’ original cost at December 31, 2009 and 2008, respectively.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The Company, in accordance with its accounting policy for delinquent operating leases, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2009, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At December 31, 2009, net investment in equipment underlying operating lease contracts placed in non-accrual status approximated $1.0 million, all of which was related to Chrysler. The Company also considered the equipment underlying

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2009. There were no lease contracts in non-accrual status as of December 31, 2008.

Direct financing leases:

As of December 31, 2009, investment in direct financing leases consists of railcars, manufacturing, mining and materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$33,303	$4,302
Estimated residual values of leased equipment (unguaranteed)	6,479	3,184

Investment in direct financing leases	39,782	7,486
Less unearned income	(19,137)	(575)

Net investment in direct financing leases	$20,645	$6,911

There were no investment in direct financing lease assets in non-accrual status at December 31, 2009 and 2008.

At December 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2010	$19,532	$5,681	$25,213
2011	12,024	5,285	17,309
2012	8,197	4,941	13,138
2013	5,142	4,723	9,865
2014	2,422	4,539	6,961
Thereafter	975	8,134	9,109

	$48,292	$33,303	$81,595

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the years ended December 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$934	$961
Asset management fees to Managing Member	1,286	1,262
Acquisition and initial direct costs paid to Managing Member	248	1,742

	$2,468	$3,965

During December 2009, operating lease assets were purchased and a lease agreement entered into by the Company with an original cost of $1.0 million. During the same month, the assets and associated lease were transferred to an affiliate of the Company resulting in an amount due from an affiliate equivalent to the original cost of the assets. The amount due from the affiliate was settled in January 2010.

8. Non-recourse debt:

At December 31, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2009, gross operating lease rentals and future payments on direct financing leases totaled approximately $37.8 million over the remaining lease terms; and the carrying value of the pledged assets is $22.9 million. The notes mature at various dates from 2010 through 2017.

The non-recourse notes payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt (continued):

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2010	$4,440	$1,784	$6,224
2011	4,719	1,564	6,283
2012	4,931	1,264	6,195
2013	4,689	954	5,643
2014	4,013	679	4,692
Thereafter	8,129	544	8,673

	$30,921	$6,789	$37,710

9. Borrowing facilities:

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

As of December 31, 2009 and 2008, borrowings under the facility were as follows (in thousands):

	2009	2008
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(5,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,750)	(3,823)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,250	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2008 was approximately $629 thousand.

As of December 31, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities (continued):

Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $48.9 million, 1.16 to 1, and 10.27 to 1, respectively, as of December 31, 2009. As such, as of December 31, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. During the third quarter of 2009, the Company has repaid all outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings was 2.49% during the year ended December 31, 2009. As of December 31, 2008, the effective interest rate on borrowings ranged from 1.76% to 2.69%; and the weighted average interest rate on borrowings was 4.08% during the year ended December 31, 2008.

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

As of December 31, 2009, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program:

As of December 31, 2009, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

The RF Program provides for borrowing at a variable interest rate and requires the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The RF Program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

The Company had approximately $25.8 million and $39.9 million outstanding under the RF Program at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Company paid program fees, as defined in the receivables funding agreement, totaling $136 thousand and $217 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of December 31, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $25.8 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.24% to 0.55%. As of December 31, 2008, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $39.9 million based on the difference between nominal rates ranging from 3.21% to 5.39% and the variable rates that ranged from 1.45% to 4.95%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of operations in other income/(expense).

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with the respect to priority and the sharing of collateral pools of the Company, including the Acquisition Facility and Warehouse Facility described in Note 8 above. Among the provisions of the inter-creditor agreement are cross-default provisions and acceleration provisions requiring payment before stated maturity in a default situation.

At December 31, 2009 and 2008, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$4,054	$4,054	$(199)	5.15%
July 2, 2007	7,222	1,917	1,917	(89)	5.39%
September 19, 2007	6,874	3,454	3,454	(183)	4.83%
January 15, 2008	10,018	3,845	3,845	(109)	3.58%
March 27, 2008	5,410	3,919	3,919	(214)	3.21%
May 16, 2008	10,194	6,257	6,257	(115)	3.69%
May 28, 2008	5,470	2,335	2,335	(58)	3.49%

	$57,553	$25,781	$25,781	$(967)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivable funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$6,718	$6,718	$(392)	5.15%
July 2, 2007	7,222	3,523	3,523	(195)	5.39%
September 19, 2007	6,874	4,947	4,947	(316)	4.83%
January 15, 2008	10,018	6,828	6,828	(222)	3.58%
March 27, 2008	5,410	4,788	4,788	(188)	3.21%
May 16, 2008	10,194	8,814	8,814	(371)	3.69%
May 28, 2008	5,470	4,298	4,298	(126)	3.49%

	$57,553	$39,916	$39,916	$(1,810)

The fair value of the interest rate swaps is estimated using a valuation method with inputs that are defined or that can be corroborated by observable market data.

At December 31, 2009, the minimum repayment schedule under the Program is as follows (in thousands):

Year ending December 31, 2010	$11,258
2011	6,857
2012	4,358
2013	2,528
2014	780

$25,781

At December 31, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $26.2 million at their discounted present value.

During the years ended December 31, 2009 and 2008, the weighted average interest rates on the RF Program were 5.92% and 5.85%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of December 31, 2009.

11. Commitments:

At December 31, 2009, there were commitments to purchase lease assets totaling approximately $66 thousand. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

12. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Guarantees (continued):

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

13. Members’ capital:

Units issued and outstanding were 13,971,486 and 13,975,486 at December 31, 2009 and 2008, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2009	2008
Distributions declared	$11,178	$11,179
Weighted average number of Units outstanding	13,971,705	13,976,907

Weighted average distributions per Unit	$0.80	$0.80

14. Fair value measurements:

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements (continued):

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

At December 31, 2009 and 2008, only the Company’s interest rate swap contracts were measured on a recurring basis. In addition, at December 31, 2009, the Company measured the fair value of impaired off-lease assets on a non-recurring basis. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated using a valuation method with inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

Impaired operating leases and off-lease assets

During 2009, the Company deemed certain operating lease and off-lease assets to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $404 thousand which reduced the cost basis of the assets. In addition, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. There were no impaired lease assets as of December 31, 2008.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2009 and 2008 (in thousands):

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$447	$—	$—	$447

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$967	$—	$967	$—

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$1,810	$—	$1,810	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2009 and 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$12,866	$12,866	$3,050	$3,050
Notes receivable	2,276	2,276	5,223	5,223

Financial liabilities:
Non-recourse debt	30,921	30,653	—	—
Borrowings	25,781	25,781	44,916	44,916
Interest rate swap contracts	967	967	1,810	1,810

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications and general administrative services are performed by AFS.

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

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2009 and 2008 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2009 and 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2009	2008
Audit fees	$250	$300
Other	16	77

	$266	$377

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statements of Changes in Members’ Capital for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: March 26, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of	March 26, 2010
Dean L. Cash	ATEL Financial Services, LLC (Managing Member)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and	March 26, 2010
Paritosh K. Choksi	Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL	March 26, 2010
Samuel Schussler	Financial Services, LLC (Managing Member)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.