Form 10-K/A
period 2009-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2010-03-31
CIK 1186258

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2010 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ATEL Capital Equipment Fund X, LLC (the “Company”) is filing this Amendment No. 1 to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 29, 2009 (the “Original Filing”). The Original Filing is amended to correct the number of Units outstanding as of February 28, 2010, as disclosed on the cover page, to 13,971,486 and to correct Exhibit 31.1, the Certification of the Chief Executive Officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 31, 2010

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 31, 2010

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 31, 2010

4