Form 10-Q
period 2010-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2010-05-12
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Liability Company Units outstanding as of April 30, 2010 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$12,826	$12,866
Accounts receivable, net of allowance for doubtful accounts of $35 at March 31, 2010 and $48 at December 31, 2009	769	1,032
Notes receivable, net of unearned interest income of $416 at March 31, 2010 and $465 at December 31, 2009	2,057	2,276
Due from affiliates	—	1,009
Prepaid expenses and other assets	105	121
Investment in securities	248	248
Investments in equipment and leases, net of accumulated depreciation of $67,516 at March 31, 2010 and $64,825 at December 31, 2009	86,827	92,520

Total assets	$102,832	$110,072

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$330	$122
Accrued distributions to Other Members	1,313	1,313
Other	649	679
Accrued interest payable	170	118
Interest rate swap contracts	879	967
Deposits due lessees	90	90
Non-recourse debt	29,916	30,921
Receivables funding program obligation	22,894	25,781
Unearned operating lease income	1,336	2,115

Total liabilities	57,577	62,106

Commitments and contingencies
Total Members’ capital	45,255	47,966

Total liabilities and Members’ capital	$102,832	$110,072

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Leasing activities:
Operating leases	$5,955	$6,761
Direct financing leases	1,011	84
Interest on notes receivable	49	128
(Loss) gain on sales of assets and early termination of notes	(27)	11
Gain (loss) on sales of securities	2	(54)
Other interest	—	1
Other	34	9

Total revenues	7,024	6,940

Expenses:
Depreciation of operating lease assets	5,041	5,676
Asset management fees to Managing Member	303	281
Acquisition expense	35	42
Cost reimbursements to Managing Member	322	225
Amortization of initial direct costs	100	112
Interest expense	841	701
(Reversal of provision) provision for credit losses	(13)	128
Provision for losses on investment in securities	—	50
Professional fees	149	126
Franchise fees and taxes	6	1
Outside services	27	19
Other	51	45

Total operating expenses	6,862	7,406
Other income, net	148	167

Net income (loss)	$310	$(299)

Net income (loss):
Managing Member	$227	$227
Other Members	83	(526)

	$310	$(299)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.04)
Weighted average number of Units outstanding	13,971,486	13,972,375

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

YEAR ENDED DECEMBER 31, 2009

AND

THREE MONTHS ENDED

MARCH 31, 2010

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	13,975,486	$59,087	$—	$59,087
Repurchases of Units	(4,000)	(26)	—	(26)
Distributions to Other Members ($0.80 per Unit)	—	(11,178)	—	(11,178)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	83	906	989

Balance December 31, 2009	13,971,486	47,966	—	47,966
Distributions to Other Members ($0.20 per Unit)	—	(2,794)	—	(2,794)
Distributions to Managing Member	—	—	(227)	(227)
Net income	—	83	227	310

Balance March 31, 2010	13,971,486	$45,255	$—	$45,255

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$310	$(299)
Adjustment to reconcile net loss to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	27	(11)
Depreciation of operating lease assets	5,041	5,676
Amortization of initial direct costs	100	112
Amortization of unearned income on direct financing leases	(1,011)	(84)
Amortization of unearned income on notes receivable	(49)	(128)
(Reversal of provision) provision for credit losses	(13)	128
Provision for losses on investment in securities	—	50
Change in fair value of interest rate swap contracts	(88)	(216)
(Gain) loss on sale of securities	(2)	54
Changes in operating assets and liabilities:
Accounts receivable	276	(211)
Prepaid and other assets	16	11
Due from affiliates	5	—
Accounts payable, Managing Member	208	(80)
Accounts payable, other	(30)	(600)
Accrued interest payable	52	(14)
Unearned operating lease income	(779)	81

Net cash provided by operating activities	4,063	4,469

Investing activities:
Purchases of equipment on operating leases	(149)	(711)
Proceeds from sales of lease assets and early termination of notes	429	178
Payments of initial direct costs	(1)	(21)
Payments received on direct financing leases	1,259	280
Proceeds from sale of securities	2	71
Payments received on notes receivable	266	472

Net cash provided by investing activities	1,806	269

Financing activities:
Borrowings under acquisition facility	—	3,000
Repayments under acquisition facility	—	(1,000)
Repayments under non-recourse debt	(1,005)	—
Repayments under receivables funding program	(2,887)	(3,511)
Settlement of amount due from affiliate (transfer of lease assets)	1,004	—
Rescissions/repurchases of Units	—	(26)
Distributions to Other Members	(2,794)	(2,794)
Distributions to Managing Member	(227)	(227)

Net cash used in financing activities	(5,909)	(4,558)

Net (decrease) increase in cash and cash equivalents	(40)	180
Cash and cash equivalents at beginning of period	12,866	3,050

Cash and cash equivalents at end of period	$12,826	$3,230

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$789	$856

Cash paid during the period for taxes	$1	$1

Schedule of non-cash transactions:
Distributions declared and payable to Other Members at period-end	$1,313	$1,313

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through March 31, 2010. As of March 31, 2010, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2010 and 2009 and long-lived tangible assets as of March 31, 2010 and December 31, 2009 (in thousands):

	For the three months ended March 31,
	2010	% of Total	2009	% of Total
Revenue:
United States	$6,507	93%	$6,398	92%

United Kingdom	408	6%	493	7%
Canada	109	1%	49	1%

Total International	517	7%	542	8%

Total	$7,024	100%	$6,940	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

	As of March 31,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived tangible assets:
United States	$82,439	95%	$87,689	95%

United Kingdom	3,114	4%	3,449	4%
Canada	1,274	1%	1,382	1%

Total International	4,388	5%	4,831	5%

Total	$86,827	100%	$92,520	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. There were no impaired securities at March 31, 2010 and December 31, 2009. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. The impaired investment security was disposed of during the second quarter of 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income, net:

The Company’s other income (expense), net for the three months ended March 31, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Foreign currency gain (loss)	$60	$(49)
Change in fair value of interest rate swap contracts	88	216

	$148	$167

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Company for its yearend 2009 reporting period with no impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8% to 14%. The notes are secured by the equipment financed. The notes mature from 2010 through 2016.

There were no impaired notes at March 31, 2010 and December 31, 2009. At March 31, 2009, the Company carried a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. The impaired note was subsequently written-off during the third quarter of 2009. There were no notes receivable on non-accrual status as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2010	$623
Year ending December 31, 2011	571
2012	406
2013	295
2014	221
2015	166
Thereafter	187

2,469
Less: portion representing unearned interest income	(416)

2,053
Unamortized indirect costs	4

Notes receivable, net	$2,057

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
IDC amortization - notes receivable	$1	$3
IDC amortization - lease assets	99	109

Total	$100	$112

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$71,095	$(328)	$(5,039)	$65,728
Net investment in direct financing leases	20,645	23	(248)	20,420
Assets held for sale or lease, net	87	—	(2)	85
Initial direct costs, net of accumulated amortization of $1,057 at March 31, 2010 and $1,068 at December 31, 2009	693	1	(100)	594

Total	$92,520	$(304)	$(5,389)	$86,827

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct finance leases totaled $99 thousand and $109 thousand for the respective three months ended March 31, 2010 and 2009.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $5.0 million and $5.7 million for the three months ended March 31, 2010 and 2009, respectively.

All of the leased property was acquired in years beginning with 2003 through 2010.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The Company, in accordance with its accounting policy for delinquent operating leases, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At March 31, 2010 and December 31, 2009, net investment in equipment underlying all lease contracts placed on a cash basis approximated $940 thousand and $1.0 million, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2010 and December 31, 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Materials handling	$39,128	$83	$(729)	$38,482
Transportation, other	30,951	—	—	30,951
Transportation, rail	22,293	—	(2,392)	19,901
Manufacturing	12,683	—	—	12,683
Construction	10,376	—	—	10,376
Aircraft	4,732	66	—	4,798
Logging & lumber	4,728	—	—	4,728
Mining	3,248	—	—	3,248
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	—	1,509
Research	1,443	—	—	1,443
Data processing	937	—	—	937
Other	571	—	—	571

	135,045	149	(3,121)	132,073
Less accumulated depreciation	(63,950)	(5,039)	2,644	(66,345)

Total	$71,095	$(4,890)	$(477)	$65,728

The average estimated residual value for assets on operating leases was 22% and 23% of the assets’ original cost at March 31, 2010 and December 31, 2009, respectively. Operating leases in non-accrual status totaled $940 thousand and $1.0 million at March 31, 2010 and December 31, 2009, respectively.

Direct financing leases:

As of March 31, 2010 and December 31, 2009, investment in direct financing leases consists of railcars, manufacturing, mining and materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$32,079	$33,303
Estimated residual values of leased equipment (unguaranteed)	6,479	6,479

Investment in direct financing leases	38,558	39,782
Less unearned income	(18,138)	(19,137)

Net investment in direct financing leases	$20,420	$20,645

There were no investments in direct financing lease assets in non-accrual status at March 31, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At March 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2010	$14,652	$4,440	$19,092
Year ending December 31, 2011	12,531	5,298	17,829
2012	8,233	4,946	13,179
2013	5,159	4,723	9,882
2014	2,433	4,538	6,971
2015	922	4,450	5,372
Thereafter	57	3,684	3,741

	$43,987	$32,079	$76,066

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$322	$225
Asset management fees to Managing Member and/or affiliates	303	281
Acquisition and initial direct costs paid to Managing Member	36	56

	$661	$562

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

6. Non-recourse debt:

At March 31, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $35.9 million over the remaining lease terms; and the carrying value of the pledged assets is $22.3 million. The notes mature at various dates from 2010 through 2017.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse debt (continued):

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2010	$3,435	$1,362	$4,797
Year ending December 31, 2011	4,719	1,564	6,283
2012	4,931	1,264	6,195
2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
Thereafter	3,921	134	4,055

	$29,916	$6,367	$36,283

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2010.

As of March 31, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	March 31, 2010	December 31, 2009
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,159)	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,841	$73,250

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $46.1 million, 1.15 to 1, and 7.91 to 1, respectively, as of March 31, 2010. As such, as of March 31, 2010, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company has no outstanding borrowings under the acquisition facility at both March 31, 2010 and December 31, 2009. The weighted average interest rate on borrowings was 2.41% during the three months ended March 31, 2009.

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

As of March 31, 2010, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2010, borrowings of $1.2 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at March 31, 2010 was approximately $621 thousand. As of December 31, 2009, there were no borrowings under the Warehouse Facility.

8. Receivables funding program:

As of March 31, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivables funding program (continued):

The Company had approximately $22.9 million and $25.8 million outstanding under the RF Program at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010 and 2009, the Company paid program fees, as defined in the receivables funding agreement, totaling $24 thousand and $38 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of March 31, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $22.9 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.23% to 0.24%. As of December 31, 2009, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $25.8 million based on the difference between the same nominal rates and variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of operations in other income/(expense).

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

At March 31, 2010 and December 31, 2009, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2010	Notional Balance March 31, 2010	Swap Value March 31, 2010	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$3,649	$3,649	$(171)	5.15%
July 2, 2007	7,222	1,597	1,597	(73)	5.39%
September 19, 2007	6,874	3,143	3,143	(167)	4.83%
January 15, 2008	10,018	3,266	3,266	(96)	3.58%
March 27, 2008	5,410	3,694	3,694	(201)	3.21%
May 16, 2008	10,194	5,593	5,593	(123)	3.69%
May 28, 2008	5,470	1,952	1,952	(48)	3.49%

	$57,553	$22,894	$22,894	$(879)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$4,054	$4,054	$(199)	5.15%
July 2, 2007	7,222	1,917	1,917	(89)	5.39%
September 19, 2007	6,874	3,454	3,454	(183)	4.83%
January 15, 2008	10,018	3,845	3,845	(109)	3.58%
March 27, 2008	5,410	3,919	3,919	(214)	3.21%
May 16, 2008	10,194	6,257	6,257	(115)	3.69%
May 28, 2008	5,470	2,335	2,335	(58)	3.49%

	$57,553	$25,781	$25,781	$(967)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivables funding program (continued):

At March 31, 2010, the minimum repayment schedule under the Program is as follows (in thousands):

Nine Months Ending December 31, 2010	$8,371
Year ending December 31, 2011	6,857
2012	4,358
2013	2,528
2014	780

$22,894

At March 31, 2010, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $23.5 million at their discounted present value.

During the three months ended March 31, 2010 and 2009, the weighted average interest rates on the RF Program were 1.18% and 2.82%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of March 31, 2010 and December 31, 2009.

9. Commitments:

At March 31, 2010, there were commitments to purchase lease assets totaling approximately $1.4 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

11. Member’s capital:

Units issued and outstanding were 13,971,486 at both March 31, 2010 and December 31, 2009. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances,

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

11. Member’s capital (continued):

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

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three months ended March 31, 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2010	2009
Distributions declared	$2,794	$2,794
Weighted average number of Units outstanding	13,971,486	13,972,375

Weighted average distributions per Unit	$0.20	$0.20

12. Fair value measurements:

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

At March 31, 2010 and December 31, 2009, only the Company’s interest rate swap contracts were measured on a recurring basis. In addition, at December 31, 2009, the Company measured the fair value of impaired leased and off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated using a valuation method (discounted cash flow) with inputs that are defined or that can be corroborated by observable market data. The discounted cash flow approach utilizes each swap’s notional amount, payment and termination dates, swap coupon, and the prevailing market rate and pricing data to determine the present value of the future swap payments. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements (continued):

Impaired leased and off-lease equipment

There were no impaired lease assets as of March 31, 2010. During 2009, the Company deemed certain leased and off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $506 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such inputs reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$879	$—	$879	$—

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired leased and off-lease assets	$447	$—	$—	$447
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$967	$—	$967	$—

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$12,826	$12,826	$12,866	$12,866
Notes receivable	2,057	2,057	2,276	2,276

Financial liabilities:
Non-recourse debt	29,916	29,769	30,921	30,653
Borrowings	22,894	22,894	25,781	25,781
Interest rate swap contracts	879	879	967	967

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Company had net income of $310 thousand for the first quarter of 2010 as compared to a net loss of $299 thousand for the prior year period. The results for the first quarter of 2010 reflect a reduction in total operating expenses and a slight increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2010 increased by $84 thousand, or 1%, as compared to the prior year period. The increase was primarily due to a $927 thousand increase in direct financing lease revenues and a $56 thousand favorable change in gain recognized on the disposition of securities. These increases were offset, in part, by an $806 thousand decline in operating lease revenues and a $79 thousand decrease in interest income on notes receivable.

The increase in direct financing lease revenues represents revenues derived from new leases which commenced during the second half of 2009; and, the favorable change in gain on sale or disposition of securities was largely a result of a $62 thousand first quarter 2009 loss on the disposition of securities associated with a terminated note.

As partial offsets to the aforementioned increases in revenues, operating lease revenues declined largely due to the termination of a significant operating lease which was subsequently renewed as a direct financing lease during the second half of 2009; and, interest income on the notes receivable decreased as a result of maturities and/or early termination of the notes.

Expenses

Total expenses for the first quarter of 2010 decreased by $544 thousand, or 7%, as compared to the prior year period on lower depreciation expense and provision for credit losses. These decreases were offset, in part, by increases in interest expense and cost reimbursements to AFS.

The decrease in depreciation expense totaled $635 thousand and was largely a result of the termination of a significant operating lease during the latter half of 2009 combined with runoff and sales of lease assets. The provision for credit losses declined by $141 thousand as the first quarter of 2009 amount included an approximate $128 thousand reserve related to delinquent notes and accounts receivable. In addition, the Company recorded an approximate $13 thousand net adjustment to reduce the reserve during the first quarter of 2010 as payments were received on previously reserved delinquent invoices.

As a partial offset, interest expense increased by $140 thousand largely as a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was added during the latter half of 2009 of which a portion of the proceeds were used to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. In addition, costs reimbursed to AFS increased by $97 thousand primarily due to a refinement of cost allocation methodologies employed by the Managing Member.

Other income, net

Other income, net for the first quarter of 2010 decreased by $19 thousand as compared to the prior year period. The net decrease in other income, net was a result of a $128 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts, combined with a $109 thousand favorable change in foreign currency transaction gains and losses recognized during the first quarter of 2010 as compared to the prior year period.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment offset, in part, by a decline in the notional balance of outstanding contracts since March 31, 2009. The lower interest rate environment adversely impacts the Company as the fixed rate payer in the swap contracts.

The favorable change in foreign currency gains or losses was primarily due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

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

The changes in the Company’s cash flow for the three months ended March 31, 2010 when compared to the prior year period are as follows:

•	Operating Activities

Net cash provided by operating activities during the first quarter of 2010 decreased by $406 thousand as compared to the prior year period. The net decrease in cash flow was mainly due to a reduction in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, and a decline in unearned operating lease income. These decreases in cash flow were partially offset by a favorable year over year three-month change in accounts payable and accounts receivable activities.

The decrease in operating results, as adjusted for non-cash items, reduced cash flow by $967 thousand and was mainly a result of the decline in operating lease revenue and the increase in interest expense. Likewise, the decrease in unearned operating lease income reduced cash flow by $860 thousand and was attributable to a period over period reduction in advance billings and increased amortization of prepaid rents received in prior periods.

Partially offsetting the aforementioned decreases in cash flow were increases totaling $858 thousand and $487 thousand resulting from the favorable change in accounts payable and accounts receivable activities, respectively. The change in accounts payable was largely due to higher 2008 year-end accruals when compared to 2009. Such accruals related to higher amounts of asset purchase obligations and costs reimbursable to AFS. Accordingly, this resulted in higher amounts of payables paid during the first quarter of 2009 as compared to the current quarter.

The change in accounts receivable was mainly due to higher amounts of 2009 year-end billings as compared to year-end 2008, which resulted in higher amounts of receivables collected during the first quarter of 2010 as compared to the prior year period.

•	Investing Activities

Net cash provided by investing activities during the first quarter of 2010 increased by $1.5 million as compared to the prior year period. The net increase in cash flow was mainly due to a $979 thousand increase in payments received on direct financing leases, a $562 thousand decline in cash used to purchase lease assets and a $251 thousand increase in proceeds from sales of lease assets. These increases in cash flow were partially offset by a $206 thousand decline in payments received on notes receivable.

Payments received on direct financing leases increased primarily due to new leases which commenced during the second half of 2009. Purchases of lease assets decreased as a result of the decline in acquisition phase activity as the Fund has approached full investment; and, proceeds from sales of lease assets increased largely due to the higher number of assets and the change in the mix of assets sold.

As a partial offset, payments received on notes receivable declined mainly due to run-off and early termination of certain notes.

•	Financing Activities

Net cash used in financing activities during the first quarter of 2010 increased by $1.4 million as compared to the prior year period. The increase in cash used (decrease in cash flow) was largely due to a $2.4 million decrease in net borrowing activity comprised of a $3.0 million decrease in cash flow resulting from the absence of Company borrowings during the current quarter partially offset by a $619 thousand reduction in repayments.

The aforementioned decrease in cash flow was offset, in part, by the receipt of a $1.0 million settlement related to a December 31, 2009 reassignment of certain operating lease assets to an affiliate.

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

Receivable funding program

In addition to the Credit Facility, as of March 31, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of March 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of March 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $46.1 million, 1.15 to 1, and 7.91 to 1, respectively, as of March 31, 2010. As such, as of March 31, 2010, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the three months ended March 31, 2010 (in thousands):

Net income - GAAP basis	$310
Interest expense	841
Depreciation and amortization	5,041
Amortization of initial direct costs	100
Provision for doubtful accounts	(13)
Change in fair value of interest rate swap contracts	(88)
Payments received on direct finance leases	1,259
Payments received on notes receivable	266
Amortization of unearned income on direct finance leases	(1,011)
Amorization of unearned income on notes receivable	(49)

EBITDA (for Credit Facility financial covenant calculation only)	$6,656

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, in April 2009, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of March 31, 2010 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $940 thousand for impairment and believes that, as of March 31, 2010, no probable impairment exists.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through March 2010.

At March 31, 2010, there were commitments to purchase lease assets totaling approximately $1.4 million (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 12, 2010

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