Form 10-Q
period 2010-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2010-08-11
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Liability Company Units outstanding as of July 31, 2010 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$11,472	$12,866
Accounts receivable, net of allowance for doubtful accounts of $41 at June 30, 2010 and $48 at December 31, 2009	1,175	1,032
Notes receivable, net of unearned interest income of $374 as of June 30, 2010 and $465 as of December 31, 2009	1,864	2,276
Due from affiliates	—	1,009
Prepaid expenses and other assets	49	121
Investment in securities	251	248
Investments in equipment and leases, net of accumulated depreciation of $70,356 at June 30, 2010 and $64,825 at December 31, 2009	81,092	92,520

Total assets	$95,903	$110,072

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$220	$122
Accrued distributions to Other Members	1,313	1,313
Other	603	679
Accrued interest payable	164	118
Interest rate swap contracts	807	967
Deposits due lessees	90	90
Non-recourse debt	28,784	30,921
Receivables funding program obligation	19,691	25,781
Unearned operating lease income	1,128	2,115

Total liabilities	52,800	62,106

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	43,103	47,966

Total Members’ capital	43,103	47,966

Total liabilities and Members’ capital	$95,903	$110,072

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$6,070	$6,667	$12,025	$13,428
Direct financing leases	1,026	91	2,037	175
Interest on notes receivable	43	69	92	197
Gain on sales of assets and early termination of notes	120	107	93	118
Gain (loss) on sales of securities	14	8	16	(46)
Other interest	—	—	—	1
Other	58	4	92	13

Total revenues	7,331	6,946	14,355	13,886

Expenses:
Depreciation of operating lease assets	4,594	5,570	9,635	11,246
Asset management fees to Managing Member	305	318	608	599
Acquisition expense	17	85	52	127
Cost reimbursements to Managing Member	298	213	620	438
Amortization of initial direct costs	91	106	191	218
Interest expense	777	680	1,618	1,381
Impairment losses	282	—	282	102
Provision (reversal of provision) for credit losses	6	(43)	(7)	(17)
Provision for losses on investment in securities	—	—	—	50
Professional fees	84	62	233	188
Franchise fees and taxes	19	35	25	36
Outside services	64	23	91	42
Other	46	47	97	92

Total operating expenses	6,583	7,096	13,445	14,502
Other income, net	120	528	268	695

Net income	$868	$378	$1,178	$79

Net income (loss):
Managing Member	$226	$226	$453	$453
Other Members	642	152	725	(374)

	$868	$378	$1,178	$79

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.05	$0.01	$0.05	$(0.03)
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,928

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

YEAR ENDED DECEMBER 31, 2009

AND SIX MONTHS ENDED

JUNE 30, 2010

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2008	13,975,486	$59,087	$—	$59,087
Repurchases of Units	(4,000)	(26)	—	(26)
Distributions to Other Members ($0.80 per Unit)	—	(11,178)	—	(11,178)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	83	906	989

Balance December 31, 2009	13,971,486	47,966	—	47,966
Distributions to Other Members ($0.40 per Unit)	—	(5,588)	—	(5,588)
Distributions to Managing Member	—	—	(453)	(453)
Net income	—	725	453	1,178

Balance June 30, 2010	13,971,486	$43,103	$—	$43,103

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating activities:
Net income	$868	$378	$1,178	$79
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(120)	(107)	(93)	(118)
Depreciation of operating lease assets	4,594	5,570	9,635	11,246
Amortization of initial direct costs	91	106	191	218
Amortization of unearned income on direct finance leases	(1,026)	(91)	(2,037)	(175)
Amortization of unearned income on notes receivable	(43)	(69)	(92)	(197)
Impairment losses	282	—	282	102
Provision (reversal of provision) for credit losses	6	(43)	(7)	(17)
Provision for losses on investment in securities	—	—	—	50
Change in fair value of interest rate swap contracts	(72)	(369)	(160)	(585)
(Gain) loss on sale of securities	(14)	(8)	(16)	46
Changes in operating assets and liabilities:
Accounts receivable	(412)	(1,151)	(136)	(1,362)
Prepaid and other assets	56	30	72	41
Due from affiliates	—	—	5	—
Accounts payable, Managing Member	(110)	(262)	98	(342)
Accounts payable, other	(46)	(117)	(76)	(717)
Accrued interest payable	(6)	6	46	(8)
Unearned operating lease income	(208)	(414)	(987)	(333)

Net cash provided by operating activities	3,840	3,459	7,903	7,928

Investing activities:
Purchases of equipment on operating leases	—	(729)	(149)	(1,440)
Purchase of securities	(3)	—	(3)	—
Proceeds from sales of lease assets and early termination of notes	270	782	699	960
Payments of initial direct costs	1	(2)	—	(23)
Payments received on direct finance leases	1,643	563	2,902	843
Proceeds from sale of securities	14	7	16	78
Payments received on notes receivable	236	324	502	796

Net cash provided by investing activities	2,161	945	3,967	1,214

Financing activities:
Borrowings under acquisition facility	—	1,500	—	4,500
Repayments under acquisition facility	—	(7,000)	—	(8,000)
Borrowings under non-recourse debt	—	7,583	—	7,583
Repayments under non-recourse debt	(1,132)	(310)	(2,137)	(310)
Repayments under receivables funding program	(3,203)	(3,847)	(6,090)	(7,358)
Rescissions/repurchases of Units	—	—	—	(26)
Settlement of amount due from affiliate (transfer of lease assets)	—	—	1,004	—
Distributions to Other Members	(2,794)	(2,794)	(5,588)	(5,588)
Distributions to Managing Member	(226)	(226)	(453)	(453)

Net cash used in financing activities	(7,355)	(5,094)	(13,264)	(9,652)

Net decrease in cash and cash equivalents	(1,354)	(690)	(1,394)	(510)
Cash and cash equivalents at beginning of period	12,826	3,230	12,866	3,050

Cash and cash equivalents at end of period	$11,472	$2,540	$11,472	$2,540

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$783	$674	$1,572	$1,389

Cash paid during the period for taxes	$60	$65	$61	$66

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$106	$106	$106	$106

Distributions declared and payable to Other Members at period-end	$1,313	$1,313	$1,313	$1,313

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through June 30, 2010. As of June 30, 2010, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2010 and 2009 and long-lived tangible assets as of June 30, 2010 and December 31, 2009 (in thousands):

	For the six months ended June 30,
	2010	% of Total	2009	% of Total
Revenue:
United States	$13,411	93%	$12,742	92%

United Kingdom	725	5%	986	7%
Canada	219	2%	158	1%

Total International	944	7%	1,144	8%

Total	$14,355	100%	$13,886	100%

	As of June 30,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived tangible assets:
United States	$77,280	95%	$87,689	95%

United Kingdom	2,646	4%	3,449	4%
Canada	1,166	1%	1,382	1%

Total International	3,812	5%	4,831	5%

Total	$81,092	100%	$92,520	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. There were no impaired securities at June 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income, net:

The Company’s other income, net for the three and six months ended June 30, 2010 and 2009 consists of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Foreign currency gain	$48	$159	$108	$110
Change in fair value of interest rate swap contracts	72	369	160	585

	$120	$528	$268	$695

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8% to 14%. The notes are secured by the equipment financed. The notes mature from 2010 through 2016.

Credit losses on the notes were nominal at June 30, 2010. There were no credit losses related to the notes at December 31, 2009. At June 30, 2009, the Company carried a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. The impaired note was subsequently written-off during the third quarter of 2009. A note receivable with a net book value of $49 thousand was on non-accrual status as of June 30, 2010; there were no notes receivable on non-accrual status as of December 31, 2009.

As of June 30, 2010, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2010	$388
Year ending December 31, 2011	571
2012	406
2013	295
2014	221
2015	166
Thereafter	188

2,235
Less: portion representing unearned interest income	(374)

1,861
Unamortized indirect costs	3

Notes receivable, net	$1,864

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$—	$1	$1	$4
IDC amortization - lease assets	91	105	190	214

Total	$91	$106	$191	$218

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$71,095	$(903)	$(9,632)	$60,560
Net investment in direct financing leases	20,645	95	(865)	19,875
Assets held for sale or lease, net	87	69	(3)	153
Initial direct costs, net of accumulated amortization of $952 at June 30, 2010 and $1,068 at December 31, 2009	693	1	(190)	504

Total	$92,520	$(738)	$(10,690)	$81,092

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct finance leases totaled $91 thousand and $105 thousand for the respective three months ended June 30, 2010 and 2009, and $190 thousand and $214 thousand for the respective six months ended June 30, 2010 and 2009.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the second quarter of 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of the assets. There was no impaired equipment during the first quarter of 2010. During the first half of 2009, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset.

Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $4.6 million and $5.6 million for the respective three months ended June 30, 2010 and 2009, and was approximately $9.6 million and $11.2 million for the respective six months ended June 30, 2010 and 2009 respectively.

All of the leased property was acquired in years beginning with 2003 through 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The Company, in accordance with its accounting policy for delinquent operating leases, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The new Chrysler has remitted payments relative to the affirmed leases. However, at June 30, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At June 30, 2010 and December 31, 2009, net investment in equipment underlying all lease contracts placed on a cash basis approximated $834 thousand and $1.0 million, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2010 and December 31, 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications, Dispositions and Impairment Losses	Balance June 30, 2010
Materials handling	$39,128	$83	$(2,032)	$37,179
Transportation, other	30,951	—	(2,381)	28,570
Transportation, rail	22,293	—	(12)	22,281
Manufacturing	12,683	—	—	12,683
Construction	10,376	66	(610)	9,832
Aircraft	4,732	—	—	4,732
Logging & lumber	4,728	—	—	4,728
Mining	3,248	—	—	3,248
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	—	1,509
Research	1,443	—	—	1,443
Data processing	937	—	—	937
Other	571	—	(212)	359

	135,045	149	(5,247)	129,947
Less accumulated depreciation	(63,950)	(9,632)	4,195	(69,387)

Total	$71,095	$(9,483)	$(1,052)	$60,560

The average estimated residual value for assets on operating leases was 22% and 23% of the assets’ original cost at June 30, 2010 and December 31, 2009, respectively. Operating leases in non-accrual status totaled $834 thousand and $1.0 million at June 30, 2010 and December 31, 2009, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2010 and December 31, 2009, investment in direct financing leases consists of railcars, manufacturing, mining and materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$30,588	$33,303
Estimated residual values of leased equipment (unguaranteed)	6,480	6,479

Investment in direct financing leases	37,068	39,782
Less unearned income	(17,193)	(19,137)

Net investment in direct financing leases	$19,875	$20,645

There were no investments in direct financing lease assets in non-accrual status at June 30, 2010 and December 31, 2009.

At June 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$9,774	$2,921	$12,695
Year ending December 31, 2011	12,564	5,325	17,889
2012	8,233	4,946	13,179
2013	5,159	4,723	9,882
2014	2,433	4,539	6,972
2015	922	4,450	5,372
Thereafter	57	3,684	3,741

	$39,142	$30,588	$69,730

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

(Unaudited)

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$298	$213	$620	$438
Asset management fees to Managing Member and/or affiliates	305	318	608	599
Acquisition and initial direct costs paid to Managing Member	17	88	52	144

	$620	$619	$1,280	$1,181

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

6. Non-recourse debt:

At June 30, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $34.3 million over the remaining lease terms; and the carrying value of the pledged assets is $21.7 million. The notes mature at various dates from 2010 through 2017.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt (continued):

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2010	$2,303	$891	$3,194
Year ending December 31, 2011	4,719	1,564	6,283
2012	4,931	1,264	6,195
2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
Thereafter	3,921	134	4,055

	$28,784	$5,896	$34,680

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012.

As of June 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	June 30, 2010	December 31, 2009
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,200)	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,800	$73,250

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities (continued):

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

As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $43.9 million, 1.11 to 1, and 8.66 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company has no outstanding borrowings under the acquisition facility at both June 30, 2010 and December 31, 2009. The weighted average interest rate on borrowings was 2.44% during the six months ended June 30, 2009.

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

As of June 30, 2010, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2010, borrowings of $1.2 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at June 30, 2010 was approximately $311 thousand. As of December 31, 2009, there were no borrowings under the Warehouse Facility.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Receivables funding program:

As of June 30, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

The RF Program provides for borrowing at a variable interest rate and requires the Company to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The RF Program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

The Company had approximately $19.7 million and $25.8 million outstanding under the RF Program at June 30, 2010 and December 31, 2009, respectively. During the three months ended June 30, 2010 and 2009, the Company paid program fees, as defined in the receivables funding agreement, totaling $22 thousand and $36 thousand, respectively. During the six months ended June 30, 2010 and 2009, the Company paid program fees, as defined in the receivables funding agreement, totaling $46 thousand and $74 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of June 30, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $19.7 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.23% to 0.35%. As of December 31, 2009, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $25.8 million based on the difference between the same nominal rates and variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of operations in other income/(expense).

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

At June 30, 2010 and December 31, 2009, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2010	Notional Balance June 30, 2010	Swap Value June 30, 2010	Payment Rate on Interest Swap Agreement
January 16, 2007	$12,365	$2,842	$2,842	$(145)	5.15%
July 2, 2007	7,222	1,322	1,322	(60)	5.39%
September 19, 2007	6,874	2,832	2,832	(151)	4.83%
January 15, 2008	10,018	2,730	2,730	(86)	3.58%
March 27, 2008	5,410	3,465	3,465	(189)	3.21%
May 16, 2008	10,194	4,933	4,933	(136)	3.69%
May 28, 2008	5,470	1,567	1,567	(40)	3.49%

	$57,553	$19,691	$19,691	$(807)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Receivables funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$4,054	$4,054	$(199)	5.15%
July 2, 2007	7,222	1,917	1,917	(89)	5.39%
September 19, 2007	6,874	3,454	3,454	(183)	4.83%
January 15, 2008	10,018	3,845	3,845	(109)	3.58%
March 27, 2008	5,410	3,919	3,919	(214)	3.21%
May 16, 2008	10,194	6,257	6,257	(115)	3.69%
May 28, 2008	5,470	2,335	2,335	(58)	3.49%

	$57,553	$25,781	$25,781	$(967)

At June 30, 2010, the minimum repayment schedule under the Program is as follows (in thousands):

Six Months Ending December 31, 2010	$5,168
Year ending December 31, 2011	6,857
2012	4,358
2013	2,528
2014	780

$19,691

At June 30, 2010, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $20.1 million at their discounted present value.

During the three months ended June 30, 2010 and 2009, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 5.04% and 6.23%, respectively. During the six months ended June 30, 2010 and 2009, the weighted average interest rates were 5.06% and 6.34%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of June 30, 2010 and December 31, 2009.

9. Commitments:

At June 30, 2010, there were commitments to purchase lease assets totaling approximately $1.4 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11. Member’s capital:

Units issued and outstanding were 13,971,486 at both June 30, 2010 and December 31, 2009. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the respective six months ended June 30, 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributions declared	$2,794	$2,794	$5,588	$5,588
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,928

Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

12. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

12. Fair value measurements (continued):

At June 30, 2010 and December 31, 2009, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. In addition, at December 31, 2009, the Company measured the fair value of impaired leased and off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired lease and off-lease equipment

During the second quarter of 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of the assets. There was no impaired equipment during the first quarter of 2010. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2009, fair value adjustments related to impaired operating lease and off-lease assets approximated $404 thousand which reduced the cost basis of the assets. In addition, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$317	$—	$—	$317

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$807	$—	$807	$—

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$447	$—	$—	$447

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$967	$—	$967	$—

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

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

12. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$11,472	$11,472	$12,866	$12,866
Notes receivable	1,864	1,864	2,276	2,276

Financial liabilities:
Non-recourse debt	28,784	29,332	30,921	30,653
Borrowings	19,691	19,691	25,781	25,781
Interest rate swap contracts	807	807	967	967

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Company had net income of $868 thousand and $378 thousand for the three months ended June 30, 2010 and 2009, respectively. The results for the second quarter of 2010 reflect a reduction in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2010 increased by $385 thousand, or 6%, as compared to the prior year period. The increase was primarily due to higher direct financing lease revenues and other revenue offset, in part, by a decline in operating lease revenues.

The increase in revenues from direct financing leases totaled $935 thousand and was primarily attributable to new leases which commenced during the second half of 2009. Other revenue increased by $54 thousand as a result of additional billings for excess wear and tear on returned equipment.

As a partial offset to the aforementioned increases in revenues, operating lease revenues declined by $597 thousand largely due to the termination of a significant operating lease which was subsequently renewed as a direct financing lease during the second half of 2009, continued run-off of the lease portfolio and sales of lease assets.

Expenses

Total expenses for the second quarter of 2010 decreased by $513 thousand, or 7%, as compared to the prior year period. The decrease was largely due to lower depreciation expense and acquisition expense offset, in part, by increases in impairment losses, interest expense, cost reimbursements to AFS and the provision for credit losses.

The decrease in depreciation expense totaled $976 thousand and was largely a result of the termination of a significant operating lease during the latter half of 2009 combined with run-off and sales of lease assets. The reduction in acquisition expense totaled $68 thousand and was primarily due to the decrease in acquisition activities as the Fund has approached full investment.

As a partial offset, impairment losses increased by $282 thousand as the Company deemed certain property subject to operating leases and off-lease equipment to be impaired during the second quarter of 2010. There was no impaired equipment during the prior year period. Interest expense increased by $97 thousand largely as a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was added during the latter half of 2009 of which a portion of the proceeds were used to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. In addition, costs reimbursed to AFS increased by $85 thousand primarily due to a refinement of cost allocation methodologies employed by the Managing Member. Finally, the provision for credit losses increased by $49 thousand as the second quarter 2009 amount included a $44 thousand adjustment to reduce the reserve related to delinquent receivables that were subsequently collected.

Other income, net

Other income, net for the second quarter of 2010 decreased by $408 thousand as compared to the prior year period. The net decrease in other income, net was a result of a $297 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts, combined with a $111 thousand unfavorable change in foreign currency transaction gains and losses recognized during the second quarter of 2010 as compared to the prior year period.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment offset, in part, by a decline in the notional balance of outstanding contracts since June 30, 2009. The lower interest rate environment adversely impacts the Company as the fixed rate payer in the swap contracts.

The unfavorable change in foreign currency gains or losses was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Company had net income of $1.2 million and $79 thousand for the six months ended June 30, 2010 and 2009, respectively. The results for the first half of 2010 reflect a reduction in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first six months of 2010 increased by $469 thousand, or 3%, as compared to the prior year period, on higher direct financing lease revenues and other revenue, and a favorable change in gain recognized on the disposition of securities. These increases were offset, in part, by decreases in revenues from operating leases and interest income on notes receivable.

The increase in revenues from direct financing leases totaled $1.9 million and was primarily attributable to new leases which commenced during the second half of 2009. Other revenue increased by $79 thousand as a result of additional billings for excess wear and tear on returned equipment; and, the favorable change in gain on sale or disposition of securities totaled $62 thousand and was largely a result of a first half 2009 loss on the disposition of securities associated with a terminated note.

As a partial offset to the aforementioned increases in revenues, operating lease revenues declined by $1.4 million largely due to the termination of a significant operating lease which was subsequently renewed as a direct financing lease during the second half of 2009, run-off of the lease portfolio and sales of lease assets. In addition, interest income on the notes receivable declined by $105 thousand as a result of maturities and/or early termination of certain notes.

Expenses

Total expenses for the first half of 2010 decreased by $1.1 million, or 7%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense and acquisition expense offset, in part, by increases in impairment losses, interest expense and cost reimbursements to AFS.

The decrease in depreciation expense totaled $1.6 million and was largely a result of the termination of a significant operating lease during the latter half of 2009 combined with run-off and sales of lease assets; and, acquisition expense decreased by $75 thousand primarily due to the period over period reduction in acquisition activities as the Fund has approached full investment.

As a partial offset, interest expense increased by $237 thousand largely as a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was added during the latter half of 2009 of which a portion of the proceeds were used to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. In addition, impairment losses increased by $180 thousand as the Company deemed certain property subject to operating leases and off-lease equipment to be impaired and recognized a fair value adjustment totaling $282 thousand during the first half of 2010 to reduce the value of the assets. During the first six months of 2009, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset. Finally, costs reimbursed to AFS increased by $182 thousand primarily due to a refinement of cost allocation methodologies employed by the Managing Member.

Other income, net

Other income, net for the first half of 2010 decreased by $427 thousand as compared to the prior year period. The net decrease in other income, net was primarily a result of a $425 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment offset, in part, by a decline in the notional balance of outstanding contracts since June 30, 2009. The lower interest rate environment adversely impacts the Company as the fixed rate payer in the swap contracts.

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

The changes in the Company’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Net cash provided by operating activities during the second quarter of 2010 increased by $381 thousand as compared to the prior year period. The net increase in cash flow was mainly due to a favorable year over year three-month change in both accounts receivable and accounts payable activities, coupled with an increase in unearned operating lease income. These increases in cash flow were partially offset by a decline in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The favorable change in accounts receivable activities improved cash flow by $739 thousand and was primarily attributable to a higher level of billings accrued at June 30, 2009. A large portion of the June 2009 accrual was related to a significant lease that subsequently terminated during the first quarter of 2010. The favorable change in accounts payable and accrued liabilities further improved cash flow by $211 thousand and was attributable to higher period-end accruals at June 30, 2009. Such accruals primarily related to costs reimbursable to AFS. The increase in unearned operating lease income improved cash flow by $206 thousand and was a result of a period over period increase in prepaid rents.

As a partial offset, the decrease in operating results, as adjusted for non-cash items, reduced cash flow by $801 thousand and was mainly a result of the decline in operating lease revenue and the increase in interest expense.

•	Investing Activities

Net cash provided by investing activities during the second quarter of 2010 increased by $1.2 million as compared to the prior year period. The net increase in cash flow was mainly due to a $1.1 million increase in payments received on direct financing leases and a $729 thousand decline in cash used to purchase lease assets. These increases were partially offset by a $512 thousand decrease in proceeds from sales of lease assets and an $88 thousand decline in payments received on notes receivable.

Payments received on direct financing leases increased primarily due to new leases which commenced during the second half of 2009. Purchases of lease assets decreased as a result of the decline in acquisition phase activity as the Fund has approached full investment.

As partial offsets, proceeds from sales of lease assets decreased largely due to the change in the mix of assets sold; and payments received on notes receivable declined mainly due to run-off and early termination of certain notes.

•	Financing Activities

Net cash used in financing activities during the second quarter of 2010 increased by $2.3 million as compared to the prior year period. The increase in cash used (decrease in cash flow) was largely due to a $2.3 million decrease in net borrowing activity comprised of a $9.1 million decrease in cash flow resulting from the absence of Company borrowings during the current quarter partially offset by a $6.8 million reduction in repayments.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Net cash provided by operating activities during the first half of 2010 decreased by $25 thousand as compared to the prior year period. The net decrease in cash flow was mainly due to a reduction in results of operations, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, and a decline in unearned operating lease income. These decreases in cash flow were partially offset by a favorable year over year six-month change in accounts receivable and accounts payable activities.

The decrease in operating results, as adjusted for non-cash items, reduced cash flow by $1.7 million and was mainly a result of the decline in operating lease revenue and the increase in interest expense. Likewise, the decrease in unearned operating lease income reduced cash flow by $654 thousand and was attributable to a period over period reduction in advance billings and increased amortization of prepaid rents received in prior periods.

Partially offsetting the aforementioned decreases in cash flow were increases totaling $1.2 million and $1.1 million from the favorable change in accounts receivable and accounts payable activities, respectively. The change in accounts receivable was mainly due to higher amounts of 2009 year-end billings as compared to year-end 2008, which resulted in higher amounts of receivables collected during the first half of 2010 as compared to the prior year. The change in accounts payable was largely due to higher 2008 year-end accruals when compared to 2009. Such accruals related to higher amounts of asset purchase obligations and costs reimbursable to AFS. Accordingly, this resulted in higher amounts of payables paid during the first half of 2009 as compared to the first half of 2010.

•	Investing Activities

Net cash provided by investing activities during the first half of 2010 increased by $2.8 million as compared to the prior year period. The net increase in cash flow was mainly due to a $2.1 million increase in payments received on direct financing leases and a $1.3 million decline in cash used to purchase lease assets. These increases were partially offset by a $294 thousand decline in payments received on notes receivable and a $261 thousand decrease in proceeds from sales of lease assets.

Payments received on direct financing leases increased primarily due to new leases which commenced during the second half of 2009. Purchases of lease assets decreased as a result of the decline in acquisition phase activity as the Fund has approached full investment.

As partial offsets, payments received on notes receivable declined mainly due to run-off and early termination of certain notes; and, proceeds from sales of lease assets decreased largely due to the decline in number of assets and the change in the mix of assets sold.

•	Financing Activities

Net cash used in financing activities during the first half of 2010 increased by $3.6 million as compared to the prior year period. The increase in cash used (decrease in cash flow) was largely due to a $4.6 million decrease in net borrowing activity comprised of a $12.0 million decrease in cash flow resulting from the absence of Company borrowings during the current quarter partially offset by a $7.4 million reduction in repayments.

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

Receivable funding program

In addition to the Credit Facility, as of June 30, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of June 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $43.9 million, 1.11 to 1, and 8.66 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the six months ended June 30, 2010 (in thousands):

Net income - GAAP basis	$1,178
Interest expense	1,618
Depreciation and amortization	9,635
Amortization of initial direct costs	191
Impairment loss	282
Reversal of provision for credit losses	(7)
Change in fair value of interest rate swap contracts	(160)
Payments received on direct finance leases	2,902
Payments received on notes receivable	502
Amortization of unearned income on direct finance leases	(2,037)
Amortization of unearned income on notes receivable	(92)

EBITDA (for Credit Facility financial covenant calculation only)	$14,012

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, in April 2009, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of June 30, 2010 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $834 thousand for impairment and believes that, as of June 30, 2010, no probable impairment exists.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through June 2010.

At June 30, 2010, there were commitments to purchase lease assets totaling approximately $1.4 million (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 11, 2010

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