Form 10-Q
period 2010-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2010-11-15
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Liability Company Units outstanding as of October 31, 2010 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$11,365	$12,866
Accounts receivable, net of allowance for doubtful accounts of $60 at September 30, 2010 and $48 at December 31, 2009	1,184	1,032
Notes receivable, net of unearned interest income of $335 as of September 30, 2010 and unearned interest income of $465 as of December 31, 2009	1,689	2,276
Due from affiliates	—	1,009
Prepaid expenses and other assets	95	121
Investment in securities	251	248
Investments in equipment and leases, net of accumulated depreciation of $67,773 at September 30, 2010 and $64,825 at December 31, 2009	75,400	92,520

Total assets	$89,984	$110,072

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$315	$122
Accrued distributions to Other Members	1,313	1,313
Other	624	679
Accrued interest payable	156	118
Interest rate swap contracts	757	967
Deposits due lessees	90	90
Non-recourse debt	27,641	30,921
Receivables funding program obligation	16,982	25,781
Unearned operating lease income	1,260	2,115

Total liabilities	49,138	62,106

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	40,846	47,966

Total Members’ capital	40,846	47,966

Total liabilities and Members’ capital	$89,984	$110,072

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$5,419	$6,600	$17,444	$20,028
Direct financing leases	1,101	232	3,138	407
Interest on notes receivable	38	61	130	258
Gain on sales of assets and early termination of notes	190	3	283	121
Gain (loss) on sales of securities	—	—	16	(46)
Other interest	2	3	2	4
Other	65	14	157	27

Total revenues	6,815	6,913	21,170	20,799

Expenses:
Depreciation of operating lease assets	4,382	5,361	14,017	16,607
Asset management fees to Managing Member	316	351	924	950
Acquisition expense	154	6	206	133
Cost reimbursements to Managing Member	244	248	864	686
Amortization of initial direct costs	82	105	273	323
Interest expense	726	667	2,344	2,048
Impairment losses	—	49	282	151
Provision for credit losses	19	32	12	15
Provision for losses on investment in securities	—	—	—	50
Professional fees	32	110	265	298
Franchise fees and taxes	11	29	36	65
Outside services	12	18	103	60
Other	69	11	166	103

Total operating expenses	6,047	6,987	19,492	21,489
Other (expense) income , net	(4)	221	264	916

Net income	$764	$147	$1,942	$226

Net income (loss):
Managing Member	$227	$227	$680	$680
Other Members	537	(80)	1,262	(454)

	$764	$147	$1,942	$226

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.01)	$0.09	$(0.03)
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,779

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

YEAR ENDED DECEMBER 31, 2009

AND NINE MONTHS ENDED

SEPTEMBER 30, 2010

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	13,975,486	$59,087	$—	$59,087
Syndication costs allocation adjustment	(4,000)	(26)	—	(26)
Distributions to Other Members ($0.80 per Unit)	—	(11,178)	—	(11,178)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	83	906	989

Balance December 31, 2009	13,971,486	47,966	—	47,966
Distributions to Other Members ($0.60 per Unit)	—	(8,382)	—	(8,382)
Distributions to Managing Member	—	—	(680)	(680)
Net income	—	1,262	680	1,942

Balance September 30, 2010	13,971,486	$40,846	$—	$40,846

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating activities:
Net income	$764	$147	$1,942	$226
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(190)	(3)	(283)	(121)
Depreciation of operating lease assets	4,382	5,361	14,017	16,607
Amortization of initial direct costs	82	105	273	323
Amortization of unearned income on direct financing leases	(1,101)	(232)	(3,138)	(407)
Amortization of unearned income on notes receivable	(38)	(61)	(130)	(258)
Impairment losses	—	49	282	151
Provision for credit losses	19	32	12	15
Provision for losses on investment in securities	—	—	—	50
Change in fair value of interest rate swap contracts	(51)	(54)	(211)	(639)
Gain (loss) on sale of securities	—	—	(16)	46
Changes in operating assets and liabilities:
Accounts receivable	(27)	1,750	(163)	388
Due from affiliates	—	—	5	—
Prepaid and other assets	(46)	(62)	26	(21)
Accounts payable, Managing Member	95	226	193	(116)
Accounts payable, other	21	(32)	(55)	(749)
Accrued interest payable	(8)	44	38	36
Unearned operating lease income	132	201	(855)	(132)

Net cash provided by operating activities	4,034	7,471	11,937	15,399

Investing activities:
Purchases of equipment on operating leases	—	(458)	(149)	(1,898)
Purchase of equipment under direct finance leases	—	(6,054)	—	(6,054)
Purchase of securities	—	—	(3)	—
Proceeds from sales of lease assets and early termination of notes	1,218	19	1,917	979
Payments of initial direct costs	(55)	(53)	(55)	(76)
Payments received on direct financing leases	1,375	533	4,277	1,376
Payments received on notes receivable	194	286	696	1,082
Proceeds from sale of investment securities	—	1	16	79

Net cash provided by (used in) investing activities	2,732	(5,726)	6,699	(4,512)

Financing activities:
Borrowings under acquisition facility	—	500	—	5,000
Repayments under acquisition facility	—	(2,000)	—	(10,000)
Borrowings under non-recourse debt	—	12,836	—	20,419
Repayments under non-recourse debt	(1,143)	(462)	(3,280)	(772)
Repayments under receivables funding program	(2,709)	(3,214)	(8,799)	(10,572)
Rescissions/repurchases of Units	—	—	—	(26)
Settlement of amount due from affiliate (transfer of lease asset)	—	—	1,004	—
Distributions to Other Members	(2,794)	(2,795)	(8,382)	(8,383)
Distributions to Managing Member	(227)	(227)	(680)	(680)

Net cash (used in) provided by financing activities	(6,873)	4,638	(20,137)	(5,014)

Net (decrease) increase in cash and cash equivalents	(107)	6,383	(1,501)	5,873
Cash and cash equivalents at beginning of period	11,472	2,540	12,866	3,050

Cash and cash equivalents at end of period	$11,365	$8,923	$11,365	$8,923

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$734	$623	$2,306	$2,012

Cash paid during the period for taxes	$3	$—	$64	$66

Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$106	$106	$106	$106

Distributions declared and payable to Other Members at period-end	$1,313	$1,313	$1,313	$1,313

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 9, 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2022.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased by the Company through September 30, 2010. As of September 30, 2010, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2010 and 2009 and long-lived tangible assets as of September 30, 2010 and December 31, 2009 (in thousands):

	For the nine months ended September 30,
	2010	% of Total	2009	% of Total
Revenue
United States	$19,858	94%	$19,052	92%

United Kingdom	984	5%	1,480	7%
Canada	328	1%	267	1%

Total International	1,312	6%	1,747	8%

Total	$21,170	100%	$20,799	100%

	As of September 30,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$71,512	95%	$87,689	95%

United Kingdom	2,758	4%	3,449	4%
Canada	1,130	1%	1,382	1%

Total International	3,888	5%	4,831	5%

Total	$75,400	100%	$92,520	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. There were no impaired securities at September 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other (expense) income, net:

The Company’s other (expense) income, net for the three and nine months ended September 30, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Foreign currency (loss) gain	$(55)	$167	$53	$277
Change in fair value of interest rate swap contracts	51	54	211	639

Total	$(4)	$221	$264	$916

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.42% to 11.97%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016.

Credit losses related to the notes were nominal at September 30, 2010. There were no credit losses related to the notes at December 31, 2009. A note receivable with a net book value of $52 thousand was on non-accrual status as of September 30, 2010; there were no notes receivable on non-accrual status as of December 31, 2009.

As of September 30, 2010, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2010	$174
Year ending December 31, 2011	571
2012	406
2013	295
2014	221
2015	166
Thereafter	188

2,021
Less: portion representing unearned interest income	(335)

1,686
Unamortized indirect costs	3

Notes receivable, net	$1,689

	September 30, 2010	December 31, 2009
Net investment in notes receivable placed in non-accrual status	$52	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net (continued):

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$1	$2	$2	$6
IDC amortization - lease assets	81	103	271	317

Total	$82	$105	$273	$323

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$71,095	$(2,336)	$(14,013)	$54,746
Net investment in direct financing leases	20,645	477	(1,138)	19,984
Assets held for sale or lease, net	87	110	(4)	193
Initial direct costs, net of accumulated amortization of $843 at September 30, 2010 and $1,068 at December 31, 2009	693	55	(271)	477

Total	$92,520	$(1,694)	$(15,426)	$75,400

Additions to net investment in operating leases are stated at cost.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the first half of 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of the assets. There was no impaired equipment during the third quarter of 2010. During the third quarter of 2009, the Company recognized an approximate $49 thousand impairment loss which reduced the residual value of certain off-lease assets. In addition, during the first half of 2009, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset. Such asset was subsequently renewed as an operating lease.

Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $4.4 million and $5.4 million for the respective three months ended September 30, 2010 and 2009, and was approximately $14.0 million and $16.6 million for the respective nine months ended September 30, 2010 and 2009 respectively.

All of the leased property was acquired in years beginning with 2003 through 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The Company, in accordance with its accounting policy for delinquent operating leases, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At September 30, 2010 and December 31, 2009, net investment in equipment underlying all lease contracts placed on a cash basis approximated $752 thousand and $1.0 million, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2010 and December 31, 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications, Dispositions and Impairment Losses	Balance September 30, 2010
Materials handling	$39,128	$83	$(4,234)	$34,977
Transportation, other	30,951	—	(2,523)	28,428
Transportation, rail	22,293	—	(12)	22,281
Manufacturing	12,683	—	(2,840)	9,843
Construction	10,376	66	(2,802)	7,640
Aircraft	4,732	—	—	4,732
Logging & lumber	4,728	—	—	4,728
Mining	3,248	—	—	3,248
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	—	1,509
Research	1,443	—	(313)	1,130
Data processing	937	—	—	937
Other	571	—	(212)	359

	135,045	149	(12,936)	122,258
Less accumulated depreciation	(63,950)	(14,013)	10,451	(67,512)

Total	$71,095	$(13,864)	$(2,485)	$54,746

The average estimated residual value for assets on operating leases was 22% and 23% of the assets’ original cost at September 30, 2010 and December 31, 2009, respectively. Operating leases in non-accrual status totaled $752 thousand and $1.0 million at September 30, 2010 and December 31, 2009, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of September 30, 2010 and December 31, 2009, investment in direct financing leases consists of railcars, manufacturing, mining and materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$30,322	$33,303
Estimated residual values of leased equipment (unguaranteed)	6,486	6,479

Investment in direct financing leases	36,808	39,782
Less unearned income	(16,824)	(19,137)

Net investment in direct financing leases	$19,984	$20,645

There were no investments in direct financing lease assets in non-accrual status at September 30, 2010 and December 31, 2009.

At September 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$5,187	$1,900	$7,087
Year ending December 31, 2011	13,331	5,967	19,298
2012	8,277	5,038	13,315
2013	5,159	4,744	9,903
2014	2,433	4,538	6,971
2015	922	4,451	5,373
Thereafter	57	3,684	3,741

	$35,366	$30,322	$65,688

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 -40
Transportation, rail	30 -35
Aircraft	20 -30
Manufacturing	10 -20
Construction	7 - 10
Logging & lumber	7 - 10
Materials handling	7 - 10
Petro/natural gas	7 - 10
Transportation, other	7 - 10
Research	7 - 10
Agriculture	7 - 10
Data processing	3 - 5

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$244	$248	$864	$686
Asset management fees to Managing Member and/or affiliates	316	351	924	950
Acquisition and initial direct costs paid to Managing Member	154	59	207	203

	$714	$658	$1,995	$1,839

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

6. Non-recourse debt:

At September 30, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $38.0 million over the remaining lease terms; and the carrying value of the pledged assets is $21.1 million. The notes mature at various dates from 2010 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2010	$1,160	$436	$1,596
Year ending December 31, 2011	4,719	1,564	6,283
2012	4,931	1,264	6,195
2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
Thereafter	3,921	134	4,055

	$27,641	$5,441	$33,082

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

As of September 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	September 30, 2010	December 31, 2009
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	—	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$73,250

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities (continued):

borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $41.6 million, 1.07 to 1, and 8.69 to 1, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company has no outstanding borrowings under the acquisition facility at both September 30, 2010 and December 31, 2009. The weighted average interest rate on borrowings was 2.48% during the nine months ended September 30, 2009.

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

As of September 30, 2010, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Receivables funding program:

As of September 30, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $17.0 million and $25.8 million outstanding under the RF Program at September 30, 2010 and December 31, 2009, respectively. During the three months ended September 30, 2010 and 2009, the Company paid program fees, as defined in the receivables funding agreement, totaling $19 thousand and $34 thousand, respectively. During the nine months ended September 30, 2010 and 2009, such program fees paid totaled $65 thousand and $108 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of September 30, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $17.0 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.23% to 0.35%. As of December 31, 2009, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $25.8 million based on the difference between the same nominal rates and variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

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

At September 30, 2010 and December 31, 2009, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2010	Notional Balance September 30, 2010	Swap Value September 30, 2010	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$2,481	$2,481	$(126)	5.15%
July 2, 2007	7,222	1,048	1,048	(50)	5.39%
September 19, 2007	6,874	2,517	2,517	(139)	4.83%
January 15, 2008	10,018	2,197	2,197	(79)	3.58%
March 27, 2008	5,410	3,233	3,233	(146)	3.21%
May 16, 2008	10,194	4,295	4,295	(182)	3.69%
May 28, 2008	5,470	1,211	1,211	(35)	3.49%

	$57,553	$16,982	$16,982	$(757)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Receivables funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$4,054	$4,054	$(199)	5.15%
July 2, 2007	7,222	1,917	1,917	(89)	5.39%
September 19, 2007	6,874	3,454	3,454	(183)	4.83%
January 15, 2008	10,018	3,845	3,845	(109)	3.58%
March 27, 2008	5,410	3,919	3,919	(214)	3.21%
May 16, 2008	10,194	6,257	6,257	(115)	3.69%
May 28, 2008	5,470	2,335	2,335	(58)	3.49%

	$57,553	$25,781	$25,781	$(967)

At September 30, 2010, the minimum repayment schedule under the Program is as follows (in thousands):

Three months ending December 31, 2010	$2,459
Year ending December 31, 2011	6,857
2012	4,358
2013	2,528
2014	780

$16,982

At September 30, 2010, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $18.3 million at their discounted present value.

During the three months ended September 30, 2010 and 2009, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 4.99% and 5.54%, respectively. During the nine months ended September 30, 2010 and 2009, the weighted average interest rates were 5.04% and 6.11%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of September 30, 2010 and December 31, 2009.

9. Commitments:

At September 30, 2010, there were commitments to purchase lease assets totaling approximately $1.0 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11. Member’s capital:

Units issued and outstanding were 13,971,486 at both September 30, 2010 and December 31, 2009. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the respective nine months ended September 30, 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Distributions declared	$2,794	$2,795	$8,382	$8,383
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,779

Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

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

At September 30, 2010 and December 31, 2009, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. In addition, at December 31, 2009, the Company measured the fair value of impaired leased and off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired lease and off-lease equipment

During the first nine months of 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2009, fair value adjustments related to impaired operating lease and off-lease assets approximated $404 thousand which reduced the cost basis of the assets. In addition, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$126	$—	$—	$126
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$757	$—	$757	$—

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired leased and off-lease assets	$447	$—	$—	$447
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$967	$—	$967	$—

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$11,365	$11,365	$12,866	$12,866
Notes receivable	1,689	1,689	2,276	2,276
Financial liabilities:
Non-recourse debt	27,641	28,926	30,921	30,653
Borrowings	16,982	16,982	25,781	25,781
Interest rate swap contracts	757	757	967	967

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company may continue until December 31, 2022. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Company had net income of $764 thousand and $147 thousand for the three months ended September 30, 2010 and 2009, respectively. The results for the third quarter of 2010 reflect a reduction in total operating expenses partially offset by a decline in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2010 decreased by $98 thousand, or 1%, as compared to the prior year period. The decrease was primarily due to lower operating lease revenues offset, in part, by higher direct financing lease revenues, gains recognized on sales of assets and early termination of notes, and other revenue.

Operating lease revenues declined by $1.2 million largely due to the termination of a significant operating lease which was subsequently renewed as a direct financing lease during the second half of 2009, continued run-off of the lease portfolio and sales of lease assets.

As partial offsets to the aforementioned decrease in revenues, direct financing lease revenues increased by $869 thousand largely due to new leases which commenced during the second half of 2009; and, gains recognized on sales of lease assets increased by $187 thousand reflecting increased volume and type of assets sold during the current year quarter. In addition, other revenue increased by $51 thousand as a result of additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for the third quarter of 2010 decreased by $940 thousand, or 13%, as compared to the prior year period. The net decrease was largely due to lower depreciation expense, professional fees, impairment losses, asset management fees paid to AFS, and amortization of initial direct costs related to asset purchases offset, in part, by higher acquisition expense, interest expense and other expense.

The decrease in depreciation expense totaled $979 thousand and was largely a result of the termination of a significant operating lease during the latter half of 2009 combined with run-off and sales of lease assets. Professional fees declined by $78 thousand primarily due to a period over period reduction in legal fees, as the third quarter 2009 amount included legal expenses related to certain contractual re-structuring and other matters. Moreover, impairment losses declined by $49 thousand due to third quarter 2009 losses recognized on certain off-lease equipment. There were no such impairment losses during the current year quarter.

Asset management fees paid to AFS declined by $35 thousand largely due to the period over period decrease in managed assets and related rents; and, amortization of initial direct costs related to asset purchases declined by $23 thousand largely due to the period over period decline in capitalized acquisition costs.

Partly offsetting the aforementioned decreases in expenses were increases in acquisition expense, interest expense and other expense totaling $148 thousand, $59 thousand and $58 thousand, respectively. The increase in acquisition expense reflects costs related to business development efforts. Interest expense increased largely as a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was added during the latter half of 2009 of which a portion of the proceeds were used to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. Finally, other expense increased on higher maintenance costs on certain aging railcars, coupled with increased bank charges and postage costs.

Other (expense) income, net

The Company recorded other expense, net totaling $4 thousand for the third quarter of 2010 as compared to other income, net totaling $221 thousand for the prior year period, a net decrease of $225 thousand. The decrease was primarily attributable to a $222 thousand unfavorable change in foreign currency transaction gains and losses recognized during the third quarter of 2010 as compared to the prior year period.

The unfavorable change in foreign currency transaction gains and losses was primarily a result of a stronger U.S. currency when compared to the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Company had net income of $1.9 million and $226 thousand for the nine months ended September 30, 2010 and 2009, respectively. The results for the first nine months of 2010 reflects the combination of a 9% reduction in total operating expenses and a 2% increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2010 increased by $371 thousand, or 2%, as compared to the prior year period. The increase was primarily a result of higher direct financing lease revenues, higher gains recognized on sales of lease assets and early termination of notes, increased other revenue, and a favorable change in gain recognized on the disposition of securities offset, in part, by decreases in revenues from operating leases and in interest income on notes receivable.

The increase in revenues from direct financing leases totaled $2.7 million and was primarily attributable to new leases which commenced during the second half of 2009. Gain on sales of lease assets and early termination of notes increased by $162 thousand, reflecting increased volume and the type of assets sold during the current year period. In addition, other revenue increased by $130 thousand as a result of additional billings for excess wear and tear on returned equipment; and, the favorable change in gain on sale or disposition of securities, which totaled $62 thousand, was largely a result of a first half 2009 loss on the disposition of securities associated with a terminated note.

Partially offsetting the aforementioned increases in revenues were reductions in operating lease revenues and interest income on the notes receivable totaling $2.6 million and $128 thousand, respectively. The decline in operating lease revenues was largely due to the termination of a significant operating lease which was subsequently renewed as a direct financing lease during the second half of 2009, run-off of the lease portfolio and sales of lease assets. The decrease in interest income on notes receivable was mainly a result of certain maturities and/or early termination.

Expenses

Total expenses for the first nine months of 2010 decreased by $2.0 million, or 9%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, amortization of initial direct costs related to asset purchases and the provision for losses on investment in securities offset, in part, by increases in interest expense, costs reimbursed to AFS, impairment losses, acquisition expense and other expense.

The decrease in depreciation expense totaled $2.6 million and was largely a result of the termination of a significant operating lease during the latter half of 2009 combined with run-off and sales of lease assets. Amortization of initial direct costs related to asset purchases declined by $50 thousand largely due to the period over period decline in capitalized acquisition costs; and impairment losses on investment in securities decreased by $50 thousand due to a first quarter 2009 impairment recognized on an investment security which was subsequently disposed of during the latter half of 2009; no such impairment was recognized during the current year period.

Partially offsetting the aforementioned decreases in expense was a $296 thousand increase in interest expense, a $178 thousand increase in costs reimbursed to AFS, a $131 thousand hike in impairment losses, a $73 thousand increase in acquisition expense and a $63 thousand increase in other expense.

The increase in interest expense was largely a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was added during the latter half of 2009 of which a portion of the proceeds were used to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. Costs reimbursed to AFS increased primarily due to a refinement of cost allocation methodologies employed by the Managing Member; and, impairment losses increased as a result of a period over period increase in equipment deemed impaired by the Company.

Moreover, acquisition expense increased on higher costs related to business development efforts; and, other expense increased on higher maintenance costs on certain aging railcars, higher printing and postage costs related to investor communication, and increased bank charges.

Other income, net

Other income, net for the first nine months of 2010 decreased by $652 thousand as compared to the prior year period. The net decrease in other income, net was the result of a $428 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts coupled with a $224 thousand unfavorable change in foreign currency transaction gains and losses recognized during the first nine months of 2010 as compared to the prior year period.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment offset, in part, by a decline in the notional balance of outstanding contracts since September 30, 2009. The lower interest rate environment adversely impacts the Company as the fixed rate payer in the swap contracts.

The unfavorable change in foreign currency transaction gains and losses was primarily a result of a stronger U.S. currency when compared to the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

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

The changes in the Company’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Net cash provided by operating activities during the third quarter of 2010 decreased by $3.4 million as compared to the prior year period. The net decrease in cash flow was mainly due to an unfavorable year over year three-month change in accounts receivable, coupled with a decline in net operating results as adjusted for non-cash revenue and expense items, such as gains on sales of assets and depreciation expense.

The unfavorable change in accounts receivable reduced cash flow by $1.8 million and was primarily attributable to a higher level of collections during the third quarter of 2009 as compared to the current year period. Such was occasioned by higher billings accrued at June 30, 2009 of which a large portion was related to a significant lease that was subsequently terminated during the first quarter of 2010.

The decrease in net operating results as adjusted for non-cash items further reduced cash flow by $1.5 million and was mainly a result of the decline in operating lease revenues.

•	Investing Activities

Net cash provided by investing activities totaled $2.7 million for the third quarter of 2010 as compared to cash used in investing activities totaling $5.7 million for the third quarter of 2009, an $8.4 million increase. The net increase in cash flow was mainly due to a decline in cash used to purchase lease assets coupled with increases in proceeds from sales of lease assets and early termination of notes receivable, and in payments received on direct financing leases.

Cash used to purchase lease assets declined by $6.5 million primarily due to the decline in acquisition phase activity as the Fund has approached full investment. A majority of the prior year amount reflects refurbishment costs related to existing lease assets which were subsequently re-leased as direct financing leases.

The increase in proceeds from sales of lease assets and early termination of notes totaled $1.2 million and was largely due to increased volume and the type of assets sold during the current year quarter; and, the increase in payments received on direct financing leases totaled $842 thousand and was mainly a result of new leases which commenced during the latter half of 2009.

•	Financing Activities

Net cash used in financing activities totaled $6.9 million for the third quarter of 2010 as compared to cash provided by financing activities totaling $4.6 million for the third quarter of 2009, a decrease of $11.5 million. The decrease was comprised of a $13.3 million decline in cash flow resulting from the absence of Company borrowings during the current quarter offset by a $1.8 million reduction in repayments.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Net cash provided by operating activities during the first nine months of 2010 decreased by $3.5 million as compared to the prior year period. The net decrease in cash flow was mainly due to a reduction in net operating results as adjusted for non-cash revenue and expense items, such as gains on sales of assets and depreciation expense, a decline in unearned operating lease income, and an unfavorable year over year nine-month change in accounts receivable offset, in part, by a favorable change in accounts payable and accrued liabilities during the same period.

The decrease in net operating results as adjusted for non-cash items reduced cash flow by $3.2 million and was mainly a result of the decline in operating lease revenue and increases in interest expense and costs reimbursed to AFS. The decrease in unearned operating lease income also reduced cash flow by $723 thousand. Such decrease was largely attributable to a period over period reduction in advance billings and increased amortization of prepaid rents received in prior periods. Moreover, the unfavorable change in accounts receivable reduced cash flow by $551 thousand and was primarily a result of an increase in accrued billings and property taxes, as well as delinquent invoices at September 30, 2010 as compared to September 30, 2009.

Partially offsetting the aforementioned decreases in cash flow was a $1.0 million increase resulting from a favorable change in accounts payable and accrued liabilities. The favorable change was largely due to higher 2008 year-end accruals when compared to 2009. Such accruals related to higher amounts of asset purchase obligations and costs reimbursable to AFS. Accordingly, this resulted in higher amounts of payables paid during the first nine months of 2009 as compared to the first nine months of 2010.

•	Investing Activities

Net cash provided by investing activities totaled $6.7 million for the first nine months of 2010 as compared to cash used in investing activities totaling $4.5 million for the prior year period, an $11.2 million increase. The net increase in cash flow was mainly due to a decline in cash used to purchase lease assets coupled with increases in payments received on direct financing leases and in proceeds from sales of lease assets and early termination of notes receivable offset, in part, by a decline in payments received on the notes.

Cash used to purchase lease assets declined by $7.8 million primarily due to the decline in acquisition phase activity as the Fund has approached full investment. As previously discussed, a majority of the prior year amount reflects refurbishment costs related to existing lease assets which were subsequently re-leased as direct financing leases.

The increase in payments received on direct financing leases totaled $2.9 million thousand and was mainly a result of new leases which commenced during the second half of 2009; and, the increase in proceeds from sales of lease assets and early termination of notes receivable totaled $938 thousand and was largely due to increased volume and the type of assets sold during the current year period.

Partially offsetting the above discussed increases in cash flow was a $386 thousand decrease resulting from the reduction in payments received on the Company’s investment in notes receivable, which declined mainly due to run-off and early termination of certain notes receivable.

•	Financing Activities

Net cash used in financing activities during the first nine months of 2010 increased by $15.1 million as compared to the prior year period. The increase in cash used (decrease in cash flow) was largely due to a $16.2 million decrease in net borrowing activity comprised of a $25.4 million decrease in cash flow resulting from the absence of Company borrowings during the current year period partially offset by a $9.3 million reduction in repayments.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future leases or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing and investments in notes receivable. Conversely, should interest rates remain low or decrease, the rates that the Company can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

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

Receivable funding program

In addition to the Credit Facility, as of September 30, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of September 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $41.6 million, 1.07 to 1, and 8.69 to 1, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the nine months ended September 30, 2010 (in thousands):

Net income - GAAP basis	$1,942
Interest expense	2,344
Depreciation and amortization	14,017
Amortization of initial direct costs	273
Impairment loss	282
Provision for credit losses	12
Change in fair value of interest rate swap contracts	(211)
Payments received on direct finance leases	4,277
Payments received on notes receivable	696
Amortization of unearned income on direct finance leases	(3,138)
Amortization of unearned income on notes receivable	(130)

EBITDA (for Credit Facility financial covenant calculation only)	$20,364

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, in April 2009, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of September 30, 2010 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $752 thousand for impairment and believes that, as of September 30, 2010, no probable impairment exists.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through September 2010.

At September 30, 2010, there were commitments to purchase lease assets totaling approximately $1.0 million (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2010

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