Form 10-K
period 2010-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2011-03-24
CIK 1186258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2011 was 13,971,486.

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2010. As of December 31, 2010, 13,971,486 Units remain issued and outstanding.

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

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction is determined by, among other things, the credit of the lessee, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However, the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company will continue to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future.

The Company has also incurred and may continue to incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2010 and 2009, the amount of such securitized borrowings was $14.5 million and $25.8 million, respectively.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2010, the Company had purchased equipment with a total acquisition price of $186.5 million. The Company also had net investments in notes receivable of which $1.7 million remained outstanding at December 31, 2010.

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

During 2010, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.7 million or 14% during the year. During 2009, no one lessee generated more than 10% of the Company’s total leasing and lending revenues.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2010 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Material handling	$49,467	26.52%
Transportation, other	35,388	18.97%
Mining equipment	30,020	16.09%
Transportation/rail	27,429	14.70%
Manufacturing	15,946	8.55%
Construction	13,026	6.98%
Logging and lumber	4,728	2.53%
Petro/natural gas	2,446	1.31%
Other	8,068	4.35%
	$186,518	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$38,670	20.73%
Transportation, other	25,019	13.41%
Manufacturing	20,469	10.97%
Paper products	13,570	7.28%
Wholesale	12,853	6.89%
Wood/Lumber products	12,331	6.61%
Transportation, rail	12,150	6.51%
Health services	11,474	6.15%
Retail	10,718	5.75%
Minerals/Metal products	7,200	3.86%
Industrial machinery	6,020	3.23%
Food products	5,492	2.94%
Construction	5,368	2.88%
Other	5,184	2.79%
	$186,518	100.00%

From inception to December 31, 2010, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$11,598	$3,307	$10,659
Construction	4,541	2,157	4,912
Mining equipment	2,761	1,471	2,245
Manufacturing	2,729	1,277	2,189
Transportation, other	2,696	475	2,572
Transportation, rail	582	638	126
Other	2,658	673	2,454
	$27,565	$9,998	$25,157

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2010 and 2009, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2010 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$8,423	45.87%
Aviation	2,680	14.60%
Storage facility	2,503	13.63%
Manufacturing	950	5.17%
Furniture/Fixtures	499	2.72%
Research	182	1.00%
Other	3,124	17.01%
	$18,361	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$5,138	27.98%
Communications	3,472	18.90%
Manufacturing	3,086	16.80%
Health services	2,708	14.75%
Air transportation	2,680	14.60%
Electronics	778	4.24%
Other	499	2.73%
	$18,361	100.00%

From inception to December 31, 2010, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount
	Financed		Total
	Excluding	Disposition	Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$8,098	$2,182	$6,745
Manufacturing	950	19	1,233
Furniture/Fixtures	499	82	493
Research	182	-	210
Other	2,560	826	2,124
	$12,289	$3,109	$10,805

For further information regarding the Company’s notes receivable portfolio as of December 31, 2010, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4.  [RESERVED]

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 3,289 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2010. AFS estimates the Company’s per unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the receivables funding program and the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases, non-recourse debt and interest rate swaps. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2010 valuation date. As of December 31, 2010, the value of the Company’s assets, calculated on this basis, was approximately $6.61 per Unit.

The foregoing valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

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

The rate for monthly distributions from 2010 operations was $0.0667 per Unit for the period from January through December 2010. Likewise, the rate for monthly distributions from 2009 operations was $0.0667 per Unit for the period from January through December 2009. The rate for each of the quarterly distributions paid in 2010 and 2009 was $0.20 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2010	2009
Net income per Unit, based on weighted average Units outstanding	$0.15	$0.01
Return of investment	0.65	0.79
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.80	0.80
Differences due to timing of distributions	-	-
Actual distributions paid per Unit	$0.80	$0.80

Item 6.  SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2010	2009
Manufacturing	24%	24%
Transportation	23%	24%
Mining	18%	18%

During 2010, one lessee (The Sabine Mining Company) generated 14% of the Company’s total leasing and lending revenues. By comparison, no lessee generated more than 10% of the Company’s total leasing and lending revenues during 2009. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2003 through 2010. The utilization percentage of existing assets under lease was 99% at both December 31, 2010 and 2009.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2010 and 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2010 versus 2009

The Company had net income of $3.0 million and $989 thousand for the year ended December 31, 2010 and 2009, respectively. The results for 2010 reflect the combination of a reduction in total operating expenses and a decrease in total revenues when compared to the prior year.

Revenues

Total revenues for 2010 decreased by $1.1 million, or 4%, as compared to the prior year. The decrease was primarily a result of lower revenues from operating leases and interest income on notes receivable offset, in part, by higher direct financing lease revenues, increased other revenue, and a favorable change in gain recognized on the disposition of securities.

The decrease in operating lease revenues totaled $4.5 million and was largely due to the termination of a significant operating lease which was subsequently renewed as direct financing leases during the second half of 2009, run-off of the lease portfolio and sales of lease assets. The reduction in interest income on notes receivable totaled $143 thousand and was largely a result of maturities and/or early termination of certain notes.

Partially offsetting the aforementioned decreases in revenues was a $3.3 million increase in direct financing lease revenues, a $147 thousand increase in other revenue and a $105 thousand favorable change in gain recognized on the disposition of securities. The increase in revenues from direct financing leases was primarily attributable to new leases which commenced during the second half of 2009. Other revenue increased as a result of additional billings for excess wear and tear on returned equipment; and, the favorable change in gain on sale or disposition of securities reflects a first half 2009 loss on the disposition of securities associated with a terminated note, as well as proceeds from warrants exercised during 2010.

Expenses

Total expenses for 2010 decreased by $3.7 million, or 13%, as compared to the prior year. The net decline in expenses was primarily due to decreases in depreciation expense, impairment losses, and amortization of initial direct costs related to asset purchases offset, in part, by increases in interest expense, costs reimbursed to AFS, acquisition expense and other expense.

The decrease in depreciation expense totaled $3.9 million and was largely a result of the termination of a significant operating lease during the latter half of 2009 combined with run-off and sales of lease assets.

The decrease in impairment losses totaled $224 thousand and was largely due to a higher amount of 2009 adjustments made to certain leased and off-lease equipment, including certain vehicles and material handling equipment, deemed impaired by the Company. During 2009, the secondary market for certain vehicles and some material handling equipment deteriorated, and the reduced estimated realizable secondary market values for such items of the Company’s leased and off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the continued weak economy and low demand for these types of assets. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group, except as otherwise noted. During 2010, the Company’s exposure to impairment risk significantly diminished as a result of sales of leased assets.

Moreover, amortization of initial direct costs related to asset purchases declined by $67 thousand largely due to the year over year decline in acquisitions combined with continued run-off of the lease and loan portfolios.

Partially offsetting the aforementioned decreases in expenses was a $270 thousand increase in interest expense, a $201 thousand increase in costs reimbursed to AFS, a $156 thousand increase in acquisition expense and a $100 thousand increase in other expense.

The increase in interest expense was largely a result of approximately $24.9 million of new non-recourse debt added during the latter half of 2009 of which a portion of the proceeds were used to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. Costs reimbursed to AFS increased primarily due to a refinement of cost allocation methodologies employed by the Managing Member.

Moreover, acquisition expense increased on higher costs related to business development efforts; and, other expense increased on higher maintenance costs on certain aging railcars, higher printing and postage costs related to investor communication, and increased miscellaneous expenses due to certain settlement.

Other income, net

Other income, net for 2010 decreased by $501 thousand as compared to the prior year. The decrease in other income, net was the result of a $455 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts coupled with a $46 thousand unfavorable change in foreign currency transaction gains and losses recognized during 2010 as compared to the prior year.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment offset, in part, by a decline in the notional balance of outstanding contracts since December 31, 2009. The lower interest rate environment adversely impacts the Company as the fixed rate payer in the swap contracts.

The unfavorable change in foreign currency transaction gains and losses was primarily a result of a stronger U.S. currency when compared to the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Company’s cash and cash equivalents totaled $8.8 million and $12.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$14,744	$20,248
Investing activities	7,959	(10,108)
Financing activities	(26,776)	(324)
Net (decrease) increase in cash and cash equivalents	$(4,073)	$9,816

Operating Activities

Cash provided by operating activities during 2010 decreased by $5.5 million as compared to the prior year. The net decrease in cash flow was mainly attributable to the year over year reduction in depreciation of lease assets, increased amortization of unearned income on direct financing leases funded during the latter half of 2009, higher receivables, and a decline in unearned rents offset, in part, by a year over year reduction in payments made against the Company’s liabilities.

The higher receivables balance was largely a result of increased billings accrued at year-end 2010. The decline in unearned rents was mainly a result of a year over year reduction in advance billings and increased amortization of prepaid rents received in the prior year.

The year over year reduction in payments made against liabilities was largely due to lower year-end 2009 accruals when compared to 2008. Accordingly, this resulted in lower amounts of prior year accrued liabilities paid during 2010 as compared to those of 2009. Such accruals related to higher amounts of asset purchase obligations and costs reimbursable to AFS.

Investing Activities

Net cash provided by investing activities totaled $8.0 million for 2010 as compared to cash used in investing activities totaling $10.1 million for the prior year, an $18.1 million increase. The net increase in cash flow was mainly due to a decline in cash used to purchase lease assets coupled with increases in payments received on direct financing leases and in proceeds from sales of lease assets and early termination of notes receivable offset, in part, by a decline in payments received on the notes and an increase in cash used to fund loans.

Cash used to purchase lease assets declined by $14.3 million primarily due to the decline in acquisition phase activity as the Fund has approached full investment. As previously discussed, a majority of the prior year amount reflects refurbishment costs related to existing lease assets which were subsequently re-leased as direct financing leases.

The increase in payments received on direct financing leases totaled $3.7 million and was mainly a result of new leases which commenced during the second half of 2009; and, the increase in proceeds from sales of lease assets and early termination of notes receivable totaled $779 thousand and was largely due to increased volume and the type of assets sold during the current year.

Partially offsetting the above discussed increases in cash flow was a $524 thousand decrease resulting from the reduction in payments received on the Company’s investment in notes receivable, which declined mainly due to run-off and early termination of certain notes receivable, and a $250 thousand increase in cash used to fund investments in notes receivable.

Financing Activities

Net cash used in financing activities during 2010 increased by $26.5 million as compared to the prior year. The increase in cash used (decrease in cash flow) was largely due to a $27.5 million decrease in net borrowing activity comprised of a $37.5 million decrease in cash flow resulting from the absence of Company borrowings during the current year partially offset by a $10.0 million reduction in repayments. During the prior year, the Company had approximately $24.9 million of new non-recourse debt related to the refurbishment and re-leasing of certain existing assets.

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

Receivable funding program

In addition to the Credit Facility, as of December 31, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of December 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $39.5 million, 1.04 to 1, and 8.87 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the year ended December 31, 2010 (in thousands):

Net income - GAAP basis	$3,032
Interest expense	3,019
Depreciation and amortization	17,841
Amortization of initial direct costs	364
Impairment losses	282
Provision for credit losses	14
Provision for losses on investment in securities	15
Change in fair value of interest rate swap contracts	(388)
Payments received on direct finance leases	6,214
Payments received on notes receivable	839
Amortization of unearned income on direct finance leases	(4,272)
Amortization of unearned income on notes receivable	(170)
EBITDA (for Credit Facility financial covenant calculation only)	$26,790

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

Non-Recourse Long-Term Debt

As of December 31, 2010, the Company had non-recourse long-term debt totaling $26.5 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 8 to 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through December 2010. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Other

Due to the bankruptcy of a major lessee, Chrysler Corporation, in April 2009, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of December 31, 2010 through its results of operations. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2010.

At December 31, 2010 and 2009, net investment in equipment underlying all lease contracts placed on a cash basis approximated $639 thousand and $1.0 million, respectively, all of which were related to Chrysler. As of the same dates, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. The Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, the Company had commitments to fund investments in notes receivable of approximately $1.3 million and to purchase lease assets totaling approximately $636 thousand. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance for losses as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 19 through 45.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 22, 2011

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
ASSETS
Cash and cash equivalents	$8,793	$12,866
Accounts receivable, net of allowance for doubtful accounts of $62 at December 31, 2010 and $48 at December 31, 2009	1,866	1,032
Notes receivable, net of unearned interest income of $336 and unearned interest income of $465 as of December 31, 2009	1,705	2,276
Due from affiliates	-	1,009
Prepaid expenses and other assets	80	121
Investment in securities	235	248
Investments in equipment and leases, net of accumulated depreciation of $70,348 at December 31, 2010 and $64,825 at December 31, 2009	71,475	92,520
Total assets	$84,154	$110,072

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$137	$122
Accrued distributions to Other Members	1,313	1,313
Other	685	679
Accrued interest payable	149	118
Interest rate swap contracts	579	967
Deposits due lessees	90	90
Non-recourse debt	26,481	30,921
Receivables funding program obligation	14,523	25,781
Unearned operating lease income	1,281	2,115
Total liabilities	45,238	62,106

Commitments and contingencies

Members’ capital:
Managing Member	-	-
Other Members	38,916	47,966
Total Members’ capital	38,916	47,966
Total liabilities and Members’ capital	$84,154	$110,072

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Leasing activities:
Operating leases	$22,340	$26,855
Direct financing leases	4,272	958
Interest on notes receivable	170	313
Gain on sales of assets and early termination of notes	331	359
Gain (loss) on sales of securities	59	(46)
Other interest	4	5
Other	194	47
Total revenues	27,370	28,491

Expenses:
Depreciation of operating lease assets	17,841	21,755
Asset management fees to Managing Member	1,237	1,286
Acquisition expense	295	139
Cost reimbursements to Managing Member	1,135	934
Amortization of initial direct costs	364	431
Interest expense	3,019	2,749
Impairment losses	282	506
Provision for credit losses	14	31
Provision for losses on investment in securities	15	50
Professional fees	327	391
Franchise fees and taxes	45	95
Outside services	122	94
Other	245	145
Total operating expenses	24,941	28,606
Other income, net	603	1,104
Net income	$3,032	$989

Net income:
Managing Member	$906	$906
Other Members	2,126	83
	$3,032	$989

Net income per Limited Liability Company Unit (Other Members)	$0.15	$0.01
Weighted average number of Units outstanding	13,971,486	13,971,705

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2008	13,975,486	$59,087	$-	$59,087
Repurchases of Units	(4,000)	(26)	-	(26)
Distributions to Other Members ($0.80 per Unit)	-	(11,178)	-	(11,178)
Distributions to Managing Member	-	-	(906)	(906)
Net income	-	83	906	989
Balance December 31, 2009	13,971,486	47,966	-	47,966
Distributions to Other Members ($0.80 per Unit)	-	(11,176)	-	(11,176)
Distributions to Managing Member	-	-	(906)	(906)
Net income	-	2,126	906	3,032
Balance December 31, 2010	13,971,486	$38,916	$-	$38,916

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net income	$3,032	$989
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(331)	(359)
Depreciation of operating lease assets	17,841	21,755
Amortization of initial direct costs	364	431
Amortization of unearned income on direct financing leases	(4,272)	(958)
Amortization of unearned income on notes receivable	(170)	(313)
Impairment losses	282	506
Provision for credit losses	14	31
Provision for losses on investment in securities	15	50
Change in fair value of interest rate swap contracts	(388)	(843)
(Gain) loss on sale of securities	(59)	46
Changes in operating assets and liabilities:
Accounts receivable	(848)	(272)
Due from affiliates	5	(5)
Prepaid expenses and other assets	41	5
Accounts payable, Managing Member	15	(206)
Accounts payable, other	6	(555)
Accrued interest payable	31	33
Unearned operating lease income	(834)	(87)
Net cash provided by operating activities	14,744	20,248

Investing activities:
Purchases of equipment on operating leases	(1,128)	(4,040)
Purchases of equipment on direct financing leases	-	(11,359)
Purchase of securities	(2)	-
Proceeds from sales of lease assets and early termination of notes	2,285	1,506
Payments of initial direct costs	(58)	(133)
Payments received on direct finance leases	6,214	2,476
Notes receivable advances	(250)	-
Payments received on notes receivable	839	1,363
Proceeds from sale of investment securities	59	79
Net cash provided by (used in) investing activities	7,959	(10,108)

Financing activities:
Borrowings under acquisition facility	-	5,000
Repayments under acquisition facility	-	(10,000)
Borrowings under non-recourse debt	-	32,460
Repayments under non-recourse debt	(4,440)	(1,539)
Repayments under receivables funding program	(11,258)	(14,135)
Repurchases and rescissions of Units	-	(26)
Settlement of amount due from affiliate (transfer of lease asset)	1,004	-
Distributions to Other Members	(11,176)	(11,178)
Distributions to Managing Member	(906)	(906)
Net cash used in financing activities	(26,776)	(324)

Net (decrease) increase in cash and cash equivalents	(4,073)	9,816
Cash and cash equivalents at beginning of year	12,866	3,050
Cash and cash equivalents at end of year	$8,793	$12,866

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,988	$2,716
Cash paid during the year for taxes	$64	$66

Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at year-end	$106	$106
Distributions declared and payable to Other Members at year-end	$1,313	$1,313
Transfer of operating lease assets to an affiliate	$-	$1,004

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2010. As of December 31, 2010, 13,971,486 Units remain issued and outstanding.

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

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on capital or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include: cash and cash equivalents, operating and direct financing lease receivables, notes receivable, accounts receivable and interest rate swaps. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance for losses as they are deemed uncollectible.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2010 and 2009, and long-lived tangible assets as of December 31, 2010 and 2009 (dollars in thousands):

	For the year ended December 31,
	2010	% of Total	2009	% of Total
Revenue
United States	$25,644	94%	$26,160	92%
United Kingdom	1,289	5%	1,954	7%
Canada	437	1%	377	1%
Total International	1,726	6%	2,331	8%
Total	$27,370	100%	$28,491	100%

	As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$68,186	95%	$87,689	95%
United Kingdom	2,339	4%	3,449	4%
Canada	950	1%	1,382	1%
Total International	3,289	5%	4,831	5%
Total	$71,475	100%	$92,520	100%

Derivative financial instruments:

The Company records all derivatives as either assets or liabilities on the balance sheet, measures those instruments at fair value and recognizes the offsetting gains or losses as adjustments to net income (loss). Credit exposure from derivative financial instruments that are assets arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

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

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At December 31, 2010, the Company deemed an investment security to be impaired, and recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of the investment. The impaired investment was subsequently disposed of in January 2011.
At March 31, 2009, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of an investment security. Such impaired security was disposed of during the second quarter of 2009. There were no additional impaired securities at December 31, 2009.

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At December 31, 2010 and 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2010 and 2009, the related provision for state income taxes was approximately $45 thousand and $95 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 (in thousands):

	2010	2009
Financial statement basis of net assets	$38,916	$47,966
Tax basis of net assets (unaudited)	28,941	39,512
Difference	$9,975	$8,454

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

The following reconciles the net income reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net income per financial statements	$3,032	$989
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,297)	(2,190)
Provision for losses and doubtful accounts	14	10
Adjustments to revenues / other expenses	705	(75)
Adjustments to gain on sales of assets	276	89
Other	(218)	739
Income (loss) per federal tax return (unaudited)	$1,512	$(438)

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Foreign currency gain	$215	$261
Change in fair value of interest rate swap contracts	388	843
Total	$603	$1,104

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations; however, it did add additional disclosures which have been included in Notes 2 and 5.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3.  Concentration of credit risk:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2010	2009
Manufacturing	24%	24%
Transportation	23%	24%
Mining	18%	18%

During 2010, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.7 million or 14% during the year. During 2009, no one lessee generated more than 10% of the Company’s total leasing and lending revenues.

4.  Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 17 to 120 months and bear interest at rates ranging from 8.42% to 11.97%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016.

A note receivable with a net book value of $28 thousand was on non-accrual status and thus, was considered impaired relative to its payment terms as of December 31, 2010. However, management has determined that no valuation adjustment is necessary as of the same date. There were no impaired or non-accrual notes receivable as of December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4.  Notes receivable, net (continued):

As of December 31, 2010, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2011	$559
2012	520
2013	384
2014	221
2015	166
Thereafter	188
2,038
Less: portion representing unearned interest income	(336)
1,702
Unamortized indirect costs	3
Notes receivable, net	$1,705

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
IDC amortization - notes receivable	$2	$6
IDC amortization - lease assets	362	425
Total	$364	$431

5.  Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Valuation adjustments on financing receivables	Allowance for Doubtful Accounts	Total
Balance January 1, 2009	$479	$37	$516
Provision for credit losses	20	11	31
Charge-offs	(499)	-	(499)
Balance December 31, 2009	-	48	48
Provision for credit losses	-	14	14
Balance December 31, 2010	$-	$62	$62

At December 31, 2010 and 2009, the allowance for doubtful accounts represents reserves against operating lease receivables and certain notes receivable that were deemed impaired but did not require impairment valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

For the year ended December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

Notes
	Receivable		Finance Leases		Total

Allowance for credit losses:
Ending balance, December 31, 2010	$-		$-		$-
Ending balance: individually evaluated for impairment	$-		$-		$-
Ending balance: collectively evaluated for impairment	$-		$-		$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-		$-

Financing receivables, net:
Ending balance, December 31, 2010	$1,705	1	$19,536	2	$21,241
Ending balance: individually evaluated for impairment	$1,705		$19,536		$21,241
Ending balance: collectively evaluated for impairment	$-		$-		$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-		$-

1 Includes $3 of unamortized initial direct costs.
2 Includes $102 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

At December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes	Finance
	Receivable	Leases
	2010	2010
Pass	$335	$19,413
Special mention	1,367	21
Substandard	-	-
Doubtful	-	-
Total	$1,702	$19,434

At December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

							Recorded
			Greater			Total	Investment>
	30-59 Days	60-89 Days	Than 90	Total Past		Financing	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Notes receivable	$-	$-	$-	$-	$1,702	$1,702	$-
Finance leases	-	-	58	58	19,376	19,434	-
Total	$-	$-	$58	$58	$21,078	$21,136	$-

The Company did not carry an impairment reserve on its financing receivables at both December 31, 2010 and 2009. Accounts receivable related to net investments in financing receivables past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved.

6.  Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$71,095	$(1,784)	$(17,837)	$51,474
Net investment in direct financing leases	20,645	730	(1,941)	19,434
Assets held for sale or lease, net	87	97	(4)	180
Initial direct costs, net of accumulated amortization of $782 at December 31, 2010 and $1,068 at December 31, 2009	693	56	(362)	387
Total	$92,520	$(901)	$(20,144)	$71,475

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investment in equipment and leases, net (continued):

Additions to net investment in operating lease assets are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $362 thousand and $425 thousand for the years ended December 31, 2010 and 2009, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of the assets. During 2009, the Company deemed certain operating lease and off-lease assets to be impaired and, accordingly, the Company recorded an adjustment of $404 thousand to the cost basis of such assets. Also during 2009, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset. Such asset was subsequently renewed as an operating lease.

Depreciation expense and impairment losses on the Company’s equipment consist of the following for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Depreciation of operating lease assets	$17,841	$21,755
Impairment losses	282	506
Total	$18,123	$22,261

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions.

All of the leased property was acquired in years beginning with 2003 through 2010.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 25% owned by Fiat. The Company, in accordance with its accounting policy for delinquent operating leases, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At December 31, 2010 and 2009, net investment in equipment underlying all lease contracts placed on a cash basis approximated $639 thousand and $1.0 million, respectively, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2010 and 2009. The Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2010
Materials handling	$39,128	$83	$(5,519)	$33,692
Transportation, other	30,951	979	(2,560)	29,370
Transportation, rail	22,293	-	(12)	22,281
Manufacturing	12,683	-	(2,840)	9,843
Construction	10,376	66	(2,920)	7,522
Aircraft	4,732	-	-	4,732
Logging & lumber	4,728	-	(603)	4,125
Mining	3,248	-	-	3,248
Petro/natural gas	2,446	-	-	2,446
Agriculture	1,509	-	-	1,509
Research	1,443	-	(313)	1,130
Data processing	937	-	-	937
Other	571	-	(212)	359
	135,045	1,128	(14,979)	121,194
Less accumulated depreciation	(63,950)	(17,837)	12,067	(69,720)
Total	$71,095	$(16,709)	$(2,912)	$51,474

The average estimated residual value for assets on operating leases was 22% and 23% of the assets’ original cost at December 31, 2010 and 2009, respectively. Operating leases in non-accrual status totaled $639 thousand and $1.0 million at December 31, 2010 and 2009, respectively.

Direct financing leases:

As of December 31, 2010 and 2009, investment in direct financing leases consists of railcars, manufacturing, mining and materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$28,641	$33,303
Estimated residual values of leased equipment (unguaranteed)	6,499	6,479
Investment in direct financing leases	35,140	39,782
Less unearned income	(15,706)	(19,137)
Net investment in direct financing leases	$19,434	$20,645

Net investment in direct financing lease assets placed in non-accrual status at December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Net investment in direct financing leases placed in non-accrual status	$58	$-

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investment in equipment and leases, net (continued):

At December 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2011	$13,583	$6,109	$19,692
2012	8,401	5,116	13,517
2013	5,283	4,744	10,027
2014	2,558	4,538	7,096
2015	1,046	4,450	5,496
Thereafter	306	3,684	3,990
	$31,177	$28,641	$59,818

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the years ended December 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$1,135	$934
Asset management fees to Managing Member	1,237	1,286
Acquisition and initial direct costs paid to Managing Member	298	248
	$2,670	$2,468

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8.  Non-recourse debt:

At December 31, 2010, non-recourse debt consists of notes payable to financial institutions. The note payments are due in varying monthly installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $36.4 million over the remaining lease terms; and the carrying value of the pledged assets is $20.5 million. The notes mature at various dates from 2011 through 2017.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2011	$4,719	$1,564	$6,283
2012	4,931	1,264	6,195
2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
Thereafter	3,921	134	4,055
	$26,481	$5,005	$31,486

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

As of December 31, 2010 and 2009, borrowings under the facility were as follows (in thousands):

	2010	2009
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	-	-
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(5,345)	(1,750)
Total remaining available under the working capital, acquisition and warehouse facilities	$69,655	$73,250

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9.  Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $39.5 million, 1.04 to 1, and 8.87 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company has no outstanding borrowings under the acquisition facility at both December 31, 2010 and 2009. The Company has repaid all outstanding borrowings under the acquisition facility during the third quarter of 2009. The weighted average interest rate on borrowings for 2009 was 2.49%.

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

As of December 31, 2010, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9.  Borrowing facilities (continued):

As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $2.6 million. At December 31, 2009, there were no borrowings under the Warehouse Facility.

10.  Receivables funding program:

As of December 31, 2010, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $14.5 million and $25.8 million outstanding under the RF Program at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Company paid program fees, as defined in the receivables funding agreement, totaling $81 thousand and $136 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of December 31, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $14.5 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.23% to 0.35%. As of December 31, 2009, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $25.8 million based on the difference between the same nominal rates and variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with the respect to priority and the sharing of collateral pools of the Company, including the Acquisition Facility and Warehouse Facility described in Note 9 above. Among the provisions of the inter-creditor agreement are cross-default provisions and acceleration provisions requiring payment before stated maturity in a default situation.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10.  Receivables funding program (continued):

At December 31, 2010 and 2009, borrowings and interest rate swap agreements under the RF Program are as follows (dollars in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2010	Notional Balance December 31, 2010	Swap Value December 31, 2010	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$2,119	$2,119	$(96)	5.15%
July 2, 2007	7,222	779	779	(37)	5.39%
September 19, 2007	6,874	2,202	2,202	(107)	4.83%
January 15, 2008	10,018	1,822	1,822	(60)	3.58%
March 27, 2008	5,410	2,998	2,998	(113)	3.21%
May 16, 2008	10,194	3,691	3,691	(141)	3.69%
May 28, 2008	5,470	912	912	(25)	3.49%
	$57,553	$14,523	$14,523	$(579)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$4,054	$4,054	$(199)	5.15%
July 2, 2007	7,222	1,917	1,917	(89)	5.39%
September 19, 2007	6,874	3,454	3,454	(183)	4.83%
January 15, 2008	10,018	3,845	3,845	(109)	3.58%
March 27, 2008	5,410	3,919	3,919	(214)	3.21%
May 16, 2008	10,194	6,257	6,257	(115)	3.69%
May 28, 2008	5,470	2,335	2,335	(58)	3.49%
	$57,553	$25,781	$25,781	$(967)

The fair value of the interest rate swaps is estimated using a valuation method with inputs that are defined or that can be corroborated by observable market data.

At December 31, 2010, the minimum repayment schedule under the Program is as follows (in thousands):

Year ending December 31, 2011	$6,857
2012	4,358
2013	2,528
2014	780
$14,523

At December 31, 2010, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $14.8 million at their discounted present value.

During the years ended December 31, 2010 and 2009, the weighted average interest rates on the RF Program were 5.04% and 5.92%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

11. Commitments:

At December 31, 2010, the Company had commitments to fund investments in notes receivable of approximately $1.3 million and to purchase lease assets totaling approximately $636 thousand. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

13. Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2010 and 2009, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2010	2009
Distributions declared	$11,176	$11,178
Weighted average number of Units outstanding	13,971,486	13,971,705
Weighted average distributions per Unit	$0.80	$0.80

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2010 and 2009, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. In addition, as of the same dates, the Company measured the fair value of impaired leased and off-lease equipment, and an impaired investment security on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired lease and off-lease equipment

During 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2009, fair value adjustments related to impaired operating lease and off-lease assets approximated $404 thousand which reduced the cost basis of the assets. In addition, the Company recognized an approximate $102 thousand impairment loss which reduced the residual value of a direct financing lease asset.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security is classified within Level 1 of the valuation hierarchy as the security is actively traded on the Canadian national exchange. Accordingly, there is sufficient trading frequency and volume to provide pricing information on an ongoing basis. The impaired security was disposed of in January 2011. During 2009, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of an investment security. Such impaired security was subsequently disposed of during the second quarter of 2009.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements (continued):

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2010 and 2009 (in thousands):

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$119	$-	$-	$119
Impaired investment securities	$41	$41	$-	$-

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$579	$-	$579	$-

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$447	$-	$-	$447

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$967	$-	$967	$-

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

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

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

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2010 and 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$8,793	$8,793	$12,866	$12,866
Notes receivable	1,705	1,705	2,276	2,276
Investment in securities	235	235	248	248

Financial liabilities:
Non-recourse debt	26,481	27,219	30,921	30,653
Borrowings	14,523	14,523	25,781	25,781
Interest rate swap contracts	579	579	967	967

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2010 and 2009.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$244	$250
Other	16	16
	$260	$266

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Income for the years ended December 31, 2010 and 2009
Statements of Changes in Members’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 22, 2011
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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash	President and Chief Executive Officer of	March 22, 2011
Dean L. Cash	ATEL Financial Services, LLC
(Managing Member)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer	March 22, 2011
Paritosh K. Choksi	and Chief Operating Officer of ATEL Financial
Services, LLC (Managing Member)

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL	March 22, 2011
Samuel Schussler	Financial Services, LLC (Managing Member)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.