Form 10-Q
period 2011-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2011-05-16
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2011 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$8,033	$8,793
Accounts receivable, net of allowance for doubtful accounts of $56 at March 31, 2011 and $62 at December 31, 2010	865	1,866
Notes receivable, net of unearned interest income of $301 at March 31, 2011 and $336 at December 31, 2010	1,592	1,705
Prepaid expenses and other assets	66	80
Investment in securities	91	235
Investments in equipment and leases, net of accumulated depreciation of $72,034 at March 31, 2011 and $70,348 at December 31, 2010	67,597	71,475
Total assets	$78,244	$84,154
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$302	$137
Accrued distributions to Other Members	1,313	1,313
Other	818	685
Accrued interest payable	137	149
Interest rate swap contracts	466	579
Deposits due lessees	52	90
Non-recourse debt	25,318	26,481
Receivables funding program obligation	12,489	14,523
Unearned operating lease income	875	1,281
Total liabilities	41,770	45,238
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	36,474	38,916
Total Members’ capital	36,474	38,916
Total liabilities and Members’ capital	$78,244	$84,154

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Leasing activities:
Operating leases	$4,559	$5,955
Direct financing leases	1,109	1,011
Interest on notes receivable	35	49
Gain (loss) on sales of lease assets and early termination of notes	233	(27)
Gain on sales or dispositions of securities	4	2
Other interest	2	—
Other	32	34
Total revenues	5,974	7,024
Expenses:
Depreciation of operating lease assets	3,525	5,041
Asset management fees to Managing Member	202	303
Acquisition expense	104	35
Cost reimbursements to Managing Member	370	322
Amortization of initial direct costs	66	100
Interest expense	620	841
Impairment losses on equipment	100	—
Reversal of provision for credit losses	(6)	(13)
Provision for losses on investment in securities	96	—
Professional fees	101	149
Franchise fees and taxes	21	6
Outside services	11	27
Other	105	51
Total operating expenses	5,315	6,862
Other (expense) income, net	(74)	148
Net income	$585	$310
Net income:
Managing Member	$227	$227
Other Members	358	83
	$585	$310
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.01
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2011
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	13,971,486	$47,966	$—	$47,966
Distributions to Other Members ($0.80 per Unit)	—	(11,176)	—	(11,176)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	2,126	906	3,032
Balance December 31, 2010	13,971,486	38,916	—	38,916
Distributions to Other Members ($0.20 per Unit)	—	(2,800)	—	(2,800)
Distributions to Managing Member	—	—	(227)	(227)
Net income	—	358	227	585
Balance March 31, 2011	13,971,486	$36,474	$—	$36,474

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$585	$310
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes	(233)	27
Depreciation of operating lease assets	3,525	5,041
Amortization of initial direct costs	66	100
Impairment losses	100	—
Reversal of provision for credit losses	(6)	(13)
Provision for losses on investment in securities	96	—
Change in fair value of interest rate swap contracts	(113)	(88)
Gain on sales or dispositions of securities	(4)	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,007	276
Prepaid expenses and other assets	14	16
Due from affiliates	—	5
Accounts payable, Managing Member	165	208
Accounts payable, other	133	(30)
Accrued interest payable	(12)	52
Deposits due lessees	(38)	—
Unearned operating lease income	(406)	(779)
Net cash provided by operating activities	4,879	5,123
Investing activities:
Purchases of equipment on operating leases	(636)	(149)
Proceeds from sales of lease assets and early termination of notes	688	429
Payments of initial direct costs	(1)	(1)
Principal payments received on direct financing leases	369	248
Proceeds from sales or dispositions of securities	52	2
Principal payments received on notes receivable	113	217
Net cash provided by investing activities	585	746
Financing activities:
Repayments under non-recourse debt	(1,163)	(1,005)
Repayments under receivables funding program	(2,034)	(2,887)
Settlement of amount due from affiliate (transfer of lease assets)	—	1,004
Distributions to Other Members	(2,800)	(2,794)
Distributions to Managing Member	(227)	(227)
Net cash used in financing activities	(6,224)	(5,909)
Net decrease in cash and cash equivalents	(760)	(40)
Cash and cash equivalents at beginning of period	8,793	12,866
Cash and cash equivalents at end of period	$8,033	$12,826
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$632	$789
Cash paid during the period for taxes	$—	$1
Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$106	$106
Distributions declared and payable to Other Members at period-end	$1,313	$1,313

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the “Company”) was formed under the laws of the State of California on August 12, 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member or Manager of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2022.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2011. As of March 31, 2011, 13,971,486 Units remain issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the first quarter 2011, the Company identified a misclassification in the presentation of amortization of unearned income on direct financing leases on the 2010 statements of cash flows. An adjustment made to reflect proper classification results in a $1.1 million increase in net cash from operating activities and a corresponding decrease in net cash from investing activities for the quarter ended March 31, 2010. The Company incorrectly reported these interest income activities as an increase in the payments received on

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

direct financing leases. The appropriate classification of the receipt of interest income on direct financing leases is to record the $1.1 million as an inflow in the operating activities section of the statement of cash flows. The classification adjustment does not change the Company’s financial position, net income or the net reported change in cash for the quarter ended March 31, 2010, nor does it affect the cash balance previously reported on the balance sheet.

The Company does not believe that this classification adjustment is material to cash flows for its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the year ended December 31, 2010. Accordingly, the Company will revise its 2010 statements of cash flows prospectively in the 2011 Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2011 and 2010 and long-lived tangible assets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	% of Total	2010	% of Total
Revenue:
United States	$5,558	93%	$6,507	93%
United Kingdom	307	5%	408	6%
Canada	109	2%	109	1%
Total International	416	7%	517	7%
Total	$5,974	100%	$7,024	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

	As of March 31,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived tangible assets:
United States	$65,063	96%	$68,186	95%
United Kingdom	1,692	3%	2,339	4%
Canada	842	1%	950	1%
Total International	2,534	4%	3,289	5%
Total	$67,597	100%	$71,475	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2011, the Company deemed certain investment securities to be impaired and recorded a fair value adjustment of approximately $96 thousand which reduced the cost basis of the investments. At December 31, 2010, the Company recorded a fair value adjustment of approximately $15 thousand to reduce the cost basis of an impaired investment security. Such impaired investment was subsequently disposed of in January 2011.

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other (expense) income, net:

The Company’s other (expense) income, net for the three months ended March 31, 2011 and 2010 consists of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Foreign currency (loss) gain	$(187)	$60
Change in fair value of interest rate swap contracts	113	88
	$(74)	$148

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 17 to 120 months and bear interest at rates ranging from 8.42% to 11.97%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016.

As of December 31, 2010, a note receivable with a net book value approximating $28 thousand was on non-accrual status and was considered impaired relative to its payment terms. Such note was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. As of March 31, 2011, the aforementioned note continues in non-accrual status and reflects a total principal balance outstanding of $27 thousand. Management has determined that no valuation adjustment is necessary as of the same dates and is vigilant in taking appropriate steps to ensure collection of the outstanding non-accrual balances.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2011, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2011	$411
Year ending December 31, 2012	520
2013	384
2014	221
2015	166
2016	188
1,890
Less: portion representing unearned interest income	(301)
1,589
Unamortized initial direct costs	3
Notes receivable, net	$1,592

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
IDC amortization – notes receivable	$—	$1
IDC amortization – lease assets	66	99
Total	$66	$100

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Balance January 1, 2010	$48
Provision for credit losses	14
Balance December 31, 2010	62
Reversal of provision for credit losses	(6)
Balance March 31, 2011	$56

At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts represents reserves against operating lease receivables and certain notes receivable that were deemed impaired but did not require impairment valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

As of March 31, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

March 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,592[1]	$19,260[2]	$20,852
Ending balance: individually evaluated for impairment	$1,592	$19,260	$20,852
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

1 Includes $3 of unamortized initial direct costs.

2 Includes $87 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,705[3]	$19,536[4]	$21,241
Ending balance: individually evaluated for impairment	$1,705	$19,536	$21,241
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

3 Includes $3 of unamortized initial direct costs.

4 Includes $102 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

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

At March 31, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Pass	$293	$335	$19,173	$19,413
Special mention	1,296	1,367	—	21
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,589	$1,702	$19,173	$19,434

At March 31, 2011 and December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

March 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,589	$1,589	$—
Finance leases	—	42	—	42	19,131	19,173	—
Total	$—	$42	$—	$42	$20,720	$20,762	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,702	$1,702	$—
Finance leases	—	—	58	58	19,376	19,434	—
Total	$—	$—	$58	$58	$21,078	$21,136	$—

The Company did not carry an impairment reserve on its financing receivables at March 31, 2011 and December 31, 2010. As of the same dates, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$51,474	$(2,327)	$(3,522)	$45,625
Net investment in direct financing leases	19,434	108	(369)	19,173
Assets held for sale or lease, net	180	2,300	(3)	2,477
Initial direct costs, net of accumulated amortization of $700 at March 31, 2011 and $782 at December 31, 2010	387	1	(66)	322
Total	$71,475	$82	$(3,960)	$67,597

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $66 thousand and $99 thousand for the three months ended March 31, 2011 and 2010, respectively (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the first quarter of 2011, the Company deemed certain operating off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $100 thousand which reduced the cost basis of the equipment. No impairment losses were recorded during the three months ended March 31, 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $3.5 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively.

All of the leased property was acquired in years beginning with 2003 through March 31, 2011.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler — its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers — from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 25% owned by Fiat. The Company, in accordance with its accounting policy for delinquent operating leases, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2011, the account remains on cash basis in accordance with Company policy as the payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current. At April 1, 2011, Chrysler accounts were returned to accrual status.

At March 31, 2011 and December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $515 thousand and $639 thousand, respectively, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Materials handling	$33,692	$—	$(2,425)	$31,267
Transportation, other	29,370	636	(2,140)	27,866
Transportation, rail	22,281	—	(1,981)	20,300
Manufacturing	9,843	—	(1,541)	8,302
Construction	7,522	—	(960)	6,562
Aircraft	4,732	—	—	4,732
Logging & lumber	4,125	—	—	4,125
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	—	1,509
Data processing	937	—	—	937
Research	1,130	—	(762)	368
Mining	3,248	—	(3,248)	—
Other	359	—	—	359
	121,194	636	(13,057)	108,773
Less accumulated depreciation	(69,720)	(3,522)	10,094	(63,148)
Total	$51,474	$(2,886)	$(2,963)	$45,625

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both March 31, 2011 and December 31, 2010. Operating leases in non-accrual status totaled $515 thousand and $639 thousand at March 31, 2011 and December 31, 2010, respectively.

Direct financing leases:

As of March 31, 2011 and December 31, 2010, investment in direct financing leases generally consists of railcars, manufacturing, mining, materials handling and cleaning and maintenance equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$27,292	$28,641
Estimated residual values of leased equipment (unguaranteed)	6,500	6,499
Investment in direct financing leases	33,792	35,140
Less unearned income	(14,619)	(15,706)
Net investment in direct financing leases	$19,173	$19,434
Net investment in direct financing leases placed in non-accrual status	$—	$58

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At March 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2011	$9,504	$4,702	$14,206
Year ending December 31, 2012	8,474	5,166	13,640
2013	5,356	4,752	10,108
2014	2,630	4,538	7,168
2015	1,124	4,450	5,574
Thereafter	491	3,684	4,175
	$27,579	$27,292	$54,871

6. Related party transactions:

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$370	$322
Asset management fees to Managing Member and/or affiliates	202	303
Acquisition and initial direct costs paid to Managing Member	105	36
	$677	$661

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

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

7. Non-recourse debt:

At March 31, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $34.8 million over the remaining lease terms; and the carrying value of the pledged assets is $19.9 million. The notes mature at various dates from 2011 through 2017.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2011	$3,556	$1,146	$4,702
Year ending December 31, 2012	4,931	1,264	6,195
2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
2016	3,743	133	3,876
Thereafter	178	1	179
	$25,318	$4,587	$29,905

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of March 31, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	March 31, 2011	December 31, 2010
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(500)	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,500	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $36.9 million, 1.03 to 1, and 8.64 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the acquisition facility.

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

As of March 31, 2011, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2011. As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $2.6 million.

9. Receivables funding program:

As of March 31, 2011, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $12.5 million and $14.5 million outstanding under the RF Program at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011 and 2010, the Company paid program fees, as defined in the receivables funding agreement, totaling $14 thousand and $24 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of March 31, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $12.5 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.25% to 0.26%. As of December 31, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $14.5 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.23% to 0.35%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with the respect to priority and the sharing of collateral

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Receivables funding program: - (continued)

pools of the Company, including the Acquisition Facility and Warehouse Facility described in Note 8 above. Among the provisions of the inter-creditor agreement are cross-default provisions and acceleration provisions requiring payment before stated maturity in a default situation.

At March 31, 2011 and December 31, 2010, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2011	Notional Balance March 31, 2011	Swap Value March 31, 2011	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$1,751	$1,751	$(74)	5.15%
July 2, 2007	7,222	588	588	(29)	5.39%
September 19, 2007	6,874	1,888	1,888	(86)	4.83%
January 15, 2008	10,018	1,521	1,521	(47)	3.58%
March 27, 2008	5,410	2,760	2,760	(95)	3.21%
May 16, 2008	10,194	3,282	3,282	(116)	3.69%
May 28, 2008	5,470	699	699	(19)	3.49%
	$57,553	$12,489	$12,489	$(466)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2010	Notional Balance December 31, 2010	Swap Value December 31, 2010	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$2,119	$2,119	$(96)	5.15%
July 2, 2007	7,222	779	779	(37)	5.39%
September 19, 2007	6,874	2,202	2,202	(107)	4.83%
January 15, 2008	10,018	1,822	1,822	(60)	3.58%
March 27, 2008	5,410	2,998	2,998	(113)	3.21%
May 16, 2008	10,194	3,691	3,691	(141)	3.69%
May 28, 2008	5,470	912	912	(25)	3.49%
	$57,553	$14,523	$14,523	$(579)

At March 31, 2011, the minimum repayment schedule under the Program is as follows (in thousands):

Nine Months Ending December 31, 2011	$4,823
Year ending December 31, 2012	4,358
2013	2,528
2014	780
$12,489

At March 31, 2011, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $12.8 million at their discounted present value.

During the three months ended March 31, 2011 and 2010, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 4.78% and 5.01%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of March 31, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At March 31, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $1.9 million and $1.0 million, respectively. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2011 and December 31, 2010. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the respective three months ended March 31, 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2011	2010
Distributions declared	$2,800	$2,794
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.20	$0.20

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements:

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

At March 31, 2011 and December 31, 2010, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. However, at March 31, 2011 and December 31, 2010, the Company measured the fair value of impaired operating lease and/or off-lease equipment as well as impaired investment securities on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired lease and/or off-lease equipment
At March 31, 2011, the Company deemed certain off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $100 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. At December 31, 2010, fair value adjustments related to impaired operating lease and off-lease assets approximated $282 thousand which reduced the cost basis of the assets. The fair value of such impaired assets was also classified within Level 3 of the valuation hierarchy.

Impaired investment securities
The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2011, the Company deemed two investment securities to be impaired and recorded fair value adjustments of approximately $55 thousand and $41 thousand which reduced the cost basis of the investments. The non-recurring fair value adjustments reflect an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. Under the Fair

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of both impaired investment securities are classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

At December 31, 2010, the fair value adjustment relative to an impaired investment security approximated $15 thousand. Such fair value adjustment was non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security was classified within Level 1 of the valuation hierarchy as the security is actively traded on the Canadian national exchange. Accordingly, there is sufficient trading frequency and volume to provide pricing information on an ongoing basis. The impaired security was disposed of in January 2011.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$170	$—	$—	$170
Impaired investment securities	$29	$—	$—	$29
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$466	$—	$466	$—

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$119	$—	$—	$119
Impaired investment securities	$41	$41	$—	$—
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$579	$—	$579	$—

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Notes receivable
The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

Limitations
The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$8,033	$8,033	$8,793	$8,793
Notes receivable	1,592	1,592	1,705	1,705
Investment in securities	91	91	235	235
Financial liabilities:
Non-recourse debt	25,318	25,926	26,481	27,219
Borrowings	12,489	12,489	14,523	14,523
Interest rate swap contracts	466	466	579	579

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

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Company had net income of $585 thousand and $310 thousand for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2011 reflect the combination of a reduction in total operating expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2011 decreased by $1.1 million, or 15%, as compared to the prior year period. The decrease was primarily a result of lower revenues from operating leases offset, in part, by a favorable change in gain recognized on sales of assets and early termination of notes, and higher direct financing lease revenues.

The decrease in operating lease revenues totaled $1.4 million and was largely due to run-off and dispositions of lease assets.

Partially offsetting the aforementioned decrease in revenues was a $260 thousand increase in gains recognized on sales of lease assets and a $98 thousand increase in direct financing lease revenues. The increase in gains recognized on sales of lease assets reflects a higher volume and the change in mix of assets sold during the current year period; and, direct financing lease revenues increased as certain previously terminated operating lease assets were re-leased as direct financing leases after March 31, 2010.

Expenses

Total expenses for the first quarter of 2011 decreased by $1.5 million, or 23%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense and asset management fees paid to AFS offset, in part, by increases in impairment losses on equipment, the provision for losses on investment in securities, and acquisition expense.

The decrease in depreciation expense totaled $1.5 million and was largely a result of run-off and sales of lease assets. Interest expense decreased by $221 thousand largely due to an approximate $15.0 million decline in outstanding borrowings since March 31, 2010; and, asset management fees paid to AFS decreased by $101 thousand primarily as a result of the decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses was a $100 thousand increase in impairment losses on equipment, a $96 thousand increase in the provision for losses on investment in securities, and a $69 thousand increase in acquisition expense.

The increase in impairment losses was largely due to first quarter 2011 adjustments made to certain off-lease equipment, including certain vehicles and research equipment, deemed impaired by the Company. During the current year quarter, the secondary market for certain vehicles and research equipment deteriorated, and the reduced estimated realizable secondary market values for such items of the Company’s off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the continued weak economy, low demand for these types of assets, and, in the case of the research equipment, obsolescence. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group, except as otherwise noted. There was no impaired leased equipment during the first quarter of 2010.

In addition, during the first quarter of 2011, the Company recorded fair value adjustments on two impaired equity investments totaling $55 thousand and $41 thousand. The adjustments reflect an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. By comparison, there were no impaired investment securities during the prior year period. Finally, the increase in acquisition expense was relative to the period over period increase in lease asset purchases.

Other (expense) income, net

The Company recognized other expense, net of $74 thousand for the first quarter of 2011 as compared to other income, net totaling $148 thousand for the prior year period, a $222 thousand decrease. The decrease was a result of a $247 thousand unfavorable change in foreign currency transaction gains and losses offset, in part, by $25 thousand favorable change in the fair value of the Company’s interest rate swap contracts.

The unfavorable change in foreign currency gains or losses was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The increase in the value of the interest rate swaps was mostly driven by the higher interest rate environment which favorably impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $8.0 million and $8.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$4,879	$5,123
Investing activities	585	746
Financing activities	(6,224)	(5,909)
Net decrease in cash and cash equivalents	$(760)	$(40)

Operating Activities

Cash provided by operating activities during the first quarter of 2011 decreased by $244 thousand as compared to the prior year period. The net decrease in cash flow was mainly attributable to the period over period reduction in depreciation of lease assets offset, in part, by a period over period increase in collection of accounts receivable and decreases in unearned rent, and in payments made against the Company’s liabilities.

The increase in collection of receivables reflect the higher amount of billings accrued at year-end 2010, as compared to year-end 2009, most of which were collected during the current year quarter. The decline in unearned rents was mainly a result of a period over period reduction in advance billings and increased amortization of prepaid rents received in the previous periods. The period over period reduction in payments made against liabilities was largely due to higher March 31, 2011 quarter-end accruals of costs reimbursable to AFS and franchise and state taxes.

Investing Activities

Net cash provided by investing activities during the first quarter of 2011 decreased by $161 thousand as compared to the prior year period. The net decrease in cash flow was mainly due to an increase in cash used to purchase lease assets and a decline in principal payments received on notes receivable offset, in part, by increases in proceeds from sales of lease assets and early termination of notes receivable and in principal payments received on direct financing leases.

Cash used to purchase lease assets increased by $487 thousand relative to a new operating lease during the first quarter of 2011; and, the decline in principal payments received on notes receivable totaled $104 thousand and was largely due to run-off and early termination of certain notes receivable.

Partially offsetting the above discussed decreases in cash flow were increases of $259 thousand and $121 thousand relative to increases in proceeds from lease asset sales and early termination of notes receivable, and in principal payments received on direct financing leases, respectively. The increase in proceeds from sales and/or early termination of certain assets was largely due to increased volume and the type of assets sold during the current year period; and, the increase in principal payments received on direct financing leases reflects a greater portion of total monthly payments applied to principal on mid- to late-term direct financing leases.

Financing Activities

Financing activities during the first quarter of 2011 resulted in a $315 thousand decrease in cash flow when compared to the prior year period. The decrease was largely attributable to a first quarter 2010 receipt of a $1.0 million settlement related to a December 31, 2009 reassignment of certain operating lease assets to an affiliate offset, in part, by a $695 thousand period over period decline in scheduled repayments of outstanding borrowings.

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

Receivable funding program

In addition to the Credit Facility, as of March 31, 2011, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of March 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $36.9 million, 1.03 to 1, and 8.64 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the three months ended March 31, 2011 (in thousands):

Net income – GAAP basis	$585
Interest expense	620
Depreciation and amortization	3,525
Amortization of initial direct costs	66
Impairment losses on equipment	100
Reversal of provision for doubtful accounts	(6)
Provision for losses on investment in securities	96
Change in fair value of interest rate swap contracts	(113)
Principal payments received on direct finance leases	369
Principal payments received on notes receivable	113
EBITDA (for Credit Facility financial covenant calculation only)	$5,355
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

Non-Recourse Long-Term Debt

As of March 31, 2011, the Company had non-recourse long-term debt totaling $25.3 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 7 through 9 in Item 1. Financial Statements.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through March 2011.

Other

Due to the bankruptcy of a major lessee, Chrysler Corporation, in April 2009, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating and direct financing leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of March 31, 2011 through its results of operations. The Company also considered the net book value of the equipment underlying the lease contracts of $515 thousand for impairment and believes that, as of March 31, 2011, no probable impairment exists. At April 1, 2011, Chrysler accounts were returned to accrual status.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $1.9 million and $1.0 million, respectively. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

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