Form 10-Q
period 2011-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2011-08-12
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

The number of Limited Liability Company Units outstanding as of July 31, 2011 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$7,347	$8,793
Accounts receivable, net of allowance for doubtful accounts of $45 at June 30, 2011 and $62 at December 31, 2010	856	1,866
Notes receivable, net of unearned interest income of $268 at June 30, 2011 and $336 at December 31, 2010	1,476	1,705
Prepaid expenses and other assets	45	80
Investment in securities	87	235
Investments in equipment and leases, net of accumulated depreciation of $68,244 at June 30, 2011 and $70,348 at December 31, 2010	63,838	71,475
Total assets	$73,649	$84,154
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$180	$137
Accrued distributions to Other Members	1,313	1,313
Other	1,037	685
Accrued interest payable	131	149
Interest rate swap contracts	402	579
Deposits due lessees	52	90
Non-recourse debt	24,145	26,481
Receivables funding program obligation	10,686	14,523
Unearned operating lease income	941	1,281
Total liabilities	38,887	45,238
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	34,762	38,916
Total Members’ capital	34,762	38,916
Total liabilities and Members’ capital	$73,649	$84,154

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$4,443	$6,070	$9,002	$12,025
Direct financing leases	1,082	1,026	2,191	2,037
Interest on notes receivable	34	43	69	92
Gain on sales of lease assets and early termination of notes	525	120	758	93
Gain on sales or dispositions of securities	37	14	41	16
Other interest	1	—	3	—
Other	7	58	39	92
Total revenues	6,129	7,331	12,103	14,355
Expenses:
Depreciation of operating lease assets	3,280	4,594	6,805	9,635
Asset management fees to Managing Member	279	305	481	608
Acquisition expense	101	17	205	52
Cost reimbursements to Managing Member	363	298	733	620
Amortization of initial direct costs	51	91	117	191
Interest expense	576	777	1,196	1,618
Impairment losses on equipment	—	282	100	282
(Reversal of provision) provision for credit losses	(11)	6	(17)	(7)
Provision for losses on investment in securities	—	—	96	—
Professional fees	27	84	128	233
Franchise fees and taxes	22	19	43	25
Outside services	15	64	26	91
Other	211	46	316	97
Total operating expenses	4,914	6,583	10,229	13,445
Other income, net	94	120	20	268
Net income	$1,309	$868	$1,894	$1,178
Net income:
Managing Member	$227	$226	$454	$453
Other Members	1,082	642	1,440	725
	$1,309	$868	$1,894	$1,178
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.05	$0.10	$0.05
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	13,971,486	$47,966	$—	$47,966
Distributions to Other Members ($0.80 per Unit)	—	(11,176)	—	(11,176)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	2,126	906	3,032
Balance December 31, 2010	13,971,486	38,916	—	38,916
Distributions to Other Members ($0.40 per Unit)	—	(5,594)	—	(5,594)
Distributions to Managing Member	—	—	(454)	(454)
Net income	—	1,440	454	1,894
Balance June 30, 2011	13,971,486	$34,762	$—	$34,762

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$1,309	$868	$1,894	$1,178
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(525)	(120)	(758)	(93)
Depreciation of operating lease assets	3,280	4,594	6,805	9,635
Amortization of initial direct costs	51	91	117	191
Impairment losses on equipment	—	282	100	282
(Reversal of provision) provision for credit losses	(11)	6	(17)	(7)
Provision for losses on investment in securities	—	—	96	—
Change in fair value of interest rate swap contracts	(64)	(72)	(177)	(160)
Gain on sales or dispositions of securities	(37)	(14)	(41)	(16)
Changes in operating assets and liabilities:
Accounts receivable	20	(412)	1,027	(136)
Prepaid expenses and other assets	21	56	35	72
Due from affiliates	—	—	—	5
Accounts payable, Managing Member	(122)	(110)	43	98
Accounts payable, other	219	(46)	352	(76)
Accrued interest payable	(6)	(6)	(18)	46
Deposits due lessees	—	—	(38)	—
Unearned operating lease income	66	(208)	(340)	(987)
Net cash provided by operating activities	4,201	4,909	9,080	10,032
Investing activities:
Purchases of equipment on operating leases	(1,966)	—	(2,602)	(149)
Improvements to direct financing lease equipment	(34)	—	(34)	—
Purchase of securities	—	(3)	—	(3)
Proceeds from sales of lease assets and early termination of notes	2,204	270	2,892	699
Payments of initial direct costs	(2)	1	(3)	—
Principal payments received on direct financing leases	751	617	1,120	865
Proceeds from sales or dispositions of securities	41	14	93	16
Principal payments received on notes receivable	116	193	229	410
Net cash provided by investing activities	1,110	1,092	1,695	1,838
Financing activities:
Repayments under non-recourse debt	(1,173)	(1,132)	(2,336)	(2,137)
Repayments under receivables funding program	(1,803)	(3,203)	(3,837)	(6,090)
Settlement of amount due from affiliate (transfer of lease assets)	—	—	—	1,004
Distributions to Other Members	(2,794)	(2,794)	(5,594)	(5,588)
Distributions to Managing Member	(227)	(226)	(454)	(453)
Net cash used in financing activities	(5,997)	(7,355)	(12,221)	(13,264)
Net decrease in cash and cash equivalents	(686)	(1,354)	(1,446)	(1,394)
Cash and cash equivalents at beginning of period	8,033	12,826	8,793	12,866
Cash and cash equivalents at end of period	$7,347	$11,472	$7,347	$11,472
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$582	$783	$1,214	$1,572
Cash paid during the period for taxes	$77	$60	$77	$61
Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$106	$106	$106	$106
Distributions declared and payable to Other Members at period-end	$1,313	$1,313	$1,313	$1,313
Securities acquired through net exercise of warrants	$17	$—	$17	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2011. As of June 30, 2011, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the first quarter 2011, the Company identified a misclassification in the presentation of amortization of unearned income on both direct financing leases and notes receivable on the 2010 statements of cash flows. An adjustment made to reflect proper classification results in a $1.1 million increase in net cash from operating activities and a corresponding decrease in net cash from investing activities for the quarter ended March 31, 2010. The Company incorrectly reported these interest income activities as an increase in the payments received on both direct financing leases and notes receivable. The appropriate classification of the receipt of interest income on direct financing leases and notes receivable is to record the $1.1 million as an inflow in the operating activities section of the statement of

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

cash flows. Such adjustment totaled $1.1 million and $2.1 million for the three and six months ended June 30, 2010, respectively. The classification adjustment does not change the Company’s financial position, net income or the net reported change in cash for the three and six months ended June 30, 2010, nor does it affect the cash balance previously reported on the balance sheet.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2011 and 2010 and long-lived tangible assets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Six Months Ended June 30,
	2011	% of Total	2010	% of Total
Revenue:
United States	$11,408	94%	$13,411	93%
United Kingdom	490	4%	725	5%
Canada	205	2%	219	2%
Total International	695	6%	944	7%
Total	$12,103	100%	$14,355	100%

	As of June 30,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived tangible assets:
United States	$61,582	97%	$68,186	95%
United Kingdom	1,499	2%	2,339	4%
Canada	757	1%	950	1%
Total International	2,256	3%	3,289	5%
Total	$63,838	100%	$71,475	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2011, the Company deemed certain investment securities to be impaired and recorded a fair value adjustment of approximately $96 thousand which reduced the cost basis of the investments. No additional impairment was recorded at June 30, 2011. At December 31, 2010, the Company recorded a fair value adjustment of approximately $15 thousand to reduce the cost basis of an impaired investment security. Such impaired investment was subsequently disposed of in January 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the second quarter of 2011, the Company recognized a gain of $17 thousand relative to the net exercise of warrants associated with shares of a venture company. Such gain represents total net gain recognized on warrants during the current year quarter. By comparison, net gain recognized on warrants totaled $14 thousand during the second quarter of 2010. The total net year-to-date gain on warrants approximated $19 thousand and $13 thousand for the six months ended June 30, 2011 and 2010, respectively.

Other income, net:

The Company’s other income, net for the three and six months ended June 30, 2011 and 2010 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Foreign currency gain (loss)	$30	$48	$(157)	$108
Change in fair value of interest rate swap contracts	64	72	177	160
	$94	$120	$20	$268

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 17 to 120 months and bear interest at rates ranging from 8.42% to 11.97%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016.

As of December 31, 2010, a note receivable with a net book value approximating $28 thousand was on non-accrual status and was considered impaired relative to its payment terms. Such note was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. As of June 30, 2011, the aforementioned note continues in non-accrual status and reflects a total principal balance outstanding of $26 thousand. However, as of the same date, such note was current with respect to its restructured terms. Management has determined that no valuation adjustment is necessary as of the same dates and is vigilant in taking appropriate steps to ensure collection of the outstanding non-accrual balances.

As of June 30, 2011, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2011	$263
Year ending December 31, 2012	520
2013	384
2014	221
2015	166
2016	188
1,742
Less: portion representing unearned interest income	(268)
1,474
Unamortized initial direct costs	2
Notes receivable, net	$1,476

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$1	$—	$1	$1
IDC amortization – lease assets	50	91	116	190
Total	$51	$91	$117	$191

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$19	$9	$20	$479	$—	$527
Provision	6	(9)	17	20	—	34
Charge-offs	—	—	—	(499)	—	(499)
Balance December 31, 2010	25	—	37	—	—	62
(Reversal of provision) Provision	(25)	—	8	—	—	(17)
Balance June 30, 2011	$—	$—	$45	$—	$—	$45

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

As of June 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

June 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,476[1]	$15,989[2]	$17,465
Ending balance: individually evaluated for impairment	$1,476	$15,989	$17,465
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $2 of unamortized initial direct costs.
[2]	Includes $72 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,705[3]	$19,536[4]	$21,241
Ending balance: individually evaluated for impairment	$1,705	$19,536	$21,241
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $3 of unamortized initial direct costs.
[4]	Includes $102 of unamortized initial direct costs.

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

At June 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$224	$335	$15,823	$19,413
Special mention	1,250	1,367	94	21
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,474	$1,702	$15,917	$19,434

At June 30, 2011 and December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

June 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,474	$1,474	$—
Finance leases	—	—	48	48	15,869	15,917	48
Total	$—	$—	$48	$48	$17,343	$17,391	$48

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,702	$1,702	$—
Finance leases	—	—	58	58	19,376	19,434	—
Total	$—	$—	$58	$58	$21,078	$21,136	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

The Company did not carry an impairment reserve on its financing receivables at June 30, 2011 and December 31, 2010. As discussed in Note 3, there was a note in non-accrual status as of both June 30, 2011 and December 31, 2010. Such note was considered impaired relative to its payment terms; however, as of the same dates, the note was current with respect to its restructured terms.

At June 30, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$51,474	$(1,263)	$(6,794)	$43,417
Net investment in direct financing leases	19,434	(2,397)	(1,120)	15,917
Assets held for sale or lease, net	180	4,061	(11)	4,230
Initial direct costs, net of accumulated amortization of $619 at June 30, 2011 and $782 at December 31, 2010	387	3	(116)	274
Total	$71,475	$404	$(8,041)	$63,838

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $50 thousand and $91 thousand for the respective three months ended June 30, 2011 and 2010, and $116 thousand and $190 thousand for the respective six months ended June 30, 2011 and 2010 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. The Company had no impairment losses during the second quarter of 2011. However, during the first quarter of 2011, the Company deemed certain operating off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $100 thousand which reduced the cost basis of the equipment. By comparison, during the second quarter of 2010, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of certain operating lease and off-lease equipment (assets) deemed to be impaired. There was no impairment losses recorded during the first quarter of 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $3.3 million and $4.6 million for the respective three months ended June 30, 2011 and 2010, and was approximately $6.8 million and $9.6 million for the respective six months ended June 30, 2011 and 2010, respectively.

All of the leased property was acquired in the years beginning with 2003 through June 30, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler — its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers — from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 46% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of June 30, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $639 thousand, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2010. The Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications, Dispositions and Impairment Losses	Balance June 30, 2011
Transportation, other	$29,370	$2,568	$(2,140)	$29,798
Materials handling	33,692	—	(6,337)	27,355
Transportation, rail	22,281	34	(1,376)	20,939
Manufacturing	9,843	—	(1,541)	8,302
Construction	7,522	—	(2,130)	5,392
Aircraft	4,732	—	—	4,732
Logging & lumber	4,125	—	—	4,125
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	—	1,509
Data processing	937	—	—	937
Research	1,130	—	(762)	368
Mining	3,248	—	(3,248)	—
Other	359	—	(359)	—
	121,194	2,602	(17,893)	105,903
Less accumulated depreciation	(69,720)	(6,794)	14,028	(62,486)
Total	$51,474	$(4,192)	$(3,865)	$43,417

The average estimated residual value for assets on operating leases was 23% and 22% of the assets’ original cost at June 30, 2011 and December 31, 2010, respectively. There were no operating leases placed in non-accrual status as of June 30, 2011. By comparison, there was an approximate $639 thousand of operating leases in non-accrual status at December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2011 and December 31, 2010, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$25,752	$28,641
Estimated residual values of leased equipment (unguaranteed)	3,806	6,499
Investment in direct financing leases	29,558	35,140
Less unearned income	(13,641)	(15,706)
Net investment in direct financing leases	$15,917	$19,434
Net investment in direct financing leases placed in non-accrual status	$—	$58

At June 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2011	$6,368	$2,978	$9,346
Year ending December 31, 2012	8,966	5,309	14,275
2013	5,689	4,793	10,482
2014	2,918	4,538	7,456
2015	1,395	4,450	5,845
2016	515	3,684	4,199
Thereafter	608	—	608
	$26,459	$25,752	$52,211

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$363	$298	$733	$620
Asset management fees to Managing Member and/or affiliates	279	305	481	608
Acquisition and initial direct costs paid to Managing Member	103	17	208	52
	$745	$620	$1,422	$1,280

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

7. Non-recourse debt:

At June 30, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $28.0 million over the remaining lease terms; and the carrying value of the pledged assets is $19.2 million. The notes mature at various dates from 2011 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2011	$2,383	$745	$3,128
Year ending December 31, 2012	4,931	1,264	6,195
2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	411	4,619
2016	3,743	133	3,876
Thereafter	178	1	179
	$24,145	$4,187	$28,332

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

As of June 30, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	June 30, 2011	December 31, 2010
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	—	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $35.2 million, 1.00 to 1, and 9.50 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the acquisition facility.

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

As of June 30, 2011, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2011. As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $2.6 million.

9. Receivables funding program:

As of June 30, 2011, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $10.7 million and $14.5 million outstanding under the RF Program at June 30, 2011 and December 31, 2010, respectively. During the three months ended June 30, 2011 and 2010, the Company paid program fees, as defined in the receivables funding agreement, totaling $12 thousand and $22 thousand, respectively. During the six months ended June 30, 2011 and 2010, the Company paid program fees, as defined in the receivables funding agreement, totaling $26 thousand and $46 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of June 30, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $10.7 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.19% to 0.26%. As of December 31, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $14.5 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.23% to 0.35%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

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

At June 30, 2011 and December 31, 2010, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2011	Notional Balance June 30, 2011	Swap Value June 30, 2011	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$1,461	$1,461	$(58)	5.15%
July 2, 2007	7,222	455	455	(24)	5.39%
September 19, 2007	6,874	1,587	1,587	(72)	4.83%
January 15, 2008	10,018	1,240	1,240	(41)	3.58%
March 27, 2008	5,410	2,518	2,518	(90)	3.21%
May 16, 2008	10,194	2,878	2,878	(101)	3.69%
May 28, 2008	5,470	547	547	(16)	3.49%
	$57,553	$10,686	$10,686	$(402)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2010	Notional Balance December 31, 2010	Swap Value December 31, 2010	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$2,119	$2,119	$(96)	5.15%
July 2, 2007	7,222	779	779	(37)	5.39%
September 19, 2007	6,874	2,202	2,202	(107)	4.83%
January 15, 2008	10,018	1,822	1,822	(60)	3.58%
March 27, 2008	5,410	2,998	2,998	(113)	3.21%
May 16, 2008	10,194	3,691	3,691	(141)	3.69%
May 28, 2008	5,470	912	912	(25)	3.49%
	$57,553	$14,523	$14,523	$(579)

At June 30, 2011, the minimum repayment schedule under the Program is as follows (in thousands):

Six Months Ending December 31, 2011	$3,020
Year ending December 31, 2012	4,358
2013	2,528
2014	780
$10,686

At June 30, 2011, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $10.8 million at their discounted present value.

During the three months ended June 30, 2011 and 2010, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 4.92% and 5.04%, respectively. During the six months ended June 30, 2011 and 2010, the weighted average interest rates were 4.84% and 5.06%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of June 30, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At June 30, 2011, there were commitments to fund investments in notes receivable totaling approximately $1.0 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2011 and December 31, 2010. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the respective six months ended June 30, 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions declared	$2,794	$2,794	$5,594	$5,588
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

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

At June 30, 2011 and December 31, 2010, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. However, at December 31, 2010, the Company measured the fair value of impaired operating lease and/or off-lease equipment as well as impaired investment securities on a non-recurring basis. The measurement methodology is as follows:

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

Impaired lease and/or off-lease equipment

No equipment was deemed impaired at June 30, 2011. At December 31, 2010, the Company deemed certain off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $282 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. No investment securities were deemed impaired at June 30, 2011. At December 31, 2010, the fair value adjustment relative to an impaired investment security approximated $15 thousand. Such fair value adjustment was non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security was classified within Level 1 of the valuation hierarchy as the security is actively traded on the Canadian national exchange. Accordingly, there is sufficient trading frequency and volume to provide pricing information on an ongoing basis. The impaired security was disposed of in January 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$402	$—	$402	$—

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$119	$—	$—	$119
Impaired investment securities	$41	$41	$—	$—
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$579	$—	$579	$—

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$7,347	$7,347	$8,793	$8,793
Notes receivable	1,476	1,476	1,705	1,705
Investment in securities	87	87	235	235
Financial liabilities:
Non-recourse debt	24,145	25,058	26,481	27,219
Borrowings	10,686	10,686	14,523	14,523
Interest rate swap contracts	402	402	579	579

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

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Company had net income of $1.3 million and $868 thousand for the three months ended June 30, 2011 and 2010, respectively. The results for the second quarter of 2011 reflect the combination of a reduction in total operating expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2011 declined by $1.2 million, or 16%, as compared to the prior year period. The decrease was primarily due to lower operating lease revenues and other revenue offset, in part, by increases in gain on sales of lease assets and early termination of notes, and direct financing lease revenues.

Operating lease revenues decreased by $1.6 million primarily as a result of continued run-off and dispositions of lease assets; and, other revenue declined by $51 thousand mainly due to a decline in additional billings for excess wear and tear on returned equipment.

Partially offsetting the aforementioned decreases in revenues was a $405 thousand increase in gains recognized on sales of lease assets and a $56 thousand increase in direct financing lease revenues. The increase in gains recognized on sales of lease assets reflects a higher volume and the change in mix of assets sold during the current year period; and, direct financing lease revenues increased as certain previously terminated operating lease assets were re-leased as direct financing leases subsequent to June 30, 2010.

Expenses

Total expenses for the second quarter of 2011 decreased by $1.7 million, or 25%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, interest expense and professional fees offset, in part, by increases in other expense, acquisition expense and costs reimbursed to AFS.

The decrease in depreciation expense totaled $1.3 million and was largely a result of run-off and sales of lease assets. Impairment losses on equipment declined by $282 thousand as the 2010 amount included fair value adjustments that reduced the value of both on- and off-lease equipment deemed impaired by the Company. By comparison, there was no fair value adjustments recorded during the second quarter of 2011.

Moreover, interest expense decreased by $201 thousand largely due to an approximate $14.0 million decline in outstanding borrowings since June 30, 2010; and, professional fees declined by $57 thousand due to a period over period reduction in audit related fees.

Partially offsetting the aforementioned decreases in expenses was a $165 thousand increase in other expense, an $84 thousand increase in acquisition expense, and a $65 thousand increase in costs reimbursed to AFS. Other expense increased largely due to higher maintenance costs on aging railcars and increases in freight and shipping costs, bank charges and inspection fees. Acquisition expense increased as a result of the period over period increase in lease asset purchases; and, costs reimbursed to AFS increased primarily due to a refinement of allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations.

Other income, net

Other income, net for the second quarter of 2011 decreased by $26 thousand as compared to the prior year period. The net decrease in other income, net was a result of an $18 thousand unfavorable change in foreign currency transaction gains and losses recognized during the second quarter of 2011, combined with an $8 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts as compared to the prior year period.

The unfavorable change in foreign currency gains or losses was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment during the current year quarter offset, in part, by a decline in the notional balance of outstanding contracts since June 30, 2010. The lower interest rate environment adversely impacts the Company as the fixed rate payer in the swap contracts.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Company had net income of $1.9 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively. The results for the first half of 2011 reflect a reduction in total operating expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2011 declined by $2.3 million, or 16%, as compared to the prior year period. The decrease was primarily due to lower operating lease revenues and other revenue offset, in part, by increases in gain on sales of lease assets and early termination of notes, and direct financing lease revenues.

Operating lease revenues decreased by $3.0 million largely due to continued run-off and dispositions of lease assets; and, other revenue declined by $53 thousand primarily as result of a reduction in additional billings for excess wear and tear on returned equipment.

Partially offsetting the aforementioned decreases in revenues was a $665 thousand increase in gains recognized on sales of lease assets and a $154 thousand increase in direct financing lease revenues. The increase in gains recognized on sales of lease assets reflects a higher volume and the change in mix of assets sold during the current year period; and, direct financing lease revenues increased as certain previously terminated operating lease assets were re-leased as direct financing leases subsequent to June 30, 2010.

Expenses

Total expenses for the first half of 2011 decreased by $3.2 million, or 24%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, impairment losses on equipment, asset management fees paid to AFS and professional fees offset, in part, by increases in other expense, acquisition expense, costs reimbursed to AFS and the provision for losses on investment in securities.

The decrease in depreciation expense totaled $2.8 million and was largely a result of run-off and sales of lease assets. Interest expense decreased by $422 thousand largely due to an approximate $14.0 million decline in outstanding borrowings since June 30, 2010; and, impairment losses on equipment declined by $182 thousand as the equipment carrying values at June 30, 2011 were more in line with the market. Moreover, asset management fees paid to AFS decreased by $127 thousand primarily as a result of the decline in managed assets and related rents; and, professional fees was lower by $105 thousand largely due to a period over period decrease in audit related fees.

Partially offsetting the aforementioned decreases in expenses was a $219 thousand increase in other expense, a $153 thousand increase in acquisition expense, a $113 thousand increase in costs reimbursed to AFS and a $96 thousand increase in the provision for losses on investment in securities.

The increase in other expense was largely due to higher maintenance costs on aging railcars and increases in freight and shipping costs, bank charges, inspection fees, and in printing and postage costs related to investor communications. The increase in acquisition expense was mainly a result of the period over period increase in lease asset purchases. Costs reimbursed to AFS increased primarily due to a refinement of allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations.

Moreover, the provision for losses on investment securities increased as a result of fair value adjustments recorded on two impaired equity investments totaling $55 thousand and $41 thousand. By comparison, there were no impaired investment securities during the prior year period. The adjustments reflect an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position.

Other income, net

Other income, net for the first half of 2011 decreased by $248 thousand as compared to the prior year period. The net decrease in other income, net was a result of a $265 thousand unfavorable change in foreign currency transaction gains and losses recognized during the first half of 2011 offset, in part, by a $17 thousand favorable change in the fair value of the Company’s interest rate swap contracts as compared to the prior year period.

The unfavorable change in foreign currency gains or losses was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The increase in the value of the interest rate swaps was mostly driven by the higher interest rate environment during the first six months of 2011 which favorably impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $7.3 million and $8.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$4,201	$4,909	$9,080	$10,032
Investing activities	1,110	1,092	1,695	1,838
Financing activities	(5,997)	(7,355)	(12,221)	(13,264)
Net decrease in cash and cash equivalents	$(686)	$(1,354)	$(1,446)	$(1,394)

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the second quarter of 2011 decreased by $708 thousand as compared to the prior year period. The net decrease in cash flow was mainly attributable to the period over period reduction in depreciation of lease assets (non-cash item added back to net income). This reduction was offset, in part, by increases in the collection of receivables, in prepaid rents received during the quarter, and in accrued liabilities primarily related to vehicle and railcar maintenance costs.

The period over period decline in depreciation expense was primarily a result of the continued sales and dispositions of depreciable assets.

Investing Activities

Net cash provided by investing activities was comparable to the prior year period amount. The $18 thousand net increase in cash flow was mainly attributable to a $1.9 million increase in proceeds from sales of lease assets and a $134 thousand increase in principal payments received on direct financing receivables offset, in part, by a $2.0 million increase in cash used to purchase lease assets.

The increase in proceeds from sales of lease assets was largely due to a significant increase in volume of assets sold during the current year period. The increase in principal payments received on direct financing leases was comprised of two items; first, a greater portion of total monthly payments applied to principal on mid- to late-term direct financing leases and second, the impact of new direct financing leases which commenced subsequent to June 30, 2010.

Cash used to purchase lease assets increased relative to a new operating lease during the second quarter of 2011.

Financing Activities

Financing activities during the second quarter of 2011 resulted in a $1.4 million increase in cash flow when compared to the prior year period. The increase was largely attributable to a period over period decline in scheduled repayments of outstanding borrowings.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the first half of 2011 decreased by $952 thousand as compared to the prior year period. The net decrease in cash flow was mainly attributable to the period over period reduction in depreciation of lease assets (non-cash item added back to net income). This reduction was offset, in part, by an increase in the collection of receivables primarily resulting from a higher amount of billings accrued at year-end 2010 than at year-end 2009. Most of such accruals were collected during the first half of 2011. Also contributing to the offset were an increase in prepaid rents received during the current period, and an increase in accrued liabilities primarily related to vehicle and railcar maintenance costs, and franchise taxes.

The reduction in depreciation expense was primarily a result of the continued sales and dispositions of depreciable assets.

Investing Activities

Net cash provided by investing activities during the first half of 2011 decreased by $143 thousand as compared to the prior year period. The net decrease in cash flow was mainly due to an increase in cash used to purchase lease assets and a decline in principal payments received on notes receivable offset, in part, by increases in proceeds from sales of lease assets and in principal payments received on direct financing leases.

Cash used to purchase lease assets increased by $2.5 million relative to new operating leases which commenced during the first half of 2011; and, principal payments received on notes receivable declined by $181 thousand largely due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in cash flow was a $2.2 million increase in proceeds from sales of lease assets and a $255 thousand increase in principal payments received on direct financing leases. The increase in proceeds from sales of lease assets was largely due to significantly increased volume and the type of assets sold during the current year period. The increase in principal payments received on direct financing leases was comprised of two items; first, a greater portion of total monthly payments applied to principal on mid- to late-term direct financing leases and second, the impact of new direct financing leases which commenced subsequent to June 30, 2010.

Financing Activities

Financing activities during the first half of 2011 resulted in a $1.0 million increase in cash flow when compared to the prior year period. The increase was largely attributable to a $2.1 million period over period decline in scheduled repayments of outstanding borrowings offset, in part, by a first quarter 2010 receipt of a $1.0 million settlement related to a December 31, 2009 reassignment of certain operating lease assets to an affiliate.

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

Receivable funding program

In addition to the Credit Facility, as of June 30, 2011, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of June 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $35.2 million, 1.00 to 1, and 9.50 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the six months ended June 30, 2011 (in thousands):

Net income – GAAP basis	$1,894
Interest expense	1,196
Depreciation of operating lease assets	6,805
Amortization of initial direct costs	117
Impairment losses on equipment	100
Reversal of provision for credit losses	(17)
Provision for losses on investment in securities	96
Change in fair value of interest rate swap contracts	(177)
Principal payments received on direct financing leases	1,120
Principal payments received on notes receivable	229
EBITDA (for Credit Facility financial covenant calculation only)	$11,363
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

Non-Recourse Long-Term Debt

As of June 30, 2011, the Company had non-recourse long-term debt totaling $24.1 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 7 through 9 in Item 1. Financial Statements.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through June 2011.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, there were commitments to fund investments in notes receivable totaling approximately $1.0 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2011

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