Form 10-K
period 2011-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2012-03-09
CIK 1186258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2012 was 13,971,486.

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2011. As of December 31, 2011, 13,971,486 Units remain issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2011 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2012, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

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

The Company has also incurred and may continue to incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2011 and 2010, the amount of such securitized borrowings was $7.7 million and $14.5 million, respectively.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2011, the Company had purchased equipment with a total acquisition price of $193.8 million. The Company also had net investments in notes receivable of which $1.3 million remained outstanding at December 31, 2011.

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

During 2011, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.5 million or 16% during the year. During 2010, the same lessee generated approximated $3.7 million or 14% of the Company’s total leasing and lending revenues.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2011 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$49,467	25.52%
Transportation, other	37,956	19.58%
Transportation, rail	32,123	16.57%
Mining equipment	30,020	15.49%
Manufacturing	15,946	8.23%
Construction	13,059	6.74%
Logging and lumber	4,728	2.44%
Petro/natural gas	2,446	1.26%
Other	8,068	4.17%
	$193,813	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$38,670	19.95%
Transportation, other	25,019	12.91%
Manufacturing	20,502	10.58%
Transportation, rail	16,809	8.67%
Paper products	13,570	7.00%
Wholesale	12,887	6.65%
Wood/Lumber products	12,331	6.36%
Retail	12,650	6.53%
Health services	11,474	5.92%
Minerals/Metal products	7,200	3.71%
Food products	6,129	3.16%
Industrial machinery	6,020	3.11%
Construction	5,368	2.77%
Other	5,184	2.68%
	$193,813	100.00%

From inception to December 31, 2011, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$18,392	$4,757	$16,956
Construction	6,584	2,904	6,789
Mining equipment	6,009	2,506	5,235
Manufacturing	4,258	1,549	4,316
Transportation, other	4,134	923	3,904
Transportation, rail	582	638	126
Other	3,255	892	2,970
	$43,214	$14,169	$40,296

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which has acquired and will continue to acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets are expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2011 and 2010, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2011 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$8,423	45.87%
Aviation	2,680	14.60%
Storage facility	2,503	13.63%
Manufacturing	950	5.17%
Furniture/Fixtures	499	2.72%
Research	182	1.00%
Other	3,124	17.01%
	$18,361	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$5,138	27.98%
Communications	3,472	18.90%
Manufacturing	3,086	16.80%
Health services	2,708	14.75%
Air transportation	2,680	14.60%
Electronics	778	4.24%
Other	499	2.73%
	$18,361	100.00%

From inception to December 31, 2011, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$8,423	$2,182	$7,121
Manufacturing	950	19	1,233
Furniture/Fixtures	499	82	493
Research	182	—	210
Other	2,810	826	2,367
	$12,864	$3,109	$11,424

For further information regarding the Company’s notes receivable portfolio as of December 31, 2011, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 3,289 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2011. AFS estimates the Company’s per unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2011 valuation date. As of December 31, 2011, the value of the Company’s assets, calculated on this basis, was approximately $5.81 per Unit.

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

The rate for monthly distributions from 2011 operations was $0.0667 per Unit for the period from January through December 2011. Likewise, the rate for monthly distributions from 2010 operations was $0.0667 per Unit for the period from January through December 2010. The rate for each of the quarterly distributions paid in 2011 and 2010 was $0.20 per Unit. The monthly distributions were discontinued as of January 1, 2012 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2011	2010
Net income per Unit, based on weighted average Units outstanding	$0.24	$0.15
Return of investment	0.56	0.65
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.80	0.80
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.80	$0.80

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in March 2005. During 2005, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment.

The Company may continue until December 31, 2022. However, pursuant to the guidelines of the Operating Agreement, the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2011. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2011	2010
Transportation	28%	23%
Manufacturing	21%	24%
Mining	17%	18%

During 2011, one lessee (The Sabine Mining Company) generated 16% of the Company’s total leasing and lending revenues. The same lessee generated 14% of the Company’s total leasing and lending revenues during 2010. No other lessee generated more than 10% of the Company’s total leasing and lending revenues in both 2011 and 2010. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2003 through 2011. The utilization percentage of existing assets under lease was 93% and 99% as of December 31, 2011 and 2010, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2011, the Company had exceeded such limitations by $213 thousand. There was no such excess as of December 31, 2010 (see Note 7 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2011 versus 2010

The Company had net income of $4.3 million and $3.0 million for the years ended December 31, 2011 and 2010, respectively. The results for 2011 reflect decreases in both total operating expenses and total revenues when compared to the prior year.

Revenues

Total revenues for 2011 declined by $4.1 million, or 15%, as compared to the prior year. The decrease was primarily due to lower operating lease revenues offset, in part, by increased gain on sales of lease assets and early termination of notes.

Operating lease revenues decreased by $4.7 million largely as a result of continued run-off and dispositions of lease assets. Partially offsetting this decrease was a $667 thousand increase in gains recognized on sales of lease assets. The increase reflects the higher volume and the change in mix of assets sold during 2011. The Company had no gain associated with the early termination of notes during 2011. Such gains were nominal in 2010.

Expenses

Total expenses for 2011 decreased by $5.8 million, or 23%, as compared to the prior year. The net reduction in expenses was primarily due to decreases in depreciation expense, interest expense, asset management fees paid to AFS, amortization of initial direct costs and professional fees offset, in part, by increases in other expense, costs reimbursed to AFS, and the provision for losses on investment in securities.

The decrease in depreciation expense totaled $5.0 million and was largely a result of run-off and sales of lease assets. Interest expense decreased by $764 thousand largely due to an approximate $11.5 million year over year decline in outstanding borrowings; and, asset management fees paid to AFS decreased by $430 thousand primarily as a result of the decline in managed assets and related rents. Moreover, amortization of initial direct costs related to asset purchases declined by $163 thousand largely due to continued run-off of the lease and loan portfolios offset, in part, by lease asset purchases approximating $7.3 million during 2011; and, professional fees declined by $125 thousand largely due to a year over year decrease in audit related fees.

Partially offsetting the aforementioned decreases in expenses was a $456 thousand increase in other expense, a $129 thousand increase in costs reimbursed to AFS, and an $81 thousand increase in the provision for losses on investment in securities.

The increase in other expense was largely due to higher maintenance costs on aging railcars and increases in freight and shipping costs, property taxes, bank charges, inspection fees, and in printing and postage costs related to investor communications. Costs reimbursed to AFS increased primarily due to a refinement of allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations; and, the provision for losses on investment securities increased as a result of fair value adjustments recorded on two impaired equity investments totaling $55 thousand and $41 thousand. The adjustments reflect an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position.

Other income, net

Other income, net for 2011 decreased by $418 thousand as compared to the prior year. The net decrease was a result of the net impact of a $360 thousand unfavorable change in foreign currency transaction gains and losses, and a $58 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The unfavorable change in foreign currency gains or losses was primarily due to the year over year strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment offset, in part, by the decline in the notional balance of outstanding contracts since 2010. The lower interest rate environment adversely impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Company’s cash and cash equivalents totaled $1.1 million and $8.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$16,322	$19,186
Investing activities	(456)	3,517
Financing activities	(23,577)	(26,776)
Net decrease in cash and cash equivalents	$(7,711)	$(4,073)

2011 versus 2010

During 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $4.2 million and $2.3 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective years ended December 31, 2011 and 2010. In addition, during 2010, the Company received a $1.0 million settlement related to a December 31, 2009 reassignment of certain operating lease assets to an affiliate.

During the same comparative years, cash was used to pay distributions to both the Other Members and the Managing Member, totaling a combined $12.1 million for each of the years 2011 and 2010. Cash was also used to partially pay down $11.5 million and $15.7 million of debt during the respective years 2011 and 2010. Moreover, cash was used to purchase equipment for long-term operating leases. Total equipment purchased amounted to $7.3 million and $1.1 million during 2011 and 2010, respectively. In addition, during 2010, cash totaling $250 thousand was used to fund investments in notes receivable. Finally, cash was used during both 2011 and 2010 to pay invoices related to management fees and expenses, and other payables.

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

Receivable funding program

In addition to the Credit Facility, as of December 31, 2011, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of December 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $31.4 million, 0.95 to 1, and 9.84 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the year ended December 31, 2011 (in thousands):

Net income – GAAP basis	$4,308
Interest expense	2,255
Depreciation and amortization	12,793
Amortization of initial direct costs	201
Impairment losses on equipment	263
Provision for credit losses	50
Provision for losses on investment in securities	96
Change in fair value of interest rate swap contracts	(330)
Principal payments received on direct finance leases	2,128
Principal payments received on notes receivable	432
EBITDA (for Credit Facility financial covenant calculation only)	$22,196

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

Non-Recourse Long-Term Debt

As of December 31, 2011, the Company had non-recourse long-term debt totaling $21.9 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 8 to 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The first distribution payment was made in May 2003 and additional monthly and/or quarterly distributions have been consistently made through December 2011. The monthly distributions were discontinued as of January 1, 2012 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Other

Due to the bankruptcy of a major lessee, Chrysler Corporation, in April 2009, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. On April 1, 2011, Chrysler accounts were returned to accrual status.

As of December 31, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $639 thousand, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and deemed that such equipment was not impaired as of December 31, 2010. At both December 31, 2011 and 2010, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 9, 2012

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$1,082	$8,793
Accounts receivable, net of allowance for doubtful accounts of $112 at December 31, 2011 and $62 at December 31, 2010	890	1,866
Notes receivable, net of unearned interest income of $210 and allowance for credit losses of $3 as of December 31, 2011 and unearned interest income of $336 and allowance for credit losses of $0 as of December 31, 2010	1,268	1,705
Due from Managing Member	8	—
Prepaid expenses and other assets	40	80
Investment in securities	70	235
Investments in equipment and leases, net of accumulated depreciation of $70,135 at December 31, 2011 and $70,348 at December 31, 2010	60,250	71,475
Total assets	$63,608	$84,154
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$137
Accrued distributions to Other Members	1,313	1,313
Other	530	685
Accrued interest payable	132	149
Interest rate swap contracts	249	579
Deposits due lessees	52	90
Non-recourse debt	21,851	26,481
Receivables funding program obligation	7,666	14,523
Unearned operating lease income	681	1,281
Total liabilities	32,474	45,238
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	31,134	38,916
Total Members’ capital	31,134	38,916
Total liabilities and Members’ capital	$63,608	$84,154

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing and lending activities:
Operating leases	$17,661	$22,340
Direct financing leases	4,193	4,272
Interest on notes receivable	127	170
Gain on sales of lease assets and early termination of notes	998	331
Gain on sales or dispositions of securities	72	59
Other interest	4	4
Other	194	194
Total revenues	23,249	27,370
Expenses:
Depreciation of operating lease assets	12,793	17,841
Asset management fees to Managing Member	807	1,237
Acquisition expense	344	295
Cost reimbursements to Managing Member	1,264	1,135
Amortization of initial direct costs	201	364
Interest expense	2,255	3,019
Impairment losses on equipment	260	282
Provision for credit losses	53	14
Provision for losses on investment in securities	96	15
Professional fees	202	327
Franchise fees and taxes	85	45
Outside services	65	122
Other	701	245
Total operating expenses	19,126	24,941
Other income, net	185	603
Net income	$4,308	$3,032
Net income:
Managing Member	$906	$906
Other Members	3,402	2,126
	$4,308	$3,032
Net income per Limited Liability Company Unit (Other Members)	$0.24	$0.15
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	13,971,486	$47,966	$—	$47,966
Distributions to Other Members ($0.80 per Unit)	—	(11,176)	—	(11,176)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	2,126	906	3,032
Balance December 31, 2010	13,971,486	38,916	—	38,916
Distributions to Other Members ($0.80 per Unit)	—	(11,184)	—	(11,184)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	3,402	906	4,308
Balance December 31, 2011	13,971,486	$31,134	$—	$31,134

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income	$4,308	$3,032
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(998)	(331)
Depreciation of operating lease assets	12,793	17,841
Amortization of initial direct costs	201	364
Impairment losses on equipment	260	282
Provision for credit losses	53	14
Provision for losses on investment in securities	96	15
Change in fair value of interest rate swap contracts	(330)	(388)
Gain on sale of securities	(72)	(59)
Changes in operating assets and liabilities:
Accounts receivable	926	(848)
Due from affiliates	—	5
Prepaid expenses and other assets	40	41
Accounts payable, Managing Member	(145)	15
Accounts payable, other	(155)	6
Accrued interest payable	(17)	31
Deposits due lessees	(38)	—
Unearned operating lease income	(600)	(834)
Net cash provided by operating activities	16,322	19,186
Investing activities:
Purchases of equipment on operating leases	(7,261)	(1,128)
Purchases of equipment and improvements on direct financing leases	(34)	—
Purchase of securities	—	(2)
Proceeds from sales of lease assets and early termination of notes	4,171	2,285
Payments of initial direct costs	(33)	(58)
Principal payments received on direct financing leases	2,128	1,942
Notes receivable advances	—	(250)
Principal payments received on notes receivable	432	669
Proceeds from sale of investment securities	141	59
Net cash (used in) provided by investing activities	(456)	3,517
Financing activities:
Repayments under non-recourse debt	(4,630)	(4,440)
Repayments under receivables funding program	(6,857)	(11,258)
Settlement of amount due from affiliate (transfer of lease asset)	—	1,004
Distributions to Other Members	(11,184)	(11,176)
Distributions to Managing Member	(906)	(906)
Net cash used in financing activities	(23,577)	(26,776)
Net decrease in cash and cash equivalents	(7,711)	(4,073)
Cash and cash equivalents at beginning of year	8,793	12,866
Cash and cash equivalents at end of year	$1,082	$8,793
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,272	$2,988
Cash paid during the year for taxes	$87	$64
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at year-end	$106	$106
Distributions declared and payable to Other Members at year-end	$1,313	$1,313

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2011. As of December 31, 2011, 13,971,486 Units remain issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2011 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2012, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The appropriate classification of the receipt of interest income on direct financing leases and notes receivable is to record the $1.1 million as an inflow in the operating activities section of the statement of cash flows. Such adjustment totaled $4.4 million for the year ended December 31, 2010. The classification adjustment does not change the Company’s financial position, net income or the net reported change in cash for the year ended December 31, 2010, nor does it affect the cash balance previously reported on the balance sheet.

The Company does not believe that this classification adjustment is material to cash flows for its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the year ended December 31, 2010. Accordingly, the Company revised its 2010 statements of cash flows prospectively in the 2011 Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include: cash and cash equivalents, operating and direct financing lease receivables, notes receivable, accounts receivable and interest rate swaps. The Company places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2011 and 2010, and long-lived tangible assets as of December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	% of Total	2010	% of Total
Revenue
United States	$21,802	94%	$25,644	94%
United Kingdom	959	4%	1,289	5%
Canada	488	2%	437	1%
Total International	1,447	6%	1,726	6%
Total	$23,249	100%	$27,370	100%

	As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$55,822	93%	$68,186	95%
United Kingdom	1,033	2%	2,339	4%
Canada	3,395	5%	950	1%
Total International	4,428	7%	3,289	5%
Total	$60,250	100%	$71,475	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There was no incremental impairment to investment securities at December 31, 2011. Year-to-date, the Company had previously recorded fair value adjustments totaling $96 thousand which reduced the cost basis of certain investments deemed impaired at

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

March 31, 2011. At December 31, 2010, the Company recorded a fair value adjustment of approximately $15 thousand to reduce the cost basis of an impaired investment security. The impaired investment was subsequently liquidated in January 2011 with no additional loss recorded.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the year, as determined by the Managing Member. At December 31, 2011 and 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. The total gain on the exercise of warrants approximated $49 thousand and $57 thousand for the years ended December 31, 2011 and 2010, respectively.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2011 and 2010, the related provision for state income taxes was approximately $85 thousand and $45 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 (in thousands):

	2011	2010
Financial statement basis of net assets	$31,134	$38,916
Tax basis of net assets (unaudited)	20,503	28,941
Difference	$10,631	$9,975

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net income per financial statements	$4,308	$3,032
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,826)	(2,297)
Provision for losses and doubtful accounts	50	14
Adjustments to revenues / other expenses	355	705
Adjustments to gain on sales of assets	708	276
Other	1,057	(218)
Income per federal tax return (unaudited)	$3,652	$1,512

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Foreign currency (loss) gain	$(145)	$215
Change in fair value of interest rate swap contracts	330	388
Total	$185	$603

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2011	2010
Transportation	28%	23%
Manufacturing	21%	24%
Mining	17%	18%

During 2011 and 2010, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.5 million or 16% during the current year, and $3.7 million or 14% during 2010.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 17 to 120 months and bear interest at rates ranging from 8.42% to 11.78%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016.

As of December 31, 2010, a note receivable with a net book value approximating $28 thousand was on non-accrual status and was considered impaired relative to its payment terms. Such note was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. As of December 31, 2011, the aforementioned note continues in non-accrual status and reflects a total principal balance outstanding of $24 thousand. While the note has been current with respect to the restructured terms, management has determined that a $3 thousand adjustment was necessary to reflect fair value. Such adjustment was recorded as of September 30, 2011. No incremental adjustment was deemed necessary as of December 31, 2011.

As of December 31, 2011, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2012	$520
2013	384
2014	221
2015	166
2016	188
1,479
Less: portion representing unearned interest income	(210)
1,269
Unamortized initial direct costs	2
Less: Reserve for impairment	(3)
Notes receivable, net	$1,268

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
IDC amortization – notes receivable	$1	$2
IDC amortization – lease assets	200	362
Total	$201	$364

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$19	$9	$20	$—	$—	$48
Provision	6	(9)	17	—	—	14
Balance December 31, 2010	25	—	37	—	—	62
(Reversal of provision) Provision	(25)	10	65	3	—	53
Balance December 31, 2011	$—	$10	$102	$3	$—	$115

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases contracts and notes receivable are applied only against outstanding principal balances.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As of December 31, 2011 and 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$3	$—	$3
Ending balance: individually evaluated for impairment	$3	$—	$3
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,271[1]	$15,038[2]	$16,309
Ending balance: individually evaluated for impairment	$1,271	$15,038	$16,309
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $2 of unamortized initial direct costs.
[2]	Includes $43 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,705[3]	$19,536[4]	$21,241
Ending balance: individually evaluated for impairment	$1,705	$19,536	$21,241
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $3 of unamortized initial direct costs.
[4]	Includes $102 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

At December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable	Notes Receivable	Finance Leases	Finance Leases
	2011	2010	2011	2010
Pass	$169	$335	$14,922	$19,413
Special mention	1,100	1,367	73	21
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,269	$1,702	$14,995	$19,434

At December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,269	$1,269	$—
Finance leases	36	—	1	37	14,958	14,995	1
Total	$36	$—	$1	$37	$16,227	$16,264	$1

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,702	$1,702	$—
Finance leases	—	—	58	58	19,376	19,434	—
Total	$—	$—	$58	$58	$21,078	$21,136	$—

As discussed in Note 4, one of the Company’s notes receivable continues to be in non-accrual status at December 31, 2011 and was considered impaired relative to its payment terms. While the note has been current with respect to its restructured terms, management has determined that a $3 thousand adjustment was necessary to reflect fair value. Such adjustment was recorded as of September 30, 2011. No incremental adjustment was deemed necessary as of December 31, 2011. The Company did not carry an impairment reserve on its financing receivables at December 31, 2010.

At December 31, 2011, certain investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$51,474	$5,232	$(12,793)	$43,913
Net investment in direct financing leases	19,434	(2,311)	(2,128)	14,995
Assets held for sale or lease, net	180	941	—	1,121
Initial direct costs, net of accumulated amortization of $526 at December 31, 2011 and $782 at December 31, 2010	387	34	(200)	221
Total	$71,475	$3,896	$(15,121)	$60,250

Additions to net investment in operating lease assets are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $200 thousand and $362 thousand for the years ended December 31, 2011 and 2010, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2011 and 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $260 thousand and $282 thousand for the years ended December 31, 2011 and 2010, respectively, which reduced the cost basis of the assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $12.8 million and $17.8 million for the years ended December 31, 2011 and 2010, respectively.

All of the leased property was acquired in years beginning with 2003 through 2011.

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

As of December 31, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $639 thousand, all of which were related to Chrysler. The Company also considered the equipment underlying the lease contracts for impairment and deemed that such equipment was not impaired as of December 31, 2010. At both December 31, 2011 and 2010, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2011
Materials handling	$33,692	$—	$(9,660)	$24,032
Transportation, other	29,370	2,568	(3,109)	28,829
Transportation, rail	22,281	4,693	1,312	28,286
Manufacturing	9,843	—	(1,541)	8,302
Construction	7,522	—	(2,714)	4,808
Aircraft	4,732	—	—	4,732
Logging & lumber	4,125	—	—	4,125
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	—	1,509
Data processing	937	—	—	937
Research	1,130	—	(762)	368
Mining	3,248	—	(3,248)	—
Other	359	—	(359)	—
	121,194	7,261	(20,081)	108,374
Less accumulated depreciation	(69,720)	(12,793)	18,052	(64,461)
Total	$51,474	$(5,532)	$(2,029)	$43,913

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both December 31, 2011 and 2010, respectively. There were no operating leases placed in non-accrual status as of December 31, 2011. By comparison, there was an approximate $639 thousand of operating leases in non-accrual status at December 31, 2010.

Direct financing leases:

As of December 31, 2011 and 2010, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Total minimum lease payments receivable	$22,900	$28,641
Estimated residual values of leased equipment (unguaranteed)	3,805	6,499
Investment in direct financing leases	26,705	35,140
Less unearned income	(11,710)	(15,706)
Net investment in direct financing leases	$14,995	$19,434
Net investment in direct financing leases placed in non-accrual status	$—	$58

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

At December 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2012	$10,632	$5,371	$16,003
2013	6,868	4,816	11,684
2014	3,951	4,553	8,504
2015	1,775	4,465	6,240
2016	515	3,695	4,210
Thereafter	608	—	608
	$24,349	$22,900	$47,249

7. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. The Company will be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the years ended December 31, 2011 and 2010, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$1,264	$1,135
Asset management fees to Managing Member and/or affiliates	807	1,237
Acquisition and initial direct costs paid to Managing Member	356	298
	$2,427	$2,670

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $213 thousand excess reimbursable administrative expenses at December 31, 2011. There were no such excess reimbursable expenses at December 31, 2010.

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

8. Non-recourse debt:

At December 31, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.19% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $24.9 million over the remaining lease terms; and the carrying value of the pledged assets is $18.0 million. The notes mature at various dates from 2012 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2012	$5,020	$1,274	$6,294
2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
2016	3,743	133	3,876
Thereafter	178	1	179
	$21,851	$3,451	$25,302

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

As of December 31, 2011 and 2010, borrowings under the facility were as follows (in thousands):

	2011	2010
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(7,476)	(5,345)
Total remaining available under the venture, acquisition and warehouse facilities	$67,524	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $31.4 million, 0.95 to 1, and 9.84 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both December 31, 2011 and 2010, the Company had no outstanding borrowings under the acquisition facility.

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

As of December 31, 2011, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $5.6 million and $4.8 million were outstanding under the Warehouse Facility at December 31, 2011 and 2010, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 and 2010 were approximately $1.5 million and $2.6 million, respectively.

10. Receivables funding program:

As of December 31, 2011, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $7.7 million and $14.5 million outstanding under the RF Program at December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Company paid program fees, as defined in the receivables funding agreement, totaling $46 thousand and $81 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of December 31, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $7.7 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.19% to 0.26%. As of December 31, 2010, the Company had entered into interest rate swap agreements to receive or pay interest on a notional principal of $14.5 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.23% to 0.35%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program: - (continued)

At December 31, 2011 and 2010, borrowings and interest rate swap agreements under the RF Program are as follows (dollars in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2011	Notional Balance December 31, 2011	Swap Value December 31, 2011	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$994	$994	$(27)	5.15%
July 2, 2007	7,222	272	272	(15)	5.39%
September 19, 2007	6,874	1,025	1,025	(45)	4.83%
January 15, 2008	10,018	885	885	(25)	3.58%
March 27, 2008	5,410	2,024	2,024	(66)	3.21%
May 16, 2008	10,194	2,098	2,098	(62)	3.69%
May 28, 2008	5,470	368	368	(9)	3.49%
	$57,553	$7,666	$7,666	$(249)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2010	Notional Balance December 31, 2010	Swap Value December 31, 2010	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$2,119	$2,119	$(96)	5.15%
July 2, 2007	7,222	779	779	(37)	5.39%
September 19, 2007	6,874	2,202	2,202	(107)	4.83%
January 15, 2008	10,018	1,822	1,822	(60)	3.58%
March 27, 2008	5,410	2,998	2,998	(113)	3.21%
May 16, 2008	10,194	3,691	3,691	(141)	3.69%
May 28, 2008	5,470	912	912	(25)	3.49%
	$57,553	$14,523	$14,523	$(579)

At December 31, 2011, the minimum repayment schedule under the Program is as follows (in thousands):

Year ending December 31, 2012	$4,358
2013	2,528
2014	780
$7,666

At December 31, 2011, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $7.9 million at their discounted present value.

During the years ended December 31, 2011 and 2010, the weighted average interest rates on the RF Program were 5.19% and 5.04%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of December 31, 2011 and 2010.

11. Commitments:

At December 31, 2011, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

12. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Guarantees: - (continued)

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

13. Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2011 and 2010, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2011	2010
Distributions declared	$11,184	$11,176
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.80	$0.80

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

At December 31, 2011 and 2010, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. During the first three quarters of 2011, the Company recorded adjustments to reflect the fair value of impaired assets including: lease and off-lease assets, notes receivable and investment securities on a non-recurring basis. Additional non-recurring fair value adjustments were recorded as of December 31, 2011 relative to impaired off-lease assets. At December 31, 2010, the fair value of impaired operating lease and off-lease equipment, and that of impaired investment securities were measured on a non-recurring basis. The measurement methodologies are as follows:

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

Impaired lease and off-lease equipment

At December 31, 2011, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $36 thousand which reduced the cost basis of the equipment. Such fair value adjustment is non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During the first three quarters of 2011, the Company had previously recorded $224 thousand of non-recurring fair value adjustments to reduce the cost basis of certain impaired lease and off-lease equipment. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy.

At December 31, 2010, total non-recurring fair value adjustments made to reduce the cost basis of impaired lease and off-lease equipment amounted to $282 thousand.

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. There were no fair value adjustments relative to impaired notes receivable at both December 31, 2011 and 2010.

During the first three quarters of 2011, the Company had previously recorded a fair value adjustment totaling $3 thousand which reduced the cost basis of an impaired note receivable at September 30, 2011. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable was classified within Level 3 of the valuation hierarchy at September 30, 2011. Such valuation utilized a market approach technique and used inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There was no fair value adjustments related to impaired investment securities at December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

During the first three quarters of 2011, the Company had previously recorded fair value adjustments totaling $96 thousand which reduced the cost basis of two investments deemed impaired at March 31, 2011. The non-recurring fair value adjustments reflected an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of both impaired investment securities were classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a recurring and non-recurring basis during 2011 and 2010, and the level within the hierarchy in which the fair value measurements fall at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$115	$—	$—	$115
Impaired notes receivable	22	—	—	22
Impaired investment securities	8	—	—	8
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	249	—	249	—

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$119	$—	$—	$119
Impaired investment securities	41	41	—	—
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	579	—	579	—

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,082	$1,082	$8,793	$8,793
Notes receivable	1,268	1,268	1,705	1,705
Investment in securities	70	70	235	235
Financial liabilities:
Non-recourse debt	21,851	22,962	26,481	27,219
Borrowings	7,666	7,666	14,523	14,523
Interest rate swap contracts	249	249	579	579

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ACG and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications and general administrative services are performed by AFS.

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

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2011 and 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$149	$244
Other	7	16
	$156	$260

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

Date: March 9, 2012

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 9, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 9, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 9, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.