Form 10-Q
period 2012-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2012-05-10
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of Limited Liability Company Units outstanding as of April 30, 2012 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,816	$1,082
Accounts receivable, net of allowance for doubtful accounts of $106 at March 31, 2012 and $112 at December 31, 2011	731	890
Notes receivable, net of unearned interest income of $183 and allowance for credit losses of $12 as of March 31, 2012 and unearned interest income of $210 and allowance for credit losses of $3 as of December 31, 2011	1,159	1,268
Due from Managing Member	—	8
Prepaid expenses and other assets	29	40
Investment in securities	57	70
Investments in equipment and leases, net of accumulated depreciation of $70,528 at March 31, 2012 and $70,135 at December 31, 2011	56,567	60,250
Total assets	$61,359	$63,608
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$97	$—
Accrued distributions to Other Members	—	1,313
Other	538	530
Accrued interest payable	110	132
Interest rate swap contracts	198	249
Deposits due lessees	52	52
Non-recourse debt	20,549	21,851
Receivables funding program obligation	6,316	7,666
Unearned operating lease income	597	681
Total liabilities	28,457	32,474
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	32,902	31,134
Total Members’ capital	32,902	31,134
Total liabilities and Members’ capital	$61,359	$63,608

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$4,445	$4,559
Direct financing leases	880	1,109
Interest on notes receivable	26	35
Gain on sales of lease assets and early termination of notes	387	233
Unrealized gain on securities	14	—
Gain on sales or dispositions of securities	—	4
Other interest	—	2
Other	58	32
Total revenues	5,810	5,974
Expenses:
Depreciation of operating lease assets	2,543	3,525
Asset management fees to Managing Member	164	202
Acquisition expense	—	104
Cost reimbursements to Managing Member	579	370
Amortization of initial direct costs	35	66
Interest expense	470	620
Impairment losses on equipment	—	100
Provision (reversal of) provision for credit losses	3	(6)
Provision for losses on investment in securities	27	96
Professional fees	77	101
Franchise fees and taxes	21	21
Outside services	18	11
Other	139	105
Total operating expenses	4,076	5,315
Other income (expense), net	34	(74)
Net income	$1,768	$585
Net income:
Managing Member	$—	$227
Other Members	1,768	358
	$1,768	$585
Net income per Limited Liability Company Unit (Other Members)	$0.13	$0.03
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2012
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2010	13,971,486	$38,916	$—	$38,916
Distributions to Other Members ($0.80 per Unit)	—	(11,184)	—	(11,184)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	3,402	906	4,308
Balance December 31, 2011	13,971,486	31,134	—	31,134
Net income	—	1,768	—	1,768
Balance March 31, 2012	13,971,486	$32,902	$—	$32,902

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$1,768	$585
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(387)	(233)
Depreciation of operating lease assets	2,543	3,525
Amortization of initial direct costs	35	66
Impairment losses on equipment	—	100
Provision (reversal of provision) for credit losses	3	(6)
Provision for losses on investment in securities	27	96
Change in fair value of interest rate swap contracts	(51)	(113)
Unrealized gain on securities	(14)	—
Gain on sales or dispositions of securities	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	165	1,007
Prepaid expenses and other assets	11	14
Accounts payable, Managing Member	211	165
Accounts payable, other	8	133
Accrued interest payable	(22)	(12)
Deposits due lessees	—	(38)
Unearned operating lease income	(84)	(406)
Net cash provided by operating activities	4,213	4,879
Investing activities:
Purchases of equipment on operating leases	—	(636)
Proceeds from sales of lease assets and early termination of notes	994	688
Payments of initial direct costs	—	(1)
Principal payments received on direct financing leases	499	369
Proceeds from sales or dispositions of securities	—	52
Principal payments received on notes receivable	99	113
Net cash provided by investing activities	1,592	585
Financing activities:
Borrowings under acquisition facility	500	—
Repayments under acquisition facility	(500)	—
Repayments under non-recourse debt	(1,302)	(1,163)
Repayments under receivables funding program	(1,350)	(2,034)
Distributions to Other Members	(1,313)	(2,800)
Distributions to Managing Member	(106)	(227)
Net cash used in financing activities	(4,071)	(6,224)
Net increase (decrease) in cash and cash equivalents	1,734	(760)
Cash and cash equivalents at beginning of period	1,082	8,793
Cash and cash equivalents at end of period	$2,816	$8,033
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$492	$632
Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$—	$106
Distributions declared and payable to Other Members at period-end	$—	$1,313
Securities acquired through conversion of warrants	$14	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2012. As of March 31, 2012, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2012 and 2011 and long-lived tangible assets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	% of Total	2011	% of Total
Revenue:
United States	$5,236	90%	$5,558	93%
United Kingdom	334	6%	307	5%
Canada	240	4%	109	2%
Total International	574	10%	416	7%
Total	$5,810	100%	$5,974	100%

	As of March 31,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived tangible assets:
United States	$52,314	92%	$55,822	93%
United Kingdom	1,010	2%	1,033	2%
Canada	3,243	6%	3,395	5%
Total International	4,253	8%	4,428	7%
Total	$56,567	100%	$60,250	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2012 and 2011, the Company recorded fair value adjustments totaling $27 thousand and $96 thousand, respectively, which reduced the cost basis of certain investments deemed impaired. There was no incremental impairment to investment securities at December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the first quarter of 2012, the Company recorded an unrealized gain of $14 thousand relative to the conversion of warrants associated with shares of a venture company. Gains and/or losses recognized on the net exercise of certain warrants during each of the three months ended March 31, 2012 and 2011 were nominal in amount.

Other income (expense), net:

The Company’s other income (expense), net for the three months ended March 31, 2012 and 2011 consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Foreign currency loss	$(17)	$(187)
Change in fair value of interest rate swap contracts	51	113
	$34	$(74)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 17 to 120 months and bear interest at rates ranging from 8.42% to 11.78%. The notes are secured by the equipment financed. The notes mature from 2012 through 2016.

The Company had a note in non-accrual status at March 31, 2012 and December 31, 2011. The note was originally placed in non-accrual status in 2010, at which time, its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. As of March 31, 2012, the aforementioned note reflects a principal balance outstanding of $21 thousand. As of the same date, such note was current with respect to its restructured terms. However, the Company deemed it necessary to record a $9 thousand fair value adjustment at March 31, 2012 to reflect the fair value of the non-accrual note. Such fair value adjustment was in addition to a $3 thousand adjustment previously recorded at September 30, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2012, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2012	$394
Year ending December 31, 2013	384
2014	221
2015	166
2016	188
1,353
Less: portion representing unearned interest income	(183)
1,170
Unamortized initial direct costs	1
Less: allowance for credit losses	(12)
Notes receivable, net	$1,159

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
IDC amortization – notes receivable	$1	$—
IDC amortization – lease assets	34	66
Total	$35	$66

4. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$25	$—	$37	$—	$—	$62
(Reversal of provision) Provision	(25)	10	65	3	—	53
Balance December 31, 2011	—	10	102	3	—	115
(Reversal of provision) Provision	—	(4)	(2)	9	—	3
Balance March 31, 2012	$—	$6	$100	$12	$—	$118

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$12	$—	$12
Ending balance: individually evaluated for impairment	$12	$—	$12
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,171[1]	$14,434[2]	$15,605
Ending balance: individually evaluated for impairment	$1,171	$14,434	$15,605
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.
[2]	Includes $35 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$3	$—	$3
Ending balance: individually evaluated for impairment	$3	$—	$3
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,271[3]	$15,038[4]	$16,309
Ending balance: individually evaluated for impairment	$1,271	$15,038	$16,309
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

3 Includes $2 of unamortized initial direct costs.

4 Includes $43 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

At March 31, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$149	$169	$14,338	$14,922
Special mention	999	1,100	61	73
Substandard	—	—	—	—
Doubtful	22	—	—	—
Total	$1,170	$1,269	$14,399	$14,995

As of March 31, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	21	21	12	23	—
Total	$21	$21	$12	$23	$—

	Impaired Loans
At December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	24	24	3	24	—
Total	$24	$24	$3	$24	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

March 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,170	$1,170	$—
Finance leases	1	36	62	99	14,300	14,399	62
Total	$1	$36	$62	$99	$15,470	$15,569	$62

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,269	$1,269	$—
Finance leases	36	—	1	37	14,958	14,995	1
Total	$36	$—	$1	$37	$16,227	$16,264	$1

As discussed in Note 3, one of the Company’s notes receivable continues to be in non-accrual status at March 31, 2012 and was considered impaired relative to its payment terms. While, as of the same date, the note was current with respect to its restructured terms, management has determined that an additional $9 thousand adjustment was necessary to reflect fair value. The Company had previously recorded a $3 thousand fair value adjustment to reduce the cost basis of the aforementioned impaired note at September 30, 2011. No incremental adjustment was necessary at December 31, 2011.

At March 31, 2012 and December 31, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$43,913	$(401)	$(2,543)	$40,969
Net investment in direct financing leases	14,995	(97)	(499)	14,399
Assets held for sale or lease, net	1,121	(109)	—	1,012
Initial direct costs, net of accumulated amortization of $474 at March 31, 2012 and $526 at December 31, 2011	221	—	(34)	187
Total	$60,250	$(607)	$(3,076)	$56,567

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $34 thousand and $66 thousand for the respective three months ended March 31, 2012 and 2011 (See Note 3).

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no incremental impairment losses existed during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company deemed certain operating off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $100 thousand which reduced the cost basis of the equipment.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $2.5 million and $3.5 million for the respective three months ended March 31, 2012 and 2011.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of March 31, 2012 and December 31, 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Transportation, other	$28,829	$—	$—	$28,829
Transportation, rail	28,286	—	(21)	28,265
Materials handling	24,032	—	(1,986)	22,046
Manufacturing	8,302	—	—	8,302
Construction	4,808	—	(65)	4,743
Aircraft	4,732	—	—	4,732
Logging & lumber	4,125	—	—	4,125
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	—	1,509
Data processing	937	—	—	937
Research	368	—	—	368
	108,374	—	(2,072)	106,302
Less accumulated depreciation	(64,461)	(2,543)	1,671	(65,333)
Total	$43,913	$(2,543)	$(401)	$40,969

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both March 31, 2012 and December 31, 2011. There were no operating leases placed in non-accrual status as of March 31, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2012 and December 31, 2011, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$21,404	$22,900
Estimated residual values of leased equipment (unguaranteed)	3,754	3,805
Investment in direct financing leases	25,158	26,705
Less unearned income	(10,759)	(11,710)
Net investment in direct financing leases	$14,399	$14,995

There were no direct financing leases placed in non-accrual status as of March 31, 2012 and December 31, 2011.

At March 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$7,491	$3,944	$11,435
Year ending December 31, 2013	6,899	4,762	11,661
2014	3,940	4,538	8,478
2015	1,771	4,465	6,236
2016	515	3,695	4,210
Thereafter	608	—	608
	$21,224	$21,404	$42,628

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three months ended March 31, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$579	$370
Asset management fees to Managing Member and/or affiliates	164	202
Acquisition and initial direct costs paid to Managing Member	—	105
	$743	$677

7. Non-recourse debt:

At March 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $23.6 million over the remaining lease terms; and the carrying value of the pledged assets is $17.3 million. The notes mature at various dates from 2012 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2012	$3,718	$919	$4,637
Year ending December 31, 2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
2016	3,743	133	3,876
2017	178	1	179
	$20,549	$3,096	$23,645

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

is for an amount up to $75 million and expires in June 2012. Negotiations are currently in process of extending the facility at $60 million through June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of March 31, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	March 31, 2012	December 31, 2011
Total amount available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	—	(7,476)
Total remaining available under the working capital, acquisition and warehouse	$75,000	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $33.1 million, 0.82 to 1, and 11.48 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the acquisition facility.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of March 31, 2012, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $1.5 million.

9. Receivables funding program:

As of March 31, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $6.3 million and $7.7 million outstanding under the RF Program at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, the Company paid program fees, as defined in the receivables funding agreement, totaling $7 thousand and $14 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of March 31, 2012, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $6.3 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.24% to 0.28%. As of December 31, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $7.7 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.19% to 0.26%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Receivables funding program: - (continued)

At March 31, 2012 and December 31, 2011, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2012	Notional Balance March 31, 2012	Swap Value March 31, 2012	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$760	$760	$(17)	5.15%
July 2, 2007	7,222	239	239	(13)	5.39%
September 19, 2007	6,874	786	786	(36)	4.83%
January 15, 2008	10,018	733	733	(19)	3.58%
March 27, 2008	5,410	1,771	1,771	(57)	3.21%
May 16, 2008	10,194	1,731	1,731	(49)	3.69%
May 28, 2008	5,470	296	296	(7)	3.49%
	$57,553	$6,316	$6,316	$(198)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2011	Notional Balance December 31, 2011	Swap Value December 31, 2011	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$994	$994	$(27)	5.15%
July 2, 2007	7,222	272	272	(15)	5.39%
September 19, 2007	6,874	1,025	1,025	(45)	4.83%
January 15, 2008	10,018	885	885	(25)	3.58%
March 27, 2008	5,410	2,024	2,024	(66)	3.21%
May 16, 2008	10,194	2,098	2,098	(62)	3.69%
May 28, 2008	5,470	368	368	(9)	3.49%
	$57,553	$7,666	$7,666	$(249)

At March 31, 2012, the minimum principal repayment schedule under the Program is as follows (in thousands):

Nine Months Ending December 31, 2012	$3,008
Year ending December 31, 2013	2,528
2014	780
$6,316

At March 31, 2012, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $6.5 million at their discounted present value.

During the three months ended March 31, 2012 and 2011, the weighted average interest rates were 5.54% and 4.78%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of March 31, 2012 and December 31, 2011.

10. Commitments:

At March 31, 2012, there were no commitments to purchase lease assets of fund investments in notes receivable.

11. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Guarantees: - (continued)

Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2012 and December 31, 2011. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to AFS during the three months ended March 31, 2011 to bring AFS’s ending capital account balance to zero.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2012	2011
Distributions declared	$—	$2,800
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$0.20

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

At March 31, 2012 and December 31, 2011, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. During the first quarter of 2012, the Company recorded non-recurring adjustments to reflect the fair value of impaired notes receivable and investment securities at March 31, 2012. During the first three quarters of 2011, the Company recorded non-recurring adjustments to impaired off-lease assets, notes receivable and investment securities. Amounts at December 31, 2011 reflect the fair value of the then existing impaired assets.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Such fair value adjustments utilized the following methodology:

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

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. At March 31, 2012, the Company deemed it necessary to record a $9 thousand fair value adjustment to reflect the fair value of an impaired note. Such fair value adjustment was in addition to a $3 thousand adjustment previously recorded at September 30, 2011.

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

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2012, the Company recorded non-recurring fair value adjustments totaling $27 thousand relative to two impaired investment securities. The adjustments reflected an approximate 66% reduction in valuation for one investment as determined by investee cash burn and potential necessity for additional venture investors, and a 78% decrease in valuation of the second investment based on subsequent price of unit sale.

There was no incremental fair value adjustments recorded at December 31, 2011. During the first three quarters of 2011, the Company had previously recorded fair value adjustments totaling $96 thousand which reduced the cost basis of two investments deemed impaired at March 31, 2011. The non-recurring fair value adjustments reflected an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy at March 31, 2012 and December 31, 2011 due to the significant inputs that are unobservable in the market.

Impaired lease and/or off-lease equipment

The Company had no fair value adjustments relative to impaired equipment as of March 31, 2012. At December 31, 2011, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $36 thousand which reduced the cost basis of the equipment. Such fair value adjustment is non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During the first three quarters of 2011, the Company had previously recorded $224 thousand of non-recurring fair value adjustments to reduce the cost basis of certain impaired lease and off-lease equipment. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$9	$—	$—	$9
Impaired investment securities	12	—	—	12
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	198	—	198	—

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$115	$—	$—	$115
Impaired notes receivable, net	22	—	—	22
Impaired investment securities	8	—	—	8
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	249	—	249	—

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table presents a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,816	$2,816	$—	$—	$2,816
Notes receivable, net	1,159	—	—	1,159	1,159
Investment in securities	57	—	—	57	57
Financial liabilities:
Non-recourse debt	20,549	—	—	21,493	21,493
Borrowings	6,316	—	—	6,316	6,316
Interest rate swap contracts	198	—	198	—	198

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,082	$1,082
Notes receivable, net	1,268	1,268
Investment in securities	70	70
Financial liabilities:
Non-recourse debt	21,851	22,962
Borrowings	7,666	7,666
Interest rate swap contracts	249	249

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

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Company had net income of $1.8 million and $585 thousand for the three months ended March 31, 2012 and 2011, respectively. The results for the first quarter of 2012 reflect the combination of a reduction in total operating expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2012 decreased by $164 thousand, or 3%, as compared to the prior year period. The decrease was primarily a result of lower revenues from both direct financing and operating leases offset, in part, by a favorable change in gain recognized on sales of assets and early termination of notes.

The decrease in direct financing lease revenues totaled $229 thousand and was largely due to run-off of the portfolio coupled with an early termination of a significant lease during the first quarter of 2012. Likewise, operating lease revenues decreased by $114 thousand primarily as a result of continued run-off and dispositions of lease assets.

Partially offsetting the aforementioned decreases in revenue was a $154 thousand increase in gains recognized on sales of lease assets and early termination of notes. The increase was largely due to gains recognized on the first quarter 2012 sale of construction equipment to a lessee relative to an early termination of a direct financing lease, and the change in mix of assets sold.

Expenses

Total expenses for the first quarter of 2012 decreased by $1.2 million, or 23%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, acquisition expense, impairment losses on equipment, and the provision for losses on investment in securities offset, in part, by an increase in cost reimbursements to AFS.

The decrease in depreciation expense totaled $982 thousand and was largely a result of run-off and sales of lease assets. Interest expense decreased by $150 thousand largely due to an approximate $10.9 million decline in outstanding borrowings since March 31, 2011; and, acquisition expense was reduced by $104 thousand due to a period over period decrease in lease asset purchases. Moreover, impairment losses on equipment declined by $100 thousand as the prior year period included fair value adjustments relative to certain off-lease equipment, including certain vehicles and research equipment, deemed impaired by the Company. By comparison, management has determined that no incremental impairment losses existed during the current year period based on its review of the carrying values of its assets on leases and assets held for lease or sale for impairment. Finally, the decrease in the provision for losses on investment in securities totaled $69 thousand and was largely due to a decline in fair value adjustments deemed necessary to reduce the cost basis of impaired investment securities.

Partially offsetting the aforementioned decreases in expenses was a $209 thousand increase in costs reimbursements to AFS. The increase in costs reimbursements to AFS was mainly a result of the billing and payment of expenses previously deferred on the basis of an annual limitation on costs reimbursable to the Managing Member as defined in the Limited Liability Company Operating Agreement, as amended.

Other income (expense), net

The Company recognized other income, net of $34 thousand for the first quarter of 2012 as compared to other expense, net totaling $74 thousand for the prior year period, a $108 thousand increase. The increase was a result of a $170 thousand favorable change in foreign currency translation transactions offset, by a $62 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts

The favorable change in foreign currency translation transactions was primarily due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment which unfavorably impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $2.8 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$4,213	$4,879
Investing activities	1,592	585
Financing activities	(4,071)	(6,224)
Net increase (decrease) in cash and cash equivalents	$1,734	$(760)

The three months ended March 31, 2012 versus the three months ended March 31, 2011

During the three months ended March 31, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $994 thousand and $688 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three month periods ended March 31, 2012 and 2011, and utilized borrowings totaling $500 thousand during the current year period.

During the same comparative periods, cash was used to partially pay down $3.2 million of debt during each of the respective three-month periods ended March 31, 2012 and 2011. Cash was also used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.4 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. During the prior year period, the Company used $636 thousand to purchase lease assets.

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

Receivable funding program

In addition to the Credit Facility, as of March 31, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of March 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $33.1 million, 0.82 to 1, and 11.48 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the three months ended March 31, 2012 (in thousands):

Net income – GAAP basis	$1,768
Interest expense	470
Depreciation and amortization	2,543
Amortization of initial direct costs	35
Provision for credit losses	3
Provision for losses on investment in securities	27
Change in fair value of interest rate swap contracts	(51)
Principal payments received on direct finance leases	500
Principal payments received on notes receivable	99
EBITDA (for Credit Facility financial covenant calculation only)	$5,394

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

Non-Recourse Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company had non-recourse long-term debt totaling $20.5 million and $21.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 7 through 9 in Item 1. Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of April 2003. The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, there were no commitments to purchase lease assets of fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 10, 2012

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