Form 10-Q
period 2012-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2012-08-13
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Liability Company Units outstanding as of July 31, 2012 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,083	$1,082
Accounts receivable, net of allowance for doubtful accounts of $55 at June 30, 2012 and $112 at December 31, 2011	1,009	890
Notes receivable, net of unearned interest income of $163 and allowance for credit losses of $39 as of June 30, 2012 and unearned interest income of $210 and allowance for credit losses of $3 as of December 31, 2011	1,028	1,268
Due from affiliates	—	8
Prepaid expenses and other assets	127	40
Investment in securities	73	70
Investments in equipment and leases, net of accumulated depreciation of $71,057 at June 30, 2012 and $70,135 at December 31, 2011	53,177	60,250
Total assets	$60,497	$63,608
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$428	$—
Accrued distributions to Other Members	3,493	1,313
Other	485	530
Accrued interest payable	112	132
Interest rate swap contracts	149	249
Deposits due lessees	52	52
Non-recourse debt	19,405	21,851
Receivables funding program obligation	5,156	7,666
Unearned operating lease income	857	681
Total liabilities	30,137	32,474
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	30,360	31,134
Total Members’ capital	30,360	31,134
Total liabilities and Members’ capital	$60,497	$63,608

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$4,144	$4,443	$8,589	$9,002
Direct financing leases	860	1,082	1,740	2,191
Interest on notes receivable	20	34	46	69
Gain on sales of lease assets and early termination of notes	45	525	432	758
Gain on sales or dispositions of securities	1	37	1	41
Unrealized gain on net exercise of warrants	17	—	31	—
Other interest	—	1	—	3
Other	37	7	95	39
Total revenues	5,124	6,129	10,934	12,103
Expenses:
Depreciation of operating lease assets	2,533	3,280	5,076	6,805
Asset management fees to Managing Member	310	279	474	481
Acquisition expense	—	101	—	205
Cost reimbursements to Managing Member	344	363	923	733
Amortization of initial direct costs	29	51	64	117
Interest expense	427	576	897	1,196
Impairment losses on equipment	92	—	92	100
Reversal of provision for credit losses	(24)	(11)	(21)	(17)
Provision for losses on investment in securities	2	—	29	96
Professional fees	40	27	117	128
Franchise fees and taxes	35	22	56	43
Outside services	14	15	32	26
Other	142	211	281	316
Total operating expenses	3,944	4,914	8,020	10,229
Other income, net	54	94	88	20
Net income	$1,234	$1,309	$3,002	$1,894
Net income:
Managing Member	$283	$227	$283	$454
Other Members	951	1,082	2,719	1,440
	$1,234	$1,309	$3,002	$1,894
Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.08	$0.19	$0.10
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2010	13,971,486	$38,916	$—	$38,916
Distributions to Other Members ($0.80 per Unit)	—	(11,184)	—	(11,184)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	3,402	906	4,308
Balance December 31, 2011	13,971,486	31,134	—	31,134
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	2,719	283	3,002
Balance June 30, 2012	13,971,486	$30,360	$—	$30,360

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net income	$1,234	$1,309	$3,002	$1,894
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(45)	(525)	(432)	(758)
Depreciation of operating lease assets	2,533	3,280	5,076	6,805
Amortization of initial direct costs	29	51	64	117
Impairment losses on equipment	92	—	92	100
Reversal of provision for credit losses	(24)	(11)	(21)	(17)
Provision for losses on investment in securities	2	—	29	96
Change in fair value of interest rate swap contracts	(49)	(64)	(100)	(177)
Gain on sales or dispositions of securities	(1)	(37)	(1)	(41)
Unrealized gain on net exercise of warrants	(17)	—	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	(227)	20	(62)	1,027
Prepaid expenses and other assets	(98)	21	(87)	35
Accounts payable, Managing Member	40	(122)	251	43
Accounts payable, other	(53)	219	(45)	352
Accrued interest payable	2	(6)	(20)	(18)
Deposits due lessees	—	—	—	(38)
Unearned operating lease income	260	66	176	(340)
Net cash provided by operating activities	3,678	4,201	7,891	9,080
Investing activities:
Purchases of equipment on operating leases	—	(1,966)	—	(2,602)
Improvements to direct financing lease equipment	—	(34)	—	(34)
Proceeds from sales of lease assets and early termination of notes	318	2,204	1,312	2,892
Payments of initial direct costs	—	(2)	—	(3)
Principal payments received on direct financing leases	462	751	961	1,120
Proceeds from sales or dispositions of securities	—	41	—	93
Principal payments received on notes receivable	105	116	204	229
Net cash provided by investing activities	885	1,110	2,477	1,695
Financing activities:
Repayments under acquisition facility	—	—	(500)	—
Borrowings under non-recourse debt	—	—	500	—
Repayments under non-recourse debt	(1,144)	(1,173)	(2,446)	(2,336)
Repayments under receivables funding program	(1,160)	(1,803)	(2,510)	(3,837)
Settlement of amount due from affiliate (transfer of lease assets)	8	—	8	—
Distributions to Other Members	—	(2,794)	(1,313)	(5,594)
Distributions to Managing Member	—	(227)	(106)	(454)
Net cash used in financing activities	(2,296)	(5,997)	(6,367)	(12,221)
Net increase (decrease) in cash and cash equivalents	2,267	(686)	4,001	(1,446)
Cash and cash equivalents at beginning of period	2,816	8,033	1,082	8,793
Cash and cash equivalents at end of period	$5,083	$7,347	$5,083	$7,347
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$425	$582	$917	$1,214
Cash paid during the period for taxes	$94	$77	$94	$77
Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$283	$106	$283	$106
Distributions declared and payable to Other Members at period-end	$3,493	$1,313	$3,493	$1,313
Securities acquired through net exercise of warrants	$17	$17	$31	$17

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2012. As of June 30, 2012, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2012 and 2011 and long-lived tangible assets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	% of Total	2011	% of Total
Revenue:
United States	$10,048	92%	$11,408	94%
United Kingdom	427	4%	490	4%
Canada	459	4%	205	2%
Total International	886	8%	695	6%
Total	$10,934	100%	$12,103	100%

	As of June 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived tangible assets:
United States	$49,467	93%	$55,822	93%
United Kingdom	710	1%	1,033	2%
Canada	3,000	6%	3,395	5%
Total International	3,710	7%	4,428	7%
Total	$53,177	100%	$60,250	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the three and six months ended June 30, 2012, the Company recorded fair value adjustments totaling $2 thousand and $29 thousand, respectively, which reduced the cost basis of certain investments deemed impaired. Such fair value adjustments totaled $96 thousand for the first six months of 2011, all of which was recorded during the first quarter of 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the three and six months ended June 30, 2012, the Company recorded unrealized gains of $17 thousand and $31 thousand, respectively, relative to the conversion of warrants associated with shares of a venture company. There were no unrealized gains during the three and six months ended June 30, 2011. Gains and/or losses recognized on the net exercise of certain warrants were nominal for the three and six months ended June 30, 2012. Such realized gains amounted to $37 thousand and $41 thousand for the three and six months ended June 30, 2011.

Other income, net:

The Company’s other income, net for the three and six months ended June 30, 2012 and 2011 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency gain (loss)	$5	$30	$(12)	$(157)
Change in fair value of interest rate swap contracts	49	64	100	177
	$54	$94	$88	$20

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

The Company had a note in non-accrual status at June 30, 2012 and December 31, 2011. The note was originally placed in non-accrual status in 2010, at which time its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. During the period from April 1, 2012 through the quarter end, the interest only payment arrangement was continued pending a final resolution of the note or a further restructuring of its terms. As of June 30, 2012, the aforementioned note reflects a principal balance outstanding of $20 thousand. The Company has recorded fair value adjustments of $9 thousand during the first six months of 2012 and $3 thousand during the third quarter of 2011 to reduce the cost basis of the non-accrual note to $8 thousand.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

At June 30, 2012, the Company deemed an additional note with a principal balance of $125 thousand to be impaired. Accordingly, the Company recorded a fair value adjustment of $27 thousand, which reduced the cost basis of the impaired note to $98 thousand.

As of June 30, 2012, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2012	$270
Year ending December 31, 2013	384
2014	221
2015	166
2016	188
1,229
Less: portion representing unearned interest income	(163)
1,066
Unamortized initial direct costs	1
Less: allowance for credit losses	(39)
Notes receivable, net	$1,028

	June 30, 2012	December 31, 2011
Net investment in notes receivable placed in non-accrual status	$106	$24
Total	$106	$24

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$—	$1	$1	$1
IDC amortization – lease assets	29	50	63	116
Total	$29	$51	$64	$117

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$25	$—	$37	$—	$—	$62
(Reversal of provision) Provision	(25)	10	65	3	—	53
Balance December 31, 2011	—	10	102	3	—	115
Provision (Reversal of provision)	—	35	(92)	36	—	(21)
Balance June 30, 2012	$—	$45	$10	$39	$—	$94

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$39	$—	$39
Ending balance: individually evaluated for impairment	$39	$—	$39
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,067[1]	$14,035[2]	$15,102
Ending balance: individually evaluated for impairment	$1,067	$14,035	$15,102
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

1 Includes $1 of unamortized initial direct costs.

2 Includes $31 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$3	$—	$3
Ending balance: individually evaluated for impairment	$3	$—	$3
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,271[3]	$15,038[4]	$16,309
Ending balance: individually evaluated for impairment	$1,271	$15,038	$16,309
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At June 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$—	$169	$13,955	$14,922
Special mention	921	1,100	49	73
Substandard	145	—	—	—
Doubtful	—	—	—	—
Total	$1,066	$1,269	$14,004	$14,995

As of June 30, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	145	145	39	85	—
Total	$145	$145	$39	$85	$—

	Impaired Loans
At December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	24	24	3	24	—
Total	$24	$24	$3	$24	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$8	$—	$8	$1,058	$1,066	$—
Finance leases	—	—	9	9	13,995	14,004	9
Total	$—	$8	$9	$17	$15,053	$15,070	$9

December 31, 2011	30 – 59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,269	$1,269	$—
Finance leases	36	—	1	37	14,958	14,995	1
Total	$36	$—	$1	$37	$16,227	$16,264	$1

As of June 30, 2012 and December 31, 2011, the Company had a note in non-accrual status which was considered impaired relative to its payment terms. The Company had previously accumulated $12 thousand of adjustments to reflect the fair value of the non-accrual note. No incremental adjustment was recorded at June 30, 2012. As of June 30, 2012, the Company deemed an additional note to be impaired and recorded a fair value adjustment of $27 thousand, which reduced the cost basis of the impaired note.

At June 30, 2012 and December 31, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$43,913	$(851)	$(5,076)	$37,986
Net investment in direct financing leases	14,995	(30)	(961)	14,004
Assets held for sale or lease, net	1,121	(92)	—	1,029
Initial direct costs, net of accumulated amortization of $470 at June 30, 2012 and $526 at December 31, 2011	221	—	(63)	158
Total	$60,250	$(973)	$(6,100)	$53,177

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $29 thousand and $50 thousand for the respective three months ended June 30, 2012 and 2011, and $63 thousand and $116 thousand for the respective six months ended June 30, 2012 and 2011 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended June 30, 2012, the Company deemed certain off-lease equipment to be impaired and accordingly,

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

recorded fair value adjustments of $92 thousand which reduced the cost basis of the impaired equipment. Such amount also represents the total fair value adjustments for the six months ended June 30, 2012. During the first six months of 2011, the Company also recorded $100 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $2.5 million and $3.3 million for the respective three months ended June 30, 2012 and 2011, and was approximately $5.1 million and $6.8 million for the respective six months ended June 30, 2012 and 2011, respectively.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of June 30, 2012 and December 31, 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications, Dispositions and Impairment Losses	Balance June 30, 2012
Transportation, other	$28,829	$—	$(419)	$28,410
Transportation, rail	28,286	—	(32)	28,254
Materials handling	24,032	—	(3,800)	20,232
Manufacturing	8,302	—	—	8,302
Construction	4,808	—	(66)	4,742
Aircraft	4,732	—	—	4,732
Logging & lumber	4,125	—	—	4,125
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	(824)	685
Data processing	937	—	(16)	921
Research	368	—	(166)	202
	108,374	—	(5,323)	103,051
Less accumulated depreciation	(64,461)	(5,076)	4,472	(65,065)
Total	$43,913	$(5,076)	$(851)	$37,986

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both June 30, 2012 and December 31, 2011. There were no operating leases placed in non-accrual status as of June 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2012 and December 31, 2011, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$20,180	$22,900
Estimated residual values of leased equipment (unguaranteed)	3,757	3,805
Investment in direct financing leases	23,937	26,705
Less unearned income	(9,933)	(11,710)
Net investment in direct financing leases	$14,004	$14,995

There were no direct financing leases placed in non-accrual status as of June 30, 2012 and December 31, 2011.

At June 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2012	5,128	$2,645	$7,773
Year ending December 31, 2013	7,526	4,798	12,324
2014	4,453	4,568	9,021
2015	1,843	4,474	6,317
2016	515	3,695	4,210
2017	489	—	489
Thereafter	119	—	119
	$20,073	$20,180	$40,253

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$344	$363	$923	$733
Asset management fees to Managing Member and/or affiliates	310	279	474	481
Acquisition and initial direct costs paid to Managing Member	—	103	—	208
	$654	$745	$1,397	$1,422

7. Non-recourse debt:

At June 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.46% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $21.7 million over the remaining lease terms; and the carrying value of the pledged assets is $16.6 million. The notes mature at various dates from 2012 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2012	$2,574	$601	$3,175
Year ending December 31, 2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
2016	3,743	133	3,876
2017	178	1	179
	$19,405	$2,778	$22,183

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of June 30, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	June 30, 2012	December 31, 2011
Total amount available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(2,307)	(7,476)
Total remaining available under the working capital, acquisition and warehouse facilities	$57,693	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $30.5 million, 0.81 to 1, and 10.76 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the acquisition facility. During the first quarter of 2012, the Company borrowed and repaid $500 thousand. There were no borrowings during the second quarter of 2012. The weighted average rate on borrowings was 3.15% during the first six months of 2012. There were no borrowings outstanding during the first six months of 2011.

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

As of June 30, 2012, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC, ATEL 14, LLC and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $2.3 million and $5.6 million were outstanding under the Warehouse Facility as of June 30, 2012 and December 31, 2011, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at June 30, 2012 and December 31, 2011 was $576 thousand and $1.5 million, respectively.

9. Receivables funding program:

As of June 30, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $5.2 million and $7.7 million outstanding under the RF Program at June 30, 2012 and December 31, 2011, respectively. During the three months ended June 30, 2012 and 2011, the Company paid program fees, as defined in the receivables funding agreement, totaling $6 thousand and $12 thousand, respectively. Such program fees paid amounted to $13 thousand and $26 thousand during the respective six months ended June 30, 2012 and 2011. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of June 30, 2012, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $5.2 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.24% to 0.28%. As of December 31, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $7.7 million based on the difference between nominal rates ranging from 3.21% to 5.39% and variable rates that ranged from 0.19% to 0.26%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

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

At June 30, 2012 and December 31, 2011, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2012	Notional Balance June 30, 2012	Swap Value June 30, 2012	Payment Rate on Interest Swap Agreement
January 16, 2007	$12,365	$521	$521	$(9)	5.15%
July 2, 2007	7,222	211	211	(10)	5.39%
September 19, 2007	6,874	681	681	(29)	4.83%
January 15, 2008	10,018	579	579	(14)	3.58%
March 27, 2008	5,410	1,515	1,515	(46)	3.21%
May 16, 2008	10,194	1,424	1,424	(36)	3.69%
May 28, 2008	5,470	225	225	(5)	3.49%
	$57,553	$5,156	$5,156	$(149)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2011	Notional Balance December 31, 2011	Swap Value December 31, 2011	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$994	$994	$(27)	5.15%
July 2, 2007	7,222	272	272	(15)	5.39%
September 19, 2007	6,874	1,025	1,025	(45)	4.83%
January 15, 2008	10,018	885	885	(25)	3.58%
March 27, 2008	5,410	2,024	2,024	(66)	3.21%
May 16, 2008	10,194	2,098	2,098	(62)	3.69%
May 28, 2008	5,470	368	368	(9)	3.49%
	$57,553	$7,666	$7,666	$(249)

At June 30, 2012, the minimum principal repayment schedule under the Program is as follows (in thousands):

Six Months Ending December 31, 2012	$1,848
Year ending December 31, 2013	2,528
2014	780
$5,156

At June 30, 2012, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $5.6 million at their discounted present value. During the three months ended June 30, 2012 and 2011, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 5.41% and 4.92%, respectively. During the six months ended June 30, 2012 and 2011, the weighted average interest rates were 5.48% and 4.84%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of June 30, 2012 and December 31, 2011.

10. Commitments:

At June 30, 2012, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2012 and December 31, 2011. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to AFS during the three months ended June 30, 2011 to bring AFS’s ending capital account balance to zero.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributions declared	$3,493	$2,794	$3,493	$5,594
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$0.25	$0.20	$0.25	$0.40

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

At June 30, 2012 and December 31, 2011, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. During the first six months of 2012 and 2011, the Company recorded non-recurring adjustments to reflect the fair value of impaired off-lease assets, notes receivable and investment securities. Amounts at June 30, 2012 and December 31, 2011 reflect the fair value of the then existing impaired assets.

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

Impaired lease and/or off-lease equipment

During the second quarter of 2012, the Company deemed certain off-lease equipment (assets) to be impaired and accordingly, recorded fair value adjustments of $92 thousand to reduce the cost basis of the equipment. Such amount also represents the total fair value adjustments for the six months ended June 30, 2012. The adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During the first six months of 2011, the Company recorded $100 thousand of non-recurring fair value adjustments to reduce the cost basis of certain impaired lease and off-lease equipment. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy. An additional $160 thousand of fair value adjustments were recorded through December 31, 2011.

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. During the first six months of 2012, the Company recorded $36 thousand of adjustments to reflect the fair value of two impaired notes. Of such amount, $27 thousand was recorded in the second quarter of 2012. The Company originally deemed one of the notes impaired in 2011 and had previously recorded $3 thousand of adjustments through December 2011. Such adjustments were non-recurring and were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the three and six months ended June 30, 2012, the Company recorded fair value adjustments totaling $2 thousand and $29 thousand, respectively, which reduced the cost basis of two impaired investment securities. The adjustments reflected an approximate 66% reduction in valuation for one investment as determined by investee cash burn and potential necessity for additional venture investors, and a 78% decrease in valuation of the second investment based on subsequent price of unit sale.

During the first six months of 2011, such fair value adjustments totaled $96 thousand all of which was recorded during the first quarter of 2011. The non-recurring fair value adjustments reflected an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. There was no incremental impairment to investment securities through December 31, 2011.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy at both measurement periods due to the significant inputs that are unobservable in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$132	$—	$—	$132
Impaired notes receivable, net	106	—	—	106
Impaired investment securities	2	—	—	2
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$149	$—	$149	$—

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$115	$—	$—	$115
Impaired notes receivable, net	22	—	—	22
Impaired investment securities	8	—	—	8
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	249	—	249	—

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table presents a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,083	$5,083	$—	$—	$5,083
Notes receivable, net	1,028	—	—	1,028	1,028
Investment in securities	73	—	—	73	73
Financial liabilities:
Non-recourse debt	19,405	—	—	20,376	20,376
Borrowings	5,156	—	—	5,156	5,156
Interest rate swap contracts	149	—	149	—	149

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,082	$1,082
Notes receivable	1,268	1,268
Investment in securities	70	70
Financial liabilities:
Non-recourse debt	21,851	22,962
Borrowings	7,666	7,666
Interest rate swap contracts	249	249

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

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Company had net income of $1.2 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. The results for the second quarter of 2012 reflect the combination of a reduction in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2012 decreased by $1.0 million, or 16%, as compared to the prior year period. The decrease was primarily a result of lower gains realized on sales of lease assets and early termination of notes and reductions in revenues from both operating and direct financing leases.

Gains realized on sales of lease assets and early termination notes decreased by $480 thousand as a result of a period over period decline in volume and a change in the mix of assets sold. Operating lease revenues decreased by $299 thousand primarily as a result of continued run-off and dispositions of lease assets. Likewise, the $222 thousand decrease in direct financing lease revenues was largely due to run-off of the portfolio coupled with an early termination of a significant lease during the first quarter of 2012.

Expenses

Total expenses for the second quarter of 2012 decreased by $970 thousand, or 20%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, acquisition expense and other expense offset, in part, by an increase in impairment losses on equipment.

The decrease in depreciation expense totaled $747 thousand and was largely a result of run-off and sales of lease assets. Interest expense was lower by $149 thousand largely due to an approximate $10.3 million decrease in outstanding borrowings since June 30, 2011. Acquisition expense was reduced by $101 thousand due to a period over period decrease in lease origination activities consistent with a Fund in liquidation. Moreover, other expense decreased by $69 thousand primarily due to lower freight and shipping, printing and photocopying, inspection fees, insurance and postage costs during the current year period.

Partially offsetting the aforementioned decreases in expenses was a $92 thousand fair value adjustment recorded against certain off-lease equipment, including materials handling equipment and certain vehicles, deemed impaired by the Company at June 30, 2012. There were no impairment losses recorded during the comparative prior year period.

Other income, net

The Company recognized other income, net totaling $54 thousand and $94 thousand for the three months ended June 30, 2012 and 2011, respectively. The decrease in other income, net was a result of a $25 thousand unfavorable change in foreign currency translation transactions and a $15 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts

The unfavorable change in foreign currency translation transactions was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment which unfavorably impacts the Company as the fixed rate payer in the swap contracts.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Company had net income of $3.0 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. The results for the first half of 2012 reflect the combination of a reduction in total operating expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 decreased by $1.2 million, or 10%, as compared to the prior year period. The decrease was primarily a result of lower revenues from both direct financing and operating leases and a decrease in gains recognized on sales of lease assets and early termination of notes.

The decrease in direct financing lease revenues totaled $451 thousand and was largely due to run-off of the portfolio coupled with an early termination of a significant lease during the first quarter of 2012. Likewise, operating lease revenues decreased by $413 thousand primarily as a result of continued run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes decreased by $326 thousand largely due to a period over period decline in volume and a change in the mix of assets sold.

Expenses

Total expenses for the first half of 2012 decreased by $2.2 million, or 22%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, acquisition expense, and the provision for losses on investment in securities offset, in part, by an increase in cost reimbursements to AFS.

The decrease in depreciation expense totaled $1.7 million and was largely a result of run-off and sales of lease assets. Interest expense was reduced by $299 thousand largely due to an approximate $10.3 million decline in outstanding borrowings since June 30, 2011. Acquisition expense was lower by $205 thousand due to a period over period decrease in lease origination activities consistent with a Fund in liquidation; and, the decrease in the provision for losses on investment in securities totaled $67 thousand and was largely due to a decline in fair value adjustments deemed necessary to reduce the cost basis of impaired investment securities.

Partially offsetting the aforementioned decreases in expenses was a $190 thousand increase in costs reimbursements to AFS. The increase in costs reimbursements to AFS was mainly a result of the billing and payment of expenses previously deferred on the basis of an annual limitation on costs reimbursable to the Managing Member as defined in the Limited Liability Company Operating Agreement, as amended.

Other income, net

The Company recognized other income, net of $88 thousand and $20 thousand for the six months ended June 30, 2012 and 2011, respectively. The increase in other income, net was due to a $145 thousand favorable change in foreign currency translation transactions partially offset by a $77 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts

The favorable change in foreign currency translation transactions was primarily due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment which unfavorably impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $5.1 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$3,678	$4,201	$7,891	$9,080
Investing activities	885	1,110	2,477	1,695
Financing activities	(2,296)	(5,997)	(6,367)	(12,221)
Net increase (decrease) in cash and cash equivalents	$2,267	$(686)	$4,001	$(1,446)

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $318 thousand and $2.2 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three month periods ended June 30, 2012 and 2011.

During the same comparative periods, cash was used to partially pay down $2.3 million and $3.0 million of debt. During the prior year period, cash was used to pay distributions to both the Other Members and the Managing Member, totaling a combined $3.0 million, and to purchase lease assets amounting to $2.0 million.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the six months ended June 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $1.3 million and $2.9 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective six month ended June 30, 2012 and 2011, and utilized borrowings totaling $500 thousand during the current year period.

During the same comparative periods, cash was used to partially pay down $5.5 million and $6.2 million of debt. Cash was also used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.4 million and $6.0 million for the six months ended June 30, 2012 and 2011, respectively. During the prior year period, the Company used $2.6 million to purchase lease assets.

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

Receivable funding program

In addition to the Credit Facility, as of June 30, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of June 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $30.5 million, 0.81 to 1, and 10.76 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2012 (in thousands):

Net income – GAAP basis	$5,416
Interest expense	1,956
Depreciation of operating lease assets	11,064
Amortization of initial direct costs	148
Impairment losses on equipment	252
Provision for credit losses	49
Provision for losses on investment in securities	29
Change in fair value of interest rate swap contracts	(253)
Principal payments received on direct financing leases	1,969
Principal payments received on notes receivable	407
EBITDA (for Credit Facility financial covenant calculation only)	$21,037

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

Non-Recourse Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company had non-recourse long-term debt totaling $19.4 million and $21.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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