Form 10-Q
period 2012-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2012-11-13
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Liability Company Units outstanding as of October 31, 2012 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,733	$1,082
Accounts receivable, net of allowance for doubtful accounts of $32 at September 30, 2012 and $112 at December 31, 2011	1,321	890
Notes receivable, net of unearned interest income of $145 and allowance for credit losses of $39 as of September 30, 2012 and unearned interest income of $210 and allowance for credit losses of $3 as of December 31, 2011	916	1,268
Due from Managing Member	9	—
Due from affiliates	—	8
Prepaid expenses and other assets	153	40
Investment in securities	73	70
Investments in equipment and leases, net of accumulated depreciation of $67,497 at September 30, 2012 and $70,135 at December 31, 2011	49,287	60,250
Total assets	$56,492	$63,608
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Accrued distributions to Other Members	$—	$1,313
Other	615	530
Accrued interest payable	105	132
Interest rate swap contracts	111	249
Deposits due lessees	52	52
Non-recourse debt	18,166	21,851
Receivables funding program obligation	4,160	7,666
Unearned operating lease income	703	681
Total liabilities	23,912	32,474
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	32,580	31,134
Total Members’ capital	32,580	31,134
Total liabilities and Members’ capital	$56,492	$63,608

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$4,022	$4,196	$12,611	$13,198
Direct financing leases	850	1,033	2,590	3,224
Interest on notes receivable	18	30	64	99
Gain on sales of lease assets and early termination of notes	309	123	741	881
Gain from settlement of lease asset casualty	350	—	350	—
Gain on sales or dispositions of securities	—	1	1	42
Unrealized gain on net exercise of warrants	—	—	31	—
Other	119	49	214	91
Total revenues	5,668	5,432	16,602	17,535
Expenses:
Depreciation of operating lease assets	2,113	3,021	7,189	9,826
Asset management fees to Managing Member and/or affiliates	145	59	619	540
Acquisition expense	—	88	—	293
Cost reimbursements to Managing Member and/or affiliates	319	362	1,242	1,095
Amortization of initial direct costs	28	44	92	161
Interest expense	386	537	1,283	1,733
Impairment losses on equipment	338	124	430	224
(Reversal of provision) provision for credit losses	(23)	7	(44)	(10)
Provision for losses on investment in securities	—	—	29	96
Professional fees	37	27	154	155
Franchise fees and taxes	33	21	89	64
Outside services	13	17	45	43
Other	141	256	422	572
Total operating expenses	3,530	4,563	11,550	14,792
Other income, net	82	97	170	117
Net income	$2,220	$966	$5,222	$2,860
Net income:
Managing Member	$—	$226	$283	$680
Other Members	2,220	740	4,939	2,180
	$2,220	$966	$5,222	$2,860
Net income per Limited Liability Company Unit (Other Members)	$0.16	$0.06	$0.35	$0.16
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2010	13,971,486	$38,916	$—	$38,916
Distributions to Other Members ($0.80 per Unit)	—	(11,184)	—	(11,184)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	3,402	906	4,308
Balance December 31, 2011	13,971,486	31,134	—	31,134
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	4,939	283	5,222
Balance September 30, 2012	13,971,486	$32,580	$—	$32,580

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net income	$2,220	$966	$5,222	$2,860
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(309)	(123)	(741)	(881)
Gain from settlement of lease asset casualty	(350)	—	(350)	—
Depreciation of operating lease assets	2,113	3,021	7,189	9,826
Amortization of initial direct costs	28	44	92	161
Impairment losses on equipment	338	124	430	224
(Reversal of provision) provision for credit losses	(23)	7	(44)	(10)
Provision for losses on investment in securities	—	—	29	96
Change in fair value of interest rate swap contracts	(38)	(73)	(138)	(250)
Gain on sales or dispositions of securities	—	(1)	(1)	(42)
Unrealized gain on net exercise of warrants	—	—	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	151	—	89	1,027
Prepaid expenses and other assets	(26)	(15)	(113)	20
Due from affiliates	—	(3)	—	(3)
Due from Managing Member	(9)	(213)	(9)	(213)
Accounts payable, Managing Member	(145)	27	106	70
Accounts payable, other	130	(396)	85	(44)
Accrued interest payable	(7)	(4)	(27)	(22)
Deposits due lessees	—	—	—	(38)
Unearned operating lease income	(154)	(46)	22	(386)
Net cash provided by operating activities	3,919	3,315	11,810	12,395
Investing activities:
Purchases of equipment on operating leases	—	(4,455)	—	(7,057)
Improvements to direct financing lease equipment	—	—	—	(34)
Proceeds from sales of lease assets and early termination of notes	1,117	710	2,429	3,602
Payments of initial direct costs	—	(30)	—	(33)
Principal payments received on direct financing leases	514	463	1,475	1,583
Proceeds from sales or dispositions of securities	—	18	—	111
Principal payments received on notes receivable	111	108	315	337
Net cash provided by (used in) investing activities	1,742	(3,186)	4,219	(1,491)
Financing activities:
Borrowings under acquisition facility	—	—	500	—
Repayments under acquisition facility	—	—	(500)	—
Repayments under non-recourse debt	(1,239)	(1,176)	(3,685)	(3,512)
Repayments under receivables funding program	(996)	(1,551)	(3,506)	(5,388)
Settlement of amount due from affiliate (transfer of lease assets)	—	—	8	—
Distributions to Other Members	(3,493)	(2,795)	(4,806)	(8,389)
Distributions to Managing Member	(283)	(226)	(389)	(680)
Net cash used in financing activities	(6,011)	(5,748)	(12,378)	(17,969)
Net (decrease) increase in cash and cash equivalents	(350)	(5,619)	3,651	(7,065)
Cash and cash equivalents at beginning of period	5,083	7,347	1,082	8,793
Cash and cash equivalents at end of period	$4,733	$1,728	$4,733	$1,728
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$394	$541	$1,311	$1,755
Cash paid during the period for taxes	$4	$7	$98	$84
Schedule of non-cash transactions:
Distributions declared and payable to Managing Member at period-end	$—	$106	$—	$106
Distributions declared and payable to Other Members at period-end	$—	$1,313	$—	$1,313
Improvements to operating lease equipment	$—	$76	$—	$76
Amount due from settlement of lease asset casualty	$440	$—	$440	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on August 12, 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member or Manager of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2022.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2012. As of September 30, 2012, 13,971,486 Units remain issued and outstanding.

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

On or about December 1, 2012, the offices of the Fund and the Manager will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the Manager will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2012 and 2011 and long-lived tangible assets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Nine Months Ended September 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$15,260	92%	$16,481	94%
United Kingdom	664	4%	753	4%
Canada	678	4%	301	2%
Total International	1,342	8%	1,054	6%
Total	$16,602	100%	$17,535	100%

	As of September 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$45,807	93%	$55,822	93%
United Kingdom	647	1%	1,033	2%
Canada	2,833	6%	3,395	5%
Total International	3,480	7%	4,428	7%
Total	$49,287	100%	$60,250	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the first six months of 2012, the Company had previously recorded fair value adjustments totaling $29 thousand to reduce the cost basis of certain investments deemed impaired. There were no additional fair value adjustments recorded during the third

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

quarter of 2012. By contrast, during the first nine months of 2011, the Company recorded fair value adjustments totaling $96 thousand, all of which were recorded during the first quarter of 2011. Gains and/or losses recognized on sales or dispositions of securities were nominal for the three months ended September 30, 2012 and 2011, as well as for the first nine months of 2012. During the first nine months of 2011, realized gains amounted to $23 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the first six months of 2012, the Company recorded $31 thousand of unrealized gains relative to the conversion of warrants associated with shares of a venture company. There were no unrealized gains recorded during the three months ended September 30, 2012 and 2011. Further, there were no such unrealized gains during the preceding six months of 2011. Gains and/or losses recognized on the net exercise of certain warrants were nominal for the three months ended September 30, 2012 and 2011, and for the first nine months of 2012. By contrast, realized gains amounted to $19 thousand during the first nine months of 2011.

Other income, net:

The Company’s other income, net for the three and nine months ended September 30, 2012 and 2011 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency gain (loss)	$44	$24	$32	$(133)
Change in fair value of interest rate swap contracts	38	73	138	250
Total	$82	$97	$170	$117

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 17 to 120 months and bear interest at rates ranging from 8.44% to 11.78%. The notes are secured by the equipment financed. The notes mature from 2012 through 2016.

The Company had a note in non-accrual status at both September 30, 2012 and December 31, 2011. The note was originally placed in non-accrual status in 2010, at which time its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

repayment. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. As of September 30, 2012, the aforementioned note reflects a principal balance outstanding of $12 thousand. The Company had previously accumulated $12 thousand of adjustments to reflect the fair value of the non-accrual note. No incremental adjustment was recorded at September 30, 2012.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. As of September 30, 2012, such estimated impairment remained unchanged. As of the same date, the note reflects a principal balance outstanding of $100 thousand.

The net investment in notes receivable placed in non-accrual status totaled $73 thousand and $24 thousand as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2012	$141
Year ending December 31, 2013	384
2014	221
2015	165
2016	188
1,099
Less: portion representing unearned interest income	(145)
954
Unamortized initial direct costs	1
Less: Reserve for impairment	(39)
Notes receivable, net	$916

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$—	$—	$1	$1
IDC amortization – lease assets	28	44	91	160
Total	$28	$44	$92	$161

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$25	$—	$37	$—	$—	$62
(Reversal of provision) Provision	(25)	10	65	3	—	53
Balance December 31, 2011	—	10	102	3	—	115
(Reversal of provision) Provision	—	—	(80)	36	—	(44)
Balance September 30, 2012	$—	$10	$22	$39	$—	$71

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$39	$—	$39
Ending balance: individually evaluated for impairment	$39	$—	$39
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$955[1]	$13,587[2]	$14,542
Ending balance: individually evaluated for impairment	$955	$13,587	$14,542
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.
[2]	Includes $27 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$3	$—	$3
Ending balance: individually evaluated for impairment	$3	$—	$3
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,271[3]	$15,038[4]	$16,309
Ending balance: individually evaluated for impairment	$1,271	$15,038	$16,309
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At September 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$100	$169	$13,524	$14,922
Special mention	854	1,100	36	73
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$954	$1,269	$13,560	$14,995

As of September 30, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	73	112	39	112	—
Total	$73	$112	$39	$112	$—

	Impaired Loans
At December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	21	24	3	24	—
Total	$21	$24	$3	$24	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

September 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$954	$954	$—
Finance leases	7	—	37	44	13,516	13,560	—
Total	$7	$—	$37	$44	$14,470	$14,514	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,269	$1,269	$—
Finance leases	36	—	1	37	14,958	14,995	1
Total	$36	$—	$1	$37	$16,227	$16,264	$1

As of September 30, 2012 and December 31, 2011, the Company had a note in non-accrual status which was considered impaired relative to its payment terms. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. Through June 30, 2012, the Company had accumulated $12 thousand of adjustments to reflect the fair value of such non-accrual note. No additional adjustment was recorded on the aforementioned note during the three months ended September 30, 2012.

During the second quarter of 2012, the Company deemed an additional note to be impaired and recorded a fair value adjustment of $27 thousand, which reduced the cost basis of such impaired note. As of September 30, 2012, such estimated impairment remained unchanged.

At September 30, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$43,913	$(1,804)	$(7,189)	$34,920
Net investment in direct financing leases	14,995	40	(1,475)	13,560
Assets held for sale or lease, net	1,121	(444)	—	677
Initial direct costs, net of accumulated amortization of $359 at September 30, 2012 and $526 at December 31, 2011	221	—	(91)	130
Total	$60,250	$(2,208)	$(8,755)	$49,287

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $28 thousand and $44 thousand for the respective three months ended September 30, 2012 and 2011, and $91 thousand and $160 thousand for the respective nine months ended September 30, 2012 and 2011 (See Note 3).

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended September 30, 2012, the Company deemed certain lease equipment to be impaired and accordingly, recorded fair value adjustments of $338 thousand which reduced the cost basis of the impaired equipment. Year-to-date, the Company had recorded fair value adjustments totaling $430 thousand relative to impaired equipment. By comparison, the Company recorded $124 thousand and $224 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease assets during the three and nine months ended September 30, 2011, respectively.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $2.1 million and $3.0 million for the respective three months ended September 30, 2012 and 2011, and was approximately $7.2 million and $9.8 million for the respective nine months ended September 30, 2012 and 2011, respectively.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of September 30, 2012 and December 31, 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications, Dispositions and Impairment Losses	Balance September 30, 2012
Transportation, rail	$28,286	$—	$1,300	$29,586
Transportation, other	28,829	—	(1,075)	27,754
Materials handling	24,032	—	(8,150)	15,882
Manufacturing	8,302	—	—	8,302
Construction	4,808	—	—	4,808
Aircraft	4,732	—	(341)	4,391
Logging & lumber	4,125	—	(66)	4,059
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	(824)	685
Data processing	937	—	(166)	771
Research	368	—	(368)	—
	108,374	—	(9,690)	98,684
Less accumulated depreciation	(64,461)	(7,189)	7,886	(63,764)
Total	$43,913	$(7,189)	$(1,804)	$34,920

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both September 30, 2012 and December 31, 2011. There were no operating leases placed in non-accrual status as of September 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of September 30, 2012 and December 31, 2011, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total minimum lease payments receivable	$18,962	$22,900
Estimated residual values of leased equipment (unguaranteed)	3,762	3,805
Investment in direct financing leases	22,724	26,705
Less unearned income	(9,164)	(11,710)
Net investment in direct financing leases	$13,560	$14,995

There were no direct financing leases placed in non-accrual status as of September 30, 2012 and December 31, 2011.

At September 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2012	$2,420	$1,316	$3,736
Year ending December 31, 2013	7,783	4,865	12,648
2014	4,693	4,602	9,295
2015	1,963	4,478	6,441
2016	515	3,699	4,214
2017	489	2	491
Thereafter	119	—	119
	$17,982	$18,962	$36,944

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$319	$362	$1,242	$1,095
Asset management fees to Managing Member and/or affiliates	145	59	619	540
Acquisition and initial direct costs paid to Managing Member	—	96	—	304
	$464	$517	$1,861	$1,939

7. Non-recourse debt:

At September 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.71% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $20.2 million over the remaining lease terms; and the carrying value of the pledged assets is $15.9 million. The notes mature at various dates from 2012 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2012	$1,335	$294	$1,629
Year ending December 31, 2013	4,689	954	5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
2016	3,743	133	3,876
2017	178	1	179
	$18,166	$2,471	$20,637

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in September 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of September 30, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	September 30, 2012	December 31, 2011
Total amount available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,025)	(7,476)
Total remaining available under the working capital, acquisition and warehouse facilities	$58,975	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $15.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $32.7 million, 0.68 to 1, and 11.91 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both September 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the acquisition facility. During the first quarter of 2012, the Company borrowed and repaid $500 thousand. There were no borrowings subsequent to the first quarter of 2012. The weighted average rate on borrowings was 3.16% during the first nine months of 2012. There were no borrowings outstanding during the first nine months of 2011.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of September 30, 2012, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC, ATEL 14, LLC and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $1.5 million.

9. Receivables funding program:

As of September 30, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $4.2 million and $7.7 million outstanding under the RF Program at September 30, 2012 and December 31, 2011, respectively. During the three months ended September 30, 2012 and 2011, the Company paid program fees, as defined in the receivables funding agreement, totaling $4 thousand and $11 thousand, respectively. Such program fees paid amounted to $19 thousand and $37 thousand during the respective nine months ended September 30, 2012 and 2011. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of September 30, 2012, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $4.2 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.24%. As of December 31, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $7.7 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.25%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Receivables funding program: - (continued)

fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

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

At September 30, 2012 and December 31, 2011, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2012	Notional Balance September 30, 2012	Swap Value September 30, 2012	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$278	$278	$(4)	5.15%
July 2, 2007	7,222	183	183	(7)	5.39%
September 19, 2007	6,874	588	588	(22)	4.83%
January 15, 2008	10,018	461	461	(10)	3.58%
March 27, 2008	5,410	1,343	1,343	(38)	3.21%
May 16, 2008	10,194	1,133	1,133	(26)	3.69%
May 28, 2008	5,470	174	174	(4)	3.49%
	$57,553	$4,160	$4,160	$(111)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2011	Notional Balance December 31, 2011	Swap Value December 31, 2011	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$994	$994	$(27)	5.15%
July 2, 2007	7,222	272	272	(15)	5.39%
September 19, 2007	6,874	1,025	1,025	(45)	4.83%
January 15, 2008	10,018	885	885	(25)	3.58%
March 27, 2008	5,410	2,024	2,024	(66)	3.21%
May 16, 2008	10,194	2,098	2,098	(62)	3.69%
May 28, 2008	5,470	368	368	(9)	3.49%
	$57,553	$7,666	$7,666	$(249)

At September 30, 2012, the minimum principal repayment schedule under the Program is as follows (in thousands):

Three months ending December 31, 2012	$852
Year ending December 31, 2013	2,528
2014	780
$4,160

At September 30, 2012, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $4.7 million at their discounted present value. During the three months ended September 30, 2012 and 2011, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 5.37% and 5.04%, respectively. During the nine months ended September 30, 2012 and 2011, the weighted average interest rates were 5.45% and 4.90%, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of September 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At September 30, 2012, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2012 and December 31, 2011. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to AFS during the three months ended September 30, 2011 to bring AFS’s ending capital account balance to zero.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Distributions declared	$—	$2,795	$3,493	$8,389
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$0.20	$0.25	$0.60

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

At September 30, 2012 and December 31, 2011, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. During the first nine months of 2012 and 2011, the Company recorded non-recurring adjustments to reflect the fair value of impaired lease and off-lease assets, notes receivable and investment securities. Amounts at September 30, 2012 and December 31, 2011 reflect the fair value of the then existing impaired assets.

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

Impaired lease and/or off-lease equipment

During the third quarter of 2012, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $338 thousand to reduce the cost basis of the equipment. Such fair value adjustments were in addition to those recorded to off-lease equipment during the first half of 2012 totaling $92 thousand. The adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During the three and nine months ended September 30, 2011, the Company recorded non–recurring fair value adjustments totaling $124 thousand and $224 thousand, respectively, to reduce the cost basis of certain impaired lease and off-lease equipment. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy. An additional $36 thousand of fair value adjustments were recorded through December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. During the first nine months of 2012, the Company recorded $36 thousand of adjustments to reflect the fair value of two impaired notes, all of which were recorded during the first half of the year. The Company originally deemed one of the notes impaired in 2011 and had previously recorded $3 thousand of adjustments through December 2011. Such adjustments were non-recurring and were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the first six months of 2012, the Company recorded fair value adjustments totaling $29 thousand which reduced the cost basis of two impaired investment securities. The adjustments reflected an approximate 66% reduction in valuation for one investment as determined by investee cash burn and potential necessity for additional venture investors, and a 78% decrease in valuation of the second investment based on subsequent price of unit sale. There were no additional adjustments recorded on the aforementioned impaired securities during the third quarter of 2012.

During the first nine months of 2011, such fair value adjustments totaled $96 thousand all of which was recorded during the first quarter of 2011. The non-recurring fair value adjustments reflected an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. There was no incremental impairment to investment securities through December 31, 2011.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy for all measurement periods due to the significant inputs that are unobservable in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease assets	$204	$—	$—	$204
Impaired notes receivable, net	74	—	—	74
Impaired investment securities	10	—	—	10
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$111	$—	$111	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$115	$—	$—	$115
Impaired notes receivable, net	22	—	—	22
Impaired investment securities	8	—	—	8
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$249	$—	$249	$—

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

The following table presents a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,733	$4,733	$—	$—	$4,733
Notes receivable, net	916	—	—	916	916
Investment in securities	73	—	—	73	73
Financial liabilities:
Non-recourse debt	18,166	—	—	19,090	19,090
Borrowings	4,160	—	—	4,160	4,160
Interest rate swap contracts	111	—	111	—	111

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,082	$1,082
Notes receivable	1,268	1,268
Investment in securities	70	70
Financial liabilities:
Non-recourse debt	21,851	22,962
Borrowings	7,666	7,666
Interest rate swap contracts	249	249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, releasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL Capital Equipment Fund X, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in August 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in March 2005. During 2005, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment. Throughout the Reinvestment Period, which ended on December 31, 2011, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations.

The Company may continue until December 31, 2022. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Company had net income of $2.2 million and $966 thousand for the three months ended September 30, 2012 and 2011, respectively. The results for the third quarter of 2012 reflect the combination of a reduction in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2012 increased by $236 thousand, or 4%, as compared to the prior year period. The increase in total revenues was primarily a result of a gain from the settlement of a lease asset casualty claim, and increases in gains realized on sales of lease assets and early termination of notes, and in other revenue. Such increases in revenues were partially offset by reductions in revenues from both direct financing and operating leases.

The gain realized on the settlement of a lease asset casualty claim totaled $350 thousand. Such claim was relative to a total loss on a leased helicopter. Gains realized on sales of lease assets and early termination notes increased by $186 thousand largely due to a period over period increase in volume and a change in the mix of assets sold; and, other revenue increased by $70 thousand as a result of additional billings for excess wear and tear on returned equipment.

Partially offsetting the aforementioned increases in revenue were decreases in direct financing and operating lease revenues totaling $183 thousand and $174 thousand, respectively. The decrease in direct financing lease revenues was largely due to run-off of the portfolio coupled with an early termination of a significant lease during the first quarter of 2012; and, the decrease in operating lease revenues was primarily a result of continued run-off and dispositions of lease assets.

Expenses

Total expenses for the third quarter of 2012 decreased by $1.0 million, or 23%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, other expense and acquisition expense offset, in part, by an increase in impairment losses on equipment.

The decrease in depreciation expense totaled $908 thousand and was largely a result of run-off and sales of lease assets. Interest expense was lower by $151 thousand largely due to an approximate $9.8 million decrease in outstanding borrowings since September 30, 2011. In addition, other expense decreased by $115 thousand primarily due to lower railcar maintenance costs, as the prior year period amount included costs associated with preparing certain railcars for re-leasing, and lower property taxes. Acquisition expense was reduced by $88 thousand due to a period over period decrease in lease origination activities consistent with a Fund in liquidation.

Partially offsetting the aforementioned decreases in expenses was a $214 thousand increase in impairment losses on equipment. The increase in impairment losses reflects third quarter 2012 adjustments made to certain leased and off-lease equipment, including certain materials handling equipment and vehicles, deemed impaired by the Company. During the same period, the secondary market for certain materials handling equipment and vehicles deteriorated, and the reduced estimated realizable secondary market values for such items of the Company’s leased and off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the low demand for these types of assets. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group.

Other income, net

The Company recognized other income, net totaling $82 thousand and $97 thousand for the three months ended September 30, 2012 and 2011, respectively. The decrease in other income, net was a result of a $35 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts partially offset by a $20 thousand favorable change in foreign currency translation transactions.

The decrease in the value of the interest rate swaps was mostly driven by the continued lower interest rate environment which unfavorably impacts the Company as the fixed rate payer in the swap contracts.

The favorable change in foreign currency translation transactions was primarily due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Company had net income of $5.2 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively. The results for the first nine months of 2012 reflect the combination of a reduction in total operating expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2012 decreased by $933 thousand, or 5%, as compared to the prior year period. The decrease was primarily a result of lower revenues from both direct financing and operating leases, and gain recognized on sales of lease assets and early termination of notes. Such decreases in revenues were partially offset by a gain from the settlement of lease asset casualty and an increase in other revenue.

The decrease in direct financing lease revenues totaled $634 thousand and was largely due to run-off of the portfolio coupled with an early termination of a significant lease during the first quarter of 2012. Likewise, operating lease revenues decreased by $587 thousand primarily as a result of continued run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes decreased by $140 thousand largely due to a period over period change in the mix of assets sold.

Partially offsetting the aforementioned decreases in revenues was a $350 thousand gain realized on settlement of a casualty claim relative to a total loss on a leased helicopter. In addition, other revenue increased by $123 thousand as a result of additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for the first nine months of 2012 decreased by $3.2 million, or 22%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, acquisition expense, and other expense offset, in part, by increases in impairment losses on equipment and cost reimbursements to AFS.

The decrease in depreciation expense totaled $2.6 million and was largely a result of run-off and sales of lease assets. Interest expense was reduced by $450 thousand largely due to an approximate $9.8 million decline in outstanding borrowings since September 30, 2011. Acquisition expense was lower by $293 thousand due to a period over period decrease in lease origination activities consistent with a Fund in liquidation; and, other expense declined by $150 thousand primarily as a result of lower railcar maintenance costs, property taxes, freight and shipping, and postage costs during the current year period.

Partially offsetting the aforementioned decreases in expenses were increases in impairment losses on equipment and in cost reimbursements to AFS totaling $206 thousand and $147 thousand, respectively. The increase in impairment losses on equipment was largely due to incremental fair value adjustments recorded during the third quarter of 2012 relative to certain leased and off-lease equipment, including certain materials handling equipment and vehicles, deemed impaired by the Company. Cost reimbursements to AFS increased as a result of the billing and payment of expenses previously deferred on the basis of an annual limitation on costs reimbursable to the Managing Member as defined in the Limited Liability Company Operating Agreement, as amended.

Other income, net

The Company recognized other income, net totaling $170 thousand and $117 thousand for the nine months ended September 30, 2012 and 2011, respectively. The increase in other income, net was a result of a $165 thousand favorable change in foreign currency translation transactions offset, in part, by a $112 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The favorable change in foreign currency translation transactions was primarily due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The decrease in the value of the interest rate swaps was mostly driven by the continued lower interest rate environment which unfavorably impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $4.7 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$3,919	$3,315	$11,810	$12,395
Investing activities	1,742	(3,186)	4,219	(1,491)
Financing activities	(6,011)	(5,748)	(12,378)	(17,969)
Net (decrease) increase in cash and cash equivalents	$(350)	$(5,619)	$3,651	$(7,065)

The three months ended September 30, 2012 versus the three months ended September 30, 2011

During the three months ended September 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.1 million and $710 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three month periods ended September 30, 2012 and 2011.

During the same comparative periods, cash was used to pay distributions to both the Other Members and the Managing Member, totaling $3.8 million and $3.0 million. Cash was also used to pay down $2.2 million and $2.7 million of debt for the respective three months ended September 30, 2012 and 2011. During the prior year period, cash was also used to purchase lease assets amounting to $4.5 million.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

During the nine months ended September 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $2.4 million and $3.6 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective nine months ended September 30, 2012 and 2011, and utilized borrowings totaling $500 thousand during the current year period.

During the same comparative periods, cash was used to pay down $7.7 million and $8.9 million of debt. Cash was also used to pay distributions to both the Other Members and the Managing Member, totaling $5.2 million and $9.1 million for the nine months ended September 30, 2012 and 2011, respectively. During the prior year period, the Company used $7.1 million to purchase lease assets.

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

Receivable funding program

In addition to the Credit Facility, as of September 30, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of September 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $32.7 million, 0.68 to 1, and 11.91 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with GAAP. The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2012 (in thousands):

Net income – GAAP basis	$6,670
Interest expense	1,805
Depreciation of operating lease assets	10,156
Amortization of initial direct costs	132
Impairment losses on equipment	466
Provision for credit losses	19
Provision for losses on investment in securities	29
Change in fair value of interest rate swap contracts	(218)
Principal payments received on direct financing leases	2,020
Principal payments received on notes receivable	410
EBITDA (for Credit Facility financial covenant calculation only)	$21,489

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

Non-Recourse Long-Term Debt

As of September 30, 2012 and December 31, 2011, the Company had non-recourse long-term debt totaling $18.2 million and $21.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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