Form 10-K
period 2012-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2013-03-15
CIK 1186258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-50687

ATEL Capital Equipment Fund X, LLC

(Exact name of registrant as specified in its charter)

California	68-0517690
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 13,971,486.

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

As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2012. As of December 31, 2012, 13,971,486 Units remain issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ended on December 31, 2011 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2012, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction was determined by, among other things, the credit of the lessee, the terms of the lease, the nature of the equipment and the condition of the money market. There was no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However, the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company has borrowed amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions. There can be no assurance that such financing will continue to be available to the Company in the future.

The Company also incurred long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expected that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate, and sought to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2012 and 2011, the amount of such securitized borrowings was $3.3 million and $7.7 million, respectively.

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

Narrative Description of Business

The Company has acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It was the intention of AFS that a majority of the aggregate purchase price of equipment would represent equipment leased under operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Company has only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2012, the Company had purchased equipment with a total acquisition price of $193.8 million. The Company also had net investments in notes receivable of which $819 thousand remained outstanding at December 31, 2012.

The Company’s objective has been to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investors Service of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2012, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.2 million or 16% during the year. During 2011, the same lessee generated approximately $3.5 million or 16% of the Company’s total leasing and lending revenues.

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

AFS limited the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal. The Company has no full time employees. AFS’ employees provide the services the Company requires to effectively operate. The costs of these services are reimbursed by the Company to AFS per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2012 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$49,467	25.52%
Transportation, other	37,956	19.58%
Transportation, rail	32,123	16.57%
Mining equipment	30,020	15.49%
Manufacturing	15,946	8.23%
Construction	13,059	6.74%
Logging and lumber	4,728	2.44%
Petro/natural gas	2,446	1.26%
Other	8,068	4.17%
	$193,813	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$38,670	19.95%
Transportation, other	25,019	12.91%
Manufacturing	20,502	10.58%
Transportation, rail	16,809	8.67%
Paper products	13,570	7.00%
Wholesale	12,887	6.65%
Retail	12,650	6.53%
Wood/Lumber products	12,331	6.36%
Health services	11,474	5.92%
Minerals/Metal products	7,200	3.71%
Food products	6,129	3.16%
Industrial machinery	6,020	3.11%
Construction	5,368	2.77%
Other	5,184	2.68%
	$193,813	100.00%

From inception to December 31, 2012, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$28,526	$6,968	$27,679
Construction	8,864	3,847	9,302
Transportation, other	7,834	1,067	8,264
Manufacturing	6,978	1,549	8,264
Mining equipment	6,009	2,506	5,235
Transportation, rail	670	692	213
Other	4,457	986	4,152
	$63,338	$17,615	$63,109

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets are expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2012 and 2011, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company has financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2012 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$8,423	45.87%
Aviation	2,680	14.60%
Storage facility	2,503	13.63%
Manufacturing	950	5.17%
Furniture/Fixtures	499	2.72%
Research	182	1.00%
Other	3,124	17.01%
	$18,361	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Business services	$5,138	27.98%
Communications	3,472	18.90%
Manufacturing	3,086	16.80%
Health services	2,708	14.75%
Air transportation	2,680	14.60%
Electronics	778	4.24%
Other	499	2.73%
	$18,361	100.00%

From inception to December 31, 2012, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$8,423	$2,182	$7,121
Manufacturing	950	19	1,233
Aviation	536	440	731
Furniture/Fixtures	499	82	493
Research	182	—	210
Other	2,810	826	2,367
	$13,400	$3,549	$12,155

For further information regarding the Company’s notes receivable portfolio as of December 31, 2012, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 3,293 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2012. AFS estimates the Company’s per unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2012 valuation date. As of December 31, 2012, the value of the Company’s assets, calculated on this basis, was approximately $4.97 per Unit.

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

The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The Company made semi-annual distributions in 2012 at a rate of $0.25 per Unit at June 30, 2012 and $0.50 per Unit at December 31, 2012. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. During 2011, the Company paid monthly distributions at a rate of $0.0667 per Unit for the period from January through December 2011. The rate for each of the quarterly distributions paid in 2011 was $0.20 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2012	2011
Net income per Unit, based on weighted average Units outstanding	$0.43	$0.24
Return of investment	0.32	0.56
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.75	0.80
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.75	$0.80

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2012	2011
Transportation	31%	28%
Mining	19%	17%
Manufacturing	18%	21%

During 2012 and 2011, one lessee (The Sabine Mining Company) generated 16% of the Company’s total leasing and lending revenues. No other lessee generated more than 10% of the Company’s total leasing and lending revenues in both 2012 and 2011. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2003 through 2011. The utilization percentage of existing assets under lease was 92% and 93% as of December 31, 2012 and 2011, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2012 and 2011, the Company had exceeded such limitations by $362 thousand and $213 thousand, respectively. (See Note 7 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2012 versus 2011

The Company had net income of $6.9 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively. The results for 2012 reflect the combination of a reduction in total operating expenses and a decrease in total revenues when compared to prior year.

Revenues

Total revenues for 2012 decreased by $2.1 million, or 9%, as compared to prior year. The decrease was primarily a result of lower revenues from both operating and direct financing leases, and gain recognized on sales of lease assets and early termination of notes offset, in part, by a gain from the settlement of a lease asset casualty and an increase in other revenue.

The decrease in operating lease revenues totaled $1.6 million and was largely a result of continued run-off and disposition of lease assets. Likewise, direct financing lease revenues decreased by $782 thousand primarily due to run-off of the portfolio coupled with an early termination of a significant lease during the first quarter of 2012. Gain on sales of lease assets and early termination of notes decreased by $103 thousand largely due to a period over period change in the mix of assets sold.

Partially offsetting the aforementioned decreases in revenues was a $350 thousand gain realized on settlement of a casualty claim relative to a total loss on a leased helicopter. In addition, other revenue increased by $59 thousand as a result of additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for 2012 decreased by $4.6 million, or 24%, as compared to prior year. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, acquisition expense, other expense and the provision for credit losses. Such decreases in expenses were partially offset by increases in asset management fees to AFS and in impairment losses on equipment.

The decrease in depreciation expense totaled $3.8 million and was largely a result of run-off and sales of lease assets. Interest expense was reduced by $576 thousand largely due to an approximate $9.4 million decline in outstanding borrowings since December 31, 2011; and, acquisition expense was lower by $344 thousand due to a year over year decrease in lease origination activities consistent with a Fund in liquidation. Moreover, other expense declined by $156 thousand primarily due to an offsetting property tax settlement received during the fourth quarter of 2012 and lower current year freight and shipping, property taxes, insurance and postage costs partially offset by increased bank charges and railcar maintenance costs. Finally, the net provision for credit losses decreased by $102 thousand largely due to a year over year increase in recovery of amounts previously reserved.

Partially offsetting the aforementioned decreases in expenses were increases in asset management fees paid to AFS and in impairment losses on equipment totaling $222 thousand and $170 thousand, respectively. The increase in asset management fees paid to AFS was largely due to a year over year increase in cash from operations as defined in the Operating Agreement. Such definition is inclusive of considerations for purchases of lease assets and debt service. Impairment losses on equipment increased as a result of incremental fair value adjustments recorded during 2012 relative to certain leased and off-lease equipment, including certain materials handling equipment and vehicles, deemed impaired by the Company.

Other income, net

The Company recognized other income, net totaling $206 thousand and $185 thousand for the years ended December 31, 2012 and 2011, respectively. The $21 thousand increase in other income, net was a result of a $178 thousand favorable change in foreign currency translation transactions offset, in part, by a $157 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

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

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $8.6 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$15,849	$16,322
Investing activities	6,278	(456)
Financing activities	(14,574)	(23,577)
Net increase (decrease) in cash and cash equivalents	$7,553	$(7,711)

2012 versus 2011

During 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $3.4 million and $4.2 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective years ended December 31, 2012 and 2011. In addition, the Fund received $440 thousand of proceeds from the settlement of a casualty claim relative to a total loss on a leased helicopter and utilized borrowings totaling $500 thousand during the current year.

During the same comparative years, cash was used to pay distributions to both the Other Members and the Managing Member, totaling $5.2 million and $12.1 million. Cash was also used to pay down $9.9 million and $11.5 million of debt during 2012 and 2011, respectively. During 2011, the Company used $7.3 million to purchase lease assets.

Revolving credit facility

Effective as of December 31, 2012, the Company’s participation in a revolving credit facility with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 31, 2012, the Company participated with AFS and certain of its affiliates in a revolving credit facility comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders.

Receivable funding program

As of December 31, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds blanket liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of December 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

Material financial covenants

Under the RF Program, the Company is required to maintain a specific tangible net worth and leverage ratio, and to comply with other terms expressed in the RF Program, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of December 31, 2012, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 1.25 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $26.8 million and 0.76 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all such material financial covenants.

Events of default, cross-defaults, recourse and security

The terms of the RF Program include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of the RF Program should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the RF Program. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

Non-Recourse Long-Term Debt

As of December 31, 2012 and 2011, the Company had non-recourse long-term debt totaling $16.8 million and $21.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2012 and 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$8,635	$1,082
Accounts receivable, net of allowance for doubtful accounts of $27 at December 31, 2012 and $112 at December 31, 2011	749	890
Notes receivable, net of unearned interest income of $114 and allowance for credit losses of $39 as of December 31, 2012 and unearned interest income of $210 and allowance for credit losses of $3 as of December 31, 2011	819	1,268
Due from Managing Member	—	8
Prepaid expenses and other assets	126	40
Investment in securities	65	70
Investments in equipment and leases, net of accumulated depreciation of $64,713 at December 31, 2012 and $70,135 at December 31, 2011	46,057	60,250
Total assets	$56,451	$63,608
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$947	$—
Accrued distributions to Other Members	6,986	1,313
Other	846	530
Accrued interest payable	91	132
Interest rate swap contracts	76	249
Deposits due lessees	52	52
Non-recourse debt	16,831	21,851
Receivables funding program obligation	3,308	7,666
Unearned operating lease income	618	681
Total liabilities	29,755	32,474
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	26,696	31,134
Total Members’ capital	26,696	31,134
Total liabilities and Members’ capital	$56,451	$63,608

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$16,098	$17,661
Direct financing leases	3,411	4,193
Interest on notes receivable	95	127
Gain on sales of lease assets and early termination of notes	895	998
Gain from settlement of lease asset casualty	350	—
Gain on sales or dispositions of securities	8	72
Unrealized gain on net exercise of warrants	31	—
Other interest	21	4
Other	253	194
Total revenues	21,162	23,249
Expenses:
Depreciation of operating lease assets	9,040	12,793
Asset management fees to Managing Member	1,029	807
Acquisition expense	—	344
Cost reimbursements to Managing Member	1,264	1,264
Amortization of initial direct costs	111	201
Interest expense	1,541	2,117
Impairment losses on equipment	430	260
(Reversal of) provision for credit losses	(49)	53
Provision for losses on investment in securities	36	96
Professional fees	202	202
Franchise fees and taxes	118	85
Outside services	72	65
Other	683	839
Total operating expenses	14,477	19,126
Other income, net	206	185
Net income	$6,891	$4,308
Net income:
Managing Member	$850	$906
Other Members	6,041	3,402
	$6,891	$4,308
Net income per Limited Liability Company Unit (Other Members)	$0.43	$0.24
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	13,971,486	$38,916	$—	$38,916
Distributions to Other Members ($0.80 per Unit)	—	(11,184)	—	(11,184)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	3,402	906	4,308
Balance December 31, 2011	13,971,486	31,134	—	31,134
Distributions to Other Members ($0.75 per Unit)	—	(10,479)	—	(10,479)
Distributions to Managing Member	—	—	(850)	(850)
Net income	—	6,041	850	6,891
Balance December 31, 2012	13,971,486	$26,696	$—	$26,696

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(In Thousands)

	2012	2011
Operating activities:
Net income	$6,891	$4,308
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(895)	(998)
Gain from settlement of lease asset casualty	(350)	—
Depreciation of operating lease assets	9,040	12,793
Amortization of initial direct costs	111	201
Impairment losses on equipment	430	260
(Reversal of) provision for credit losses	(49)	53
Provision for losses on investment in securities	36	96
Change in fair value of interest rate swap contracts	(173)	(330)
Gain on sale of securities	(8)	(72)
Unrealized gain on net exercise of warrants	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	226	926
Prepaid expenses and other assets	(86)	40
Accounts payable, Managing Member	495	(145)
Accounts payable, other	316	(155)
Accrued interest payable	(41)	(17)
Deposits due lessees	—	(38)
Unearned operating lease income	(63)	(600)
Net cash provided by operating activities	15,849	16,322
Investing activities:
Purchases of equipment on operating leases	—	(7,261)
Purchases of equipment and improvements on direct financing leases	—	(34)
Proceeds from sales of lease assets and early termination of notes	3,446	4,171
Proceeds due from settlement of lease asset casualty	440	—
Payments of initial direct costs	—	(33)
Principal payments received on direct financing leases	1,972	2,128
Principal payments received on notes receivable	412	432
Proceeds from sale of investment securities	8	141
Net cash provided by (used in) investing activities	6,278	(456)
Financing activities:
Borrowings under acquisition facility	500	—
Repayments under acquisition facility	(500)	—
Repayments under non-recourse debt	(5,020)	(4,630)
Repayments under receivables funding program	(4,358)	(6,857)
Distributions to Other Members	(4,806)	(11,184)
Distributions to Managing Member	(390)	(906)
Net cash used in financing activities	(14,574)	(23,577)
Net increase (decrease) in cash and cash equivalents	7,553	(7,711)
Cash and cash equivalents at beginning of year	1,082	8,793
Cash and cash equivalents at end of year	$8,635	$1,082
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,582	$2,272
Cash paid during the year for taxes	$103	$87
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at year-end	$566	$106
Distributions declared and payable to Other Members at year-end	$6,986	$1,313

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2012. As of December 31, 2012, 13,971,486 Units remain issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ended on December 31, 2011 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2012, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2012 and 2011, and long-lived tangible assets as of December 31, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$19,560	92%	$21,802	94%
Canada	863	4%	488	2%
United Kingdom	739	4%	959	4%
Total International	1,602	8%	1,447	6%
Total	$21,162	100%	$23,249	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

	As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$43,068	94%	$55,822	93%
Canada	2,581	5%	3,395	5%
United Kingdom	408	1%	1,033	2%
Total International	2,989	6%	4,428	7%
Total	$46,057	100%	$60,250	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During 2012, the Company recorded fair value adjustments totaling $36 thousand to reduce the cost basis of certain investments deemed impaired. Such fair value adjustments totaled $96 thousand during 2011, all of which were recorded during the first quarter of 2011. Gains recognized on sales or dispositions of securities totaled $8 thousand and $23 thousand during 2012 and 2011, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2012 and 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2012, the Company recorded $31 thousand of unrealized gains relative to the conversion of warrants associated with shares of a venture company. There were no unrealized gains recorded during 2011. Gains and/or losses recognized on the net exercise of certain warrants were nominal during 2012. Such realized gains amounted to $49 thousand during 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2012 and 2011, the related provision for state income taxes was approximately $118 thousand and $85 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 (in thousands):

	2012	2011
Financial statement basis of net assets	$26,696	$31,134
Tax basis of net assets (unaudited)	22,641	20,503
Difference	$4,055	$10,631

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net income per financial statements	$6,891	$4,308
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,389)	(2,826)
Provision for losses and doubtful accounts	(86)	50
Adjustments to revenues/other expenses	503	355
Adjustments to gain on sales of assets	708	708
Other	1,706	1,057
Income per federal tax return (unaudited)	$7,333	$3,652

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Foreign currency gain (loss)	$33	$(145)
Change in fair value of interest rate swap contracts	173	330
Total	$206	$185

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2012	2011
Transportation	31%	28%
Mining	19%	17%
Manufacturing	18%	21%

During 2012 and 2011, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.2 million and $3.5 million during 2012 and 2011, respectively, which represented 16% of total leasing and lending revenues for both years.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 36 to 120 months and bear interest at rates ranging from 8.42% to 11.78%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016.

The Company had no notes in non-accrual status at December 31, 2012. By comparison, a note with a net investment value of $21 thousand was in non-accrual status at December 31, 2011.

The note in non-accrual status at December 31, 2011 was originally placed in non-accrual status in 2010, at which time its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. As of December 31, 2012, the aforementioned note reflects a principal balance outstanding of $12 thousand. Through December 31, 2012, the Company had accumulated $12 thousand of fair value adjustments relative to the same note of which $3 thousand was recorded in 2011.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, such estimated impairment remained unchanged. During the third quarter, all past due amounts on this note were received bringing it current at September 30, 2012. The note was returned to accrual status effective October 1, 2012. As of December 31, 2012, the note reflects a principal balance outstanding of $86 thousand.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2012, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2013	$396
2014	221
2015	166
2016	188
971
Less: portion representing unearned interest income	(114)
857
Unamortized initial direct costs	1
Less: Reserve for impairment	(39)
Notes receivable, net	$819

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
IDC amortization – notes receivable	$1	$1
IDC amortization – lease assets	110	200
Total	$111	$201

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$25	$—	$37	$—	$—	$62
(Reversal of provision) Provision	(25)	10	65	3	—	53
Balance December 31, 2011	—	10	102	3	—	115
(Reversal of provision) Provision	—	—	(85)	36	—	(49)
Balance December 31, 2012	$—	$10	$17	$39	$—	$66

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

As of December 31, 2012 and 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$39	$—	$39
Ending balance: individually evaluated for impairment	$39	$—	$39
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$858[1]	$13,091[2]	$13,949
Ending balance: individually evaluated for impairment	$858	$13,091	$13,949
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.
[2]	Includes $24 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$3	$—	$3
Ending balance: individually evaluated for impairment	$3	$—	$3
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,271[3]	$15,038[4]	$16,309
Ending balance: individually evaluated for impairment	$1,271	$15,038	$16,309
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $2 of unamortized initial direct costs.
[4]	Includes $43 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2012 and 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2012	2011	2012	2011
Pass	$85	$169	$13,046	$14,922
Special mention	772	1,100	21	73
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$857	$1,269	$13,067	$14,995

As of December 31, 2012 and 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	59	98	39	99	14
Total	$59	$98	$39	$99	$14

	Impaired Loans
At December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	21	24	3	24	—
Total	$21	$24	$3	$24	$—

At December 31, 2012 and 2011, the investment in financing receivables is aged as follows (in thousands):

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$857	$857	$—
Finance leases	—	—	—	—	13,067	13,067	—
Total	$—	$—	$—	$—	$13,924	$13,924	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,269	$1,269	$—
Finance leases	36	—	1	37	14,958	14,995	1
Total	$36	$—	$1	$37	$16,227	$16,264	$1

As discussed in Note 4, the Company had no notes in non-accrual status as of December 31, 2012. By comparison, a note with a net investment amount of $21 thousand was in non-accrual status as of December 31, 2011. The note in non-accrual status at December 31, 2011 was considered impaired relative to its payment terms. Just prior to the end

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. Through December 31, 2012, the Company had accumulated $12 thousand of fair value adjustments to reflect the fair value of the aforementioned note.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand, which reduced the cost basis of such impaired note. As of December 31, 2012, such estimated impairment remained unchanged. During the third quarter, all past due amounts on this note were received bringing it current at September 30, 2012. The note was returned to accrual status effective October 1, 2012.

At December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2011, certain net investments in financing receivables, with related accounts receivable past due more than 90 days, were still on an accrual basis based upon management’s assessment of the collectability of such receivables. However, the related accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$43,913	$(3,885)	$(9,040)	$30,988
Net investment in direct financing leases	14,995	44	(1,972)	13,067
Assets held for sale or lease, net	1,121	770	—	1,891
Initial direct costs, net of accumulated amortization of $339 at December 31, 2012 and $526 at December 31, 2011	221	—	(110)	111
Total	$60,250	$(3,071)	$(11,122)	$46,057

Additions to net investment in operating lease assets are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $110 thousand and $200 thousand for the years ended December 31, 2012 and 2011, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2012 and 2011, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments totaling $430 thousand and $260 thousand for the years ended December 31, 2012 and 2011, respectively, which reduced the cost basis of the assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $9.0 million and $12.8 million for 2012 and 2011, respectively.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of December 31, 2012 and 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2012
Transportation, rail	$28,286	$—	$6	$28,292
Transportation, other	28,829	—	(5,834)	22,995
Materials handling	24,032	—	(9,529)	14,503
Manufacturing	8,302	—	—	8,302
Aircraft	4,732	—	(341)	4,391
Construction	4,808	—	(1,597)	3,211
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,509	—	(369)	1,140
Logging & lumber	4,125	—	(3,877)	248
Research	368	—	(166)	202
Data processing	937	—	(824)	113
	108,374	—	(22,531)	85,843
Less accumulated depreciation	(64,461)	(9,040)	18,646	(54,855)
Total	$43,913	$(9,040)	$(3,885)	$30,988

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both December 31, 2012 and 2011. There were no operating leases placed in non-accrual status as of December 31, 2012 and 2011.

Direct financing leases:

As of December 31, 2012 and 2011, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Total minimum lease payments receivable	$17,667	$22,900
Estimated residual values of leased equipment (unguaranteed)	3,755	3,805
Investment in direct financing leases	21,422	26,705
Less unearned income	(8,355)	(11,710)
Net investment in direct financing leases	$13,067	$14,995

There were no direct financing leases placed in non-accrual status as of December 31, 2012 and 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

At December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2013	$7,800	$4,870	$12,670
2014	4,657	4,608	9,265
2015	1,963	4,484	6,447
2016	515	3,703	4,218
2017	489	2	491
Thereafter	119	—	119
	$15,543	$17,667	$33,210

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

During the years ended December 31, 2012 and 2011, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$1,264	$1,264
Asset management fees to Managing Member and/or affiliates	1,029	807
Acquisition and initial direct costs paid to Managing Member	—	356
	$2,293	$2,427

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $362 thousand and $213 thousand excess reimbursable administrative expenses at December 31, 2012 and 2011, respectively.

8. Non-recourse debt:

At December 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.71% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $18.6 million over the remaining lease terms; and the carrying value of the pledged assets is $15.1 million. The notes mature at various dates from 2013 through 2017.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2013	$4,689	$954	$5,643
2014	4,013	679	4,692
2015	4,208	410	4,618
2016	3,743	133	3,876
2017	178	1	179
	$16,831	$2,177	$19,008

9. Borrowing facilities:

Effective as of December 31, 2012, the Company’s participation in a revolving credit facility (the “Credit Facility”) with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 31, 2012, the Company participated with AFS and certain of its affiliates in the Credit Facility comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility was for an amount up to $60 million and included certain financial covenants. The interest rate on the Credit Facility was based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-priced daily. Principal amounts of loans made under the Credit Facility that were prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

The Company had no outstanding borrowings under the Acquisition Facility as of December 31, 2012 and 2011. Likewise, there were no borrowings under the Warehouse Facility at December 31, 2012. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility of which the Company’s maximum obligation

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

approximated $1.5 million. The Company’s maximum obligation at December 31, 2011 represented the Company’s “pro-rata share” of the outstanding warehouse borrowings calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate.

10. Receivables funding program:

As of December 31, 2012, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $3.3 million and $7.7 million outstanding under the RF Program at December 31, 2012 and 2011, respectively. During 2012 and 2011, the Company paid program fees, as defined in the receivables funding agreement, totaling $23 thousand and $46 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of December 31, 2012, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $3.3 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.24%. As of December 31, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $7.7 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.24%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with respect to the priority and the sharing of collateral pools of the Company, including the Credit Facility described in Note 9 above. Among the provisions of the inter-creditor agreement are cross-default provisions and acceleration provisions requiring payment before stated maturity in a default situation.

At December 31, 2012 and 2011, borrowings and interest rate swap agreements under the RF Program are as follows (dollars in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2012	Notional Balance December 31, 2012	Swap Value December 31, 2012	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$122	$122	$(1)	5.15%
July 2, 2007	7,222	154	154	(5)	5.39%
September 19, 2007	6,874	494	494	(15)	4.83%
January 15, 2008	10,018	368	368	(7)	3.58%
March 27, 2008	5,410	1,168	1,168	(28)	3.21%
May 16, 2008	10,194	868	868	(17)	3.69%
May 28, 2008	5,470	134	134	(3)	3.49%
	$57,553	$3,308	$3,308	$(76)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program: - (continued)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2011	Notional Balance December 31, 2011	Swap Value December 31, 2011	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$994	$994	$(27)	5.15%
July 2, 2007	7,222	272	272	(15)	5.39%
September 19, 2007	6,874	1,025	1,025	(45)	4.83%
January 15, 2008	10,018	885	885	(25)	3.58%
March 27, 2008	5,410	2,024	2,024	(66)	3.21%
May 16, 2008	10,194	2,098	2,098	(62)	3.69%
May 28, 2008	5,470	368	368	(9)	3.49%
	$57,553	$7,666	$7,666	$(249)

At December 31, 2012, the minimum repayment schedule under the Program is as follows (in thousands):

Year ending December 31, 2013	$2,528
2014	780
$3,308

At December 31, 2012, there are specific leases that are identified as collateral under the RF Program with expected future lease receivables of approximately $4.0 million at their discounted present value. During 2012 and 2011, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 5.42% and 5.19%, respectively.

The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. As of December 31, 2012, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 1.25 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $26.8 million and 0.76 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all such material financial covenants.

11. Commitments:

At December 31, 2012, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

13. Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2012 and 2011. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

13. Members’ capital: - (continued)

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2012	2011
Distributions declared	$10,479	$11,184
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.75	$0.80

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

At December 31, 2012 and 2011, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. During 2012 and 2011, the Company recorded non-recurring adjustments to reflect the fair value of impaired lease and off-lease assets, notes receivable and investment securities. Amounts at December 31, 2012 and 2011 reflect the fair value of the then existing impaired assets.

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

Impaired lease and/or off-lease equipment

During 2012, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $430 thousand to reduce the cost basis of the equipment. The adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2011, non-recurring fair value adjustments relative to impaired lease and off-lease assets totaled $260 thousand. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy.

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. During 2012, the Company recorded $36 thousand of adjustments to reflect the fair value of two impaired notes, all of which were recorded during the first half of the year. The Company had previously recorded $3 thousand of fair value adjustments on one of the impaired notes through December 2011. Such adjustments were non-recurring and were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During 2012, the Company recorded fair value adjustments totaling $36 thousand which reduced the cost basis of two impaired investment securities. The adjustments reflected an approximate 66% reduction in valuation for one investment as determined by investee cash burn and potential necessity for additional venture investors, and a 78% decrease in valuation of the second investment based on subsequent price of unit sale.

During 2011, such fair value adjustments totaled $96 thousand. The non-recurring fair value adjustments reflected an approximate 87% reduction in valuation of one impaired investment as determined by investee cash burn and potential for additional venture investors, and an approximate 66% reduction in valuation of the second impaired investment as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$13	$—	$—	$13
Impaired notes receivable, net	59	—	—	59
Impaired investment securities	10	—	—	10
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	76	—	76	—

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$115	$—	$—	$115
Impaired notes receivable, net	21	—	—	21
Impaired investment securities	8	—	—	8
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	249	—	249	—

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

The following table presents a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,635	$8,635	$—	$—	$8,635
Notes receivable, net	819	—	—	819	819
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	16,831	—	—	17,642	17,642
Borrowings	3,308	—	—	3,308	3,308
Interest rate swap contracts	76	—	76	—	76

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,082	$1,082
Notes receivable, net	1,268	1,268
Investment in securities	70	70
Financial liabilities:
Non-recourse debt	21,851	22,962
Borrowings	7,666	7,666
Interest rate swap contracts	249	249

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2012 and 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0004%

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2012	2011
Audit fees	$123	$149
Other	—	7
	$123	$156

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

(14.1)       Code of Ethics

(31.1)       Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)       Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)       Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)       Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)*   XBRL Instance Document

(101.SCH)*  XBRL Taxonomy Extension Schema Document

(101.CAL)*  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)*  XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.