Form 10-Q
period 2013-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2013-05-13
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of Limited Liability Company Units outstanding as of April 30, 2013 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,927	$8,635
Accounts receivable, net of allowance for doubtful accounts of $6 at March 31, 2013 and $27 at December 31, 2012	766	749
Notes receivable, net of unearned interest income of $95 and allowance for credit losses of $12 as of March 31, 2013 and unearned interest income of $114 and allowance for credit losses of $39 as of December 31, 2012	702	819
Prepaid expenses and other assets	106	126
Investment in securities	72	65
Investments in equipment and leases, net of accumulated depreciation of $61,275 at March 31, 2013 and $64,713 at December 31, 2012	43,244	46,057
Total assets	$47,817	$56,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$143	$947
Accrued distributions to Other Members	—	6,986
Other	721	846
Accrued interest payable	83	91
Interest rate swap contracts	50	76
Deposits due lessees	52	52
Non-recourse debt	15,655	16,831
Receivables funding program obligation	2,549	3,308
Unearned operating lease income	543	618
Total liabilities	19,796	29,755
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	28,021	26,696
Total Members’ capital	28,021	26,696
Total liabilities and Members’ capital	$47,817	$56,451

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$3,164	$4,445
Direct financing leases	797	880
Interest on notes receivable	16	26
Gain on sales of lease assets and early termination of notes	425	387
Unrealized gain on securities	—	14
Other	120	58
Total revenues	4,522	5,810
Expenses:
Depreciation of operating lease assets	1,723	2,543
Asset management fees to Managing Member	124	164
Cost reimbursements to Managing Member	651	579
Amortization of initial direct costs	17	35
Interest expense	306	442
Impairment losses on equipment	20	—
(Reversal of) provision for credit losses	(21)	3
Provision for losses on investment in securities	—	27
Professional fees	76	77
Franchise fees and taxes	45	21
Outside services	23	18
Other	268	167
Total operating expenses	3,232	4,076
Other income, net	35	34
Net income	$1,325	$1,768
Net income:
Managing Member	$—	$—
Other Members	1,325	1,768
	$1,325	$1,768
Net income per Limited Liability Company Unit (Other Members)	$0.09	$0.13
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2013
(in thousands, except per unit data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2011	13,971,486	$31,134	$—	$31,134
Distributions to Other Members ($0.75 per Unit)	—	(10,479)	—	(10,479)
Distributions to Managing Member	—	—	(850)	(850)
Net income	—	6,041	850	6,891
Balance December 31, 2012	13,971,486	26,696	—	26,696
Net income	—	1,325	—	1,325
Balance March 31, 2013 (Unaudited)	13,971,486	$28,021	$—	$28,021

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$1,325	$1,768
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(425)	(387)
Depreciation of operating lease assets	1,723	2,543
Amortization of initial direct costs	17	35
Impairment losses on equipment	20	—
(Reversal of) provision for credit losses	(21)	3
Provision for losses on investment in securities	—	27
Change in fair value of interest rate swap contracts	(26)	(51)
Gain on sale of securities	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	4	165
Prepaid expenses and other assets	20	11
Accounts payable, Managing Member	(238)	211
Accounts payable, other	(125)	8
Accrued interest payable	(8)	(22)
Unearned operating lease income	(75)	(84)
Net cash provided by operating activities	2,191	4,213
Investing activities:
Purchase of securities	(7)	—
Proceeds from sales of lease assets and early termination of notes	1,023	994
Principal payments received on direct financing leases	499	499
Principal payments received on notes receivable	73	99
Net cash provided by investing activities	1,588	1,592
Financing activities:
Borrowings under acquisition facility	—	500
Repayments under acquisition facility	—	(500)
Repayments under non-recourse debt	(1,176)	(1,302)
Repayments under receivables funding program	(759)	(1,350)
Distributions to Other Members	(6,986)	(1,313)
Distributions to Managing Member	(566)	(106)
Net cash used in financing activities	(9,487)	(4,071)
Net (decrease) increase in cash and cash equivalents	(5,708)	1,734
Cash and cash equivalents at beginning of period	8,635	1,082
Cash and cash equivalents at end of period	$2,927	$2,816
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$314	$492
Cash paid during the period for taxes	$1	$—
Schedule of non-cash transactions:
Securities acquired through conversion of warrants	$—	$14

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2013. As of March 31, 2013, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2013 and 2012 and long-lived tangible assets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$4,147	91%	$5,236	90%
Canada	208	5%	334	6%
United Kingdom	167	4%	240	4%
Total International	375	9%	574	10%
Total	$4,522	100%	$5,810	100%

	As of March 31,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$40,466	94%	$43,068	94%
Canada	2,419	5%	2,581	5%
United Kingdom	359	1%	408	1%
Total International	2,778	6%	2,989	6%
Total	$43,244	100%	$46,057	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2013. During the first quarter of 2012, the Company deemed certain investment securities to be impaired and recorded fair value adjustments totaling $27 thousand which reduced the cost basis of the investments at March 31, 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the first quarter of 2012, the Company recorded an unrealized gain of $14 thousand relative to the conversion of warrants associated with shares of a venture company. There were no unrealized gains recorded during the three months ended March 31, 2013. Gains and/or losses recognized on the net exercise of certain warrants were nominal for the three months ended March 31, 2013 and 2012.

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Foreign currency gain (loss)	$9	$(17)
Change in fair value of interest rate swap contracts	26	51
Total	$35	$34

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 17 to 120 months and bear interest at rates ranging from 8.51% to 11.78%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016.

The Company had no notes in non-accrual status at both March 31, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have two notes receivable that were deemed impaired, one of which remained outstanding as of March 31, 2013.

One of the two impaired notes at December 31, 2012 was placed in non-accrual status in 2010, at which time, its terms was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. During 2011, the note was deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

large dollar amount was received to significantly reduce the then outstanding principal balance by September 30, 2012. During the periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012. As of March 31, 2013, $12 thousand of the aforementioned note remains outstanding. As of the same date, the fair value of the impaired note is $0, reflecting previous valuation adjustments of $12 thousand.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance outstanding of $86 thousand. During the third quarter, all past due amounts on this note were received bringing it current at September 30, 2012; and, the note was returned to accrual status effective October 1, 2012. The note was fully settled during the first quarter of 2013 prior to its scheduled termination. This resulted in a gain of $27 thousand.

As of March 31, 2013, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2013	$233
Year ending December 31, 2014	221
2015	166
2016	188
808
Less: portion representing unearned interest income	(95)
713
Unamortized initial direct costs	1
Less: Reserve for impairment	(12)
Notes receivable, net	$702

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
IDC amortization – notes receivable	$—	$1
IDC amortization – lease assets	17	34
Total	$17	$35

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$102	$3	$—	$115
(Reversal of provision) Provision	—	—	(85)	36	—	(49)
Balance December 31, 2012	—	10	17	39	—	66
Reversal of provision	—	(9)	(12)	—	—	(21)
Asset disposal	—	—	—	(27)	—	(27)
Balance March 31, 2013	$—	$1	$5	$12	$—	$18

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

As of March 31, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$12	$—	$12
Ending balance: individually evaluated for impairment	$12	$—	$12
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$714 [1]	$12,626 [2]	$13,340
Ending balance: individually evaluated for impairment	$714	$12,626	$13,340
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

1 Includes $1 of unamortized initial direct costs.

2 Includes $21 of unamortized initial direct costs.

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$39	$—	$39
Ending balance: individually evaluated for impairment	$39	$—	$39
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$858[3]	$13,091[4]	$13,949
Ending balance: individually evaluated for impairment	$858	$13,091	$13,949
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

3 Includes $1 of unamortized initial direct costs.

4 Includes $24 of unamortized initial direct costs.

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

At March 31, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$701	$85	$12,605	$13,046
Special mention	—	772	—	21
Substandard	—	—	—	—
Doubtful	12	—	—	—
Total	$713	$857	$12,605	$13,067

As of March 31, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	12	12	12	12	—
Total	$12	$12	$12	$12	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

	Impaired Loans
At December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	98	98	39	132	14
Total	$98	$98	$39	$132	$14

At March 31, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (in thousands):

March 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$713	$713	$—
Finance leases	44	14	1	59	12,546	12,605	1
Total	$44	$14	$1	$59	$13,259	$13,318	$1

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$857	$857	$—
Finance leases	—	—	—	—	13,067	13,067	—
Total	$—	$—	$—	$—	$13,924	$13,924	$—

The Company had no investment in financing receivables in non-accrual status at both March 31, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have two notes receivable that were deemed impaired, one of which remained outstanding as of March 31, 2013. See Note 3 for further discussion.

As of March 31, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$30,988	$(471)	$(1,723)	$28,794
Net investment in direct financing leases	13,067	37	(499)	12,605
Assets held for sale or lease, net	1,891	(140)	—	1,751
Initial direct costs, net of accumulated amortization of $332 at March 31, 2013 and $339 at December 31, 2012	111	—	(17)	94
Total	$46,057	$(574)	$(2,239)	$43,244

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $17 thousand and $34 thousand for the respective three months ended March 31, 2013 and 2012 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended March 31, 2013, the Company deemed certain lease equipment to be impaired and, accordingly, recorded fair value adjustments of $20 thousand which reduced the cost basis of the impaired equipment. There were no impairment losses for the three months ended March 31, 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.7 million and $2.5 million for the respective three months ended March 31, 2013 and 2012.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of March 31, 2013 and December 31, 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance March 31, 2013
Transportation, rail	$28,292	$—	$(193)	$28,099
Transportation, other	22,995	—	—	22,995
Materials handling	14,503	—	(1,848)	12,655
Manufacturing	8,302	—	—	8,302
Aircraft	4,391	—	—	4,391
Construction	3,211	—	(20)	3,191
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,140	—	(96)	1,044
Logging & lumber	248	—	—	248
Research	202	—	—	202
Data processing	113	—	—	113
	85,843	—	(2,157)	83,686
Less accumulated depreciation	(54,855)	(1,723)	1,686	(54,892)
Total	$30,988	$(1,723)	$(471)	$28,794

The average estimated residual value for assets on operating leases was 23% and 22% of the assets’ original cost at March 31, 2013 and December 31, 2012, respectively. There were no operating leases placed in non-accrual status as of March 31, 2013 and December 31, 2012.

Direct financing leases:

As of March 31, 2013 and December 31, 2012, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$16,454	$17,667
Estimated residual values of leased equipment (unguaranteed)	3,750	3,755
Investment in direct financing leases	20,204	21,422
Less unearned income	(7,599)	(8,355)
Net investment in direct financing leases	$12,605	$13,067

There were no direct financing leases placed in non-accrual status as of March 31, 2013 and December 31, 2012.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At March 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2013	$5,547	$3,610	$9,157
Year ending December 31, 2014	4,657	4,653	9,310
2015	1,963	4,486	6,449
2016	515	3,703	4,218
2017	489	2	491
2018	119	—	119
	$13,290	$16,454	$29,744

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$651	$579
Asset management fees to Managing Member and/or affiliates	124	164
	$775	$743

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.71% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $17.1 million over the remaining lease terms; and the carrying value of the pledged assets is $15.0 million. The notes mature at various dates from 2013 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2013	$3,513	$689	$4,202
Year ending December 31, 2014	4,013	679	4,692
2015	4,208	410	4,618
2016	3,743	133	3,876
2017	178	1	179
	$15,655	$1,912	$17,567

8. Borrowing facilities:

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Receivables funding program:

As of March 31, 2013, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and was scheduled to mature in July 2014 at which time advances under the RF Program are to be repaid in full; however, in April 2013, the Company repaid all outstanding balances under the RF Program.

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

The Company had approximately $2.5 million and $3.3 million outstanding under the RF Program at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, the Company paid program fees, as defined in the receivables funding agreement, totaling $3 thousand and $7 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of operations.

As of March 31, 2013, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $2.5 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.21%. As of December 31, 2012, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $3.3 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.24%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(expense).

At March 31, 2013 and December 31, 2012, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2013	Notional Balance March 31, 2013	Swap Value March 31, 2013	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$51	$51	$—	5.15%
July 2, 2007	7,222	124	124	(3)	5.39%
September 19, 2007	6,874	398	398	(10)	4.83%
January 15, 2008	10,018	274	274	(4)	3.58%
March 27, 2008	5,410	991	991	(21)	3.21%
May 16, 2008	10,194	612	612	(10)	3.69%
May 28, 2008	5,470	99	99	(2)	3.49%
	$57,553	$2,549	$2,549	$(50)

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Receivables funding program: - (continued)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2012	Notional Balance December 31, 2012	Swap Value December 31, 2012	Payment Rate On Interest Swap Agreement
January 16, 2007	$12,365	$122	$122	$(1)	5.15%
July 2, 2007	7,222	154	154	(5)	5.39%
September 19, 2007	6,874	494	494	(15)	4.83%
January 15, 2008	10,018	368	368	(7)	3.58%
March 27, 2008	5,410	1,168	1,168	(28)	3.21%
May 16, 2008	10,194	868	868	(17)	3.69%
May 28, 2008	5,470	134	134	(3)	3.49%
	$57,553	$3,308	$3,308	$(76)

At March 31, 2013, the minimum principal repayment schedule under the Program is as follows (in thousands):

Nine Months Ending December 31, 2013	$1,769
Year ending December 31, 2014	780
$2,549

At March 31, 2013, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $3.2 million at their discounted present value. During the three months ended March 31, 2013 and 2012, the weighted average interest rates on the RF Program, including interest on the swap contracts, were 4.49% and 5.54%, respectively.

The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. As of March 31, 2013, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 1.25 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $28.0 million and 0.65 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all such material financial covenants.

10. Commitments:

At March 31, 2013, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2013 and December 31, 2012. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

There were no distributions declared for the three months ended March 31, 2013 and 2012.

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

At March 31, 2013 and December 31, 2012, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis.

During the first quarter of 2013, the Company recorded non-recurring adjustments to reflect the fair value of impaired off-lease assets. During the prior year period, non-recurring adjustments were recorded to reduce the cost basis of impaired notes receivable and investment securities. During the remaining nine months of 2012, the Company recorded incremental adjustments to impaired notes receivable and investment securities, and initial fair value adjustments to impaired off-lease assets. Amounts at March 31, 2013 and December 31, 2012 reflect the fair value of the then existing impaired assets.

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

Impaired lease and/or off-lease equipment

During the first quarter of 2013, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $20 thousand to reduce the cost basis of the equipment. There were no such adjustments during the first quarter of 2012. During the remaining nine months of 2012, the Company recorded fair value adjustments of $430 thousand relative to impaired lease and off-lease assets.

All of the aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three months ended March 31, 2013.

During the prior year period, the Company recorded $9 thousand of fair value adjustments to further reduce the cost basis of an impaired note based. The Company originally deemed such notes impaired in 2011 and had previously recorded a $3 thousand non-recurring adjustment at September 30, 2011. Subsequent to the first quarter of 2012, the Company deemed an additional note to be impaired and recorded a fair value adjustment totaling $27 thousand.

All of the fair value adjustments recorded in 2012 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

During the first quarter of 2013, one of the impaired notes receivable was fully settled prior to its scheduled termination.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no fair value adjustments during the first quarter of 2013.

During the first quarter of 2012, the Company recorded fair value adjustments totaling $27 thousand to reduce the cost basis of two impaired investment securities. The adjustments reflected an approximate 66% reduction in valuation for one investment as determined by investee cash burn and potential necessity for additional venture investors, and a 78% decrease in valuation of the second investment based on subsequent price of unit sale.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy for all measurement periods due to the significant inputs that are unobservable in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$22	$—	$—	$22
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	50	—	50	—

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$13	$—	$—	$13
Impaired notes receivable, net	59	—	—	59
Impaired investment securities	10	—	—	10
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	76	—	76	—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$1,000 – $7,500 (total of $22,000)
			Equipment Condition	Poor to Average

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

The following table presents a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,927	$2,927	$—	$—	$2,927
Notes receivable, net	702	—	—	702	702
Investment in securities	72	—	—	72	72
Financial liabilities:
Non-recourse debt	15,655	—	—	16,379	16,379
Borrowings	2,549	—	—	2,549	2,549
Interest rate swap contracts	50	—	50	—	50

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,635	$8,635	$—	$—	$8,635
Notes receivable, net	819	—	—	819	819
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	16,831	—	—	17,642	17,642
Borrowings	3,308	—	—	3,308	3,308
Interest rate swap contracts	76	—	76	—	76

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in March 2005. During 2005, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment. Throughout the Reinvestment Period, which ended on December 31, 2011, the Company anticipated continued reinvestment of cash flow in excess of minimum distributions and other obligations.

The Company may continue until December 31, 2022. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Company had net income of $1.3 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively. The results for the first quarter of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2013 decreased by $1.3 million, or 22%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in revenues from both operating and direct financing leases offset, in part, by an increase in other revenue.

The decrease in operating lease revenues totaled $1.3 million and was largely a result of continued run-off and disposition of lease assets. Likewise, direct financing lease revenues decreased by $83 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenue was a $62 thousand increase in other revenue. Such increase in other revenue was largely due to deferred maintenance fees collected during the current year period.

Expenses

Total expenses for the first quarter of 2013 decreased by $844 thousand, or 21%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense and asset management fees paid to AFS offset, in part, by increases in other expense and costs reimbursed to AFS.

The decrease in depreciation expense totaled $820 thousand and was largely a result of run-off and sales of lease assets. Interest expense was lower by $136 thousand largely due to an approximate $8.7 million decrease in outstanding borrowings since March 31, 2012; and, asset management fees paid to AFS were reduced by $40 thousand due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses were increases in other expense and costs reimbursed to AFS totaling $101 thousand and $72 thousand, respectively. Other expense increased largely due to higher maintenance costs associated with the Fund’s railcars. Cost reimbursements to AFS increased mainly as a result of the billing and payment of expenses previously deferred on the basis of an annual limitation on costs reimbursable to the Managing Member as defined in the Limited Liability Company Operating Agreement, as amended.

Other income, net

The Company recognized other income, net totaling $35 thousand and $34 thousand for the three months ended March 31, 2013 and 2012, respectively. The nominal increase in other income, net was a result of a $26 thousand favorable change in foreign currency translation transactions offset by a $25 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

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

Capital Resources and Liquidity

At March 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $2.9 million and $8.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$2,191	$4,213
Investing activities	1,588	1,592
Financing activities	(9,487)	(4,071)
Net (decrease) increase in cash and cash equivalents	$(5,708)	$1,734

The three months ended March 31, 2013 versus the three months ended March 31, 2012

During the three months ended March 31, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $1.0 million of proceeds from the sale or disposition of equipment and early termination of certain notes during each of the three-month periods ended March 31, 2013 and 2012, and utilized borrowings totaling $500 thousand during the prior year period.

During the same comparative periods, cash was used to pay distributions to both the Other Members and the Managing Member, totaling $7.6 million and $1.4 million. Cash was also used to pay down $1.9 million and $3.2 million of debt for the respective three months ended March 31, 2013 and 2012; and, to pay invoices related to management fees and expenses, and other payables.

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

Receivable funding program

As of March 31, 2013, the Company had amounts outstanding under an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds blanket liens against the Company’s assets. The lender is in a first position against certain specified assets and in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program. However, in April 2013, the Company repaid all outstanding balances under the RF Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Facilities as of March 31, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of December 31, 2012, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 1.25 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $28.0 million and 0.65 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all such material financial covenants.

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

Non-Recourse Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $15.7 million and $16.8 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2013

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