Form 10-Q
period 2013-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2013-08-13
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,110	$8,635
Accounts receivable, net of allowance for doubtful accounts of $2 at June 30, 2013 and $27 at December 31, 2012	735	749
Notes receivable, net of unearned interest income of $81 and allowance for credit losses of $12 as of June 30, 2013 and unearned interest income of $114 and allowance for credit losses of $39 as of December 31, 2012	642	819
Prepaid expenses and other assets	97	126
Investment in securities	72	65
Investments in equipment and leases, net of accumulated depreciation of $55,007 at June 30, 2013 and $64,713 at December 31, 2012	39,080	46,057
Total assets	$48,736	$56,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$771	$947
Accrued distributions to Other Members	5,589	6,986
Other	595	846
Accrued interest payable	76	91
Interest rate swap contracts	—	76
Deposits due lessees	52	52
Non-recourse debt	16,891	16,831
Receivables funding program obligation	—	3,308
Unearned operating lease income	466	618
Total liabilities	24,440	29,755
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	24,296	26,696
Total Members’ capital	24,296	26,696
Total liabilities and Members’ capital	$48,736	$56,451

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$3,107	$4,144	$6,271	$8,589
Direct financing leases	788	860	1,585	1,740
Interest on notes receivable	14	20	30	46
Gain on sales of lease assets and early termination of notes	1,167	45	1,592	432
Gain on sales or dispositions of securities	—	1	—	1
Unrealized gain on net exercise of warrants	—	17	—	31
Other	42	37	162	95
Total revenues	5,118	5,124	9,640	10,934
Expenses:
Depreciation of operating lease assets	1,613	2,533	3,336	5,076
Asset management fees to Managing Member	357	310	481	474
Cost reimbursements to Managing Member	274	344	925	923
Amortization of initial direct costs	15	29	32	64
Interest expense	252	401	558	843
Impairment losses on equipment	88	92	108	92
Reversal of provision for credit losses	(4)	(24)	(25)	(21)
Provision for losses on investment in securities	—	2	—	29
Professional fees	19	40	95	117
Franchise fees and taxes	46	35	91	56
Outside services	19	14	42	32
Other	195	168	463	335
Total operating expenses	2,874	3,944	6,106	8,020
Other income, net	73	54	108	88
Net income	$2,317	$1,234	$3,642	$3,002
Net income:
Managing Member	$453	$283	$453	$283
Other Members	1,864	951	3,189	2,719
	$2,317	$1,234	$3,642	$3,002
Net income per Limited Liability Company Unit (Other Members)	$0.13	$0.07	$0.23	$0.19
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in thousands, except per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	13,971,486	$31,134	$—	$31,134
Distributions to Other Members ($0.75 per Unit)	—	(10,479)	—	(10,479)
Distributions to Managing Member	—	—	(850)	(850)
Net income	—	6,041	850	6,891
Balance December 31, 2012	13,971,486	26,696	—	26,696
Distributions to Other Members ($0.40 per Unit)	—	(5,589)	—	(5,589)
Distributions to Managing Member	—	—	(453)	(453)
Net income	—	3,189	453	3,642
Balance June 30, 2013 (Unaudited)	13,971,486	$24,296	$—	$24,296

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net income	$2,317	$1,234	$3,642	$3,002
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(1,167)	(45)	(1,592)	(432)
Depreciation of operating lease assets	1,613	2,533	3,336	5,076
Amortization of initial direct costs	15	29	32	64
Impairment losses on equipment	88	92	108	92
Reversal of provision for credit losses	(4)	(24)	(25)	(21)
Provision for losses on investment in securities	—	2	—	29
Change in fair value of interest rate swap contracts	(50)	(49)	(76)	(100)
Gain on sales or dispositions of securities	—	(1)	—	(1)
Unrealized gain on net exercise of warrants	—	(17)	—	(31)
Changes in operating assets and liabilities:
Accounts receivable	35	(227)	39	(62)
Prepaid expenses and other assets	9	(98)	29	(87)
Accounts payable, Managing Member	175	40	(63)	251
Accounts payable, other	(126)	(53)	(251)	(45)
Accrued interest payable	(7)	2	(15)	(20)
Unearned operating lease income	(77)	260	(152)	176
Net cash provided by operating activities	2,821	3,678	5,012	7,891
Investing activities:
Purchase of securities	—	—	(7)	—
Proceeds from sales of lease assets and early termination of notes	3,148	318	4,171	1,312
Principal payments received on direct financing leases	467	462	966	961
Principal payments received on notes receivable	60	105	133	204
Net cash provided by investing activities	3,675	885	5,263	2,477
Financing activities:
Repayments under acquisition facility	—	—	—	(500)
Borrowings under non-recourse debt	2,611	—	2,611	500
Repayments under non-recourse debt	(1,375)	(1,144)	(2,551)	(2,446)
Repayments under receivables funding program	(2,549)	(1,160)	(3,308)	(2,510)
Settlement of amount due from affiliate (transfer of lease asset)	—	8	—	8
Distributions to Other Members	—	—	(6,986)	(1,313)
Distributions to Managing Member	—	—	(566)	(106)
Net cash used in financing activities	(1,313)	(2,296)	(10,800)	(6,367)
Net increase (decrease) in cash and cash equivalents	5,183	2,267	(525)	4,001
Cash and cash equivalents at beginning of period	2,927	2,816	8,635	1,082
Cash and cash equivalents at end of period	$8,110	$5,083	$8,110	$5,083
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$259	$425	$573	$917
Cash paid during the period for taxes	$117	$94	$118	$94
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at period-end	$453	$283	$453	$283
Distributions declared and payable to Other Members at period-end	$5,589	$3,493	$5,589	$3,493
Securities acquired through conversion of warrants	$—	$17	$—	$31

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2013. As of June 30, 2013, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2013 and 2012 and long-lived tangible assets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Six Months Ended June 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$8,870	92%	$10,048	92%
Canada	415	4%	427	4%
United Kingdom	355	4%	459	4%
Total International	770	8%	886	8%
Total	$9,640	100%	$10,934	100%

	As of June 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$36,786	94%	$43,068	94%
Canada	2,257	6%	2,581	5%
United Kingdom	37	0%	408	1%
Total International	2,294	6%	2,989	6%
Total	$39,080	100%	$46,057	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company recorded fair value adjustments totaling $2 thousand and $29 thousand, respectively, which reduced the cost basis of certain investments deemed impaired.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the three and six months ended June 30, 2012, the Company recorded unrealized gains of $17 thousand and $31 thousand, respectively, relative to the conversion of warrants associated with shares of a venture company. There were no unrealized gains recorded, or net exercises of warrants, during the three and six months ended June 30, 2013. Gains and/or losses recognized on the net exercise of certain warrants were nominal for the three and six months ended June 30, 2012.

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency gain (loss)	$23	$5	$32	$(12)
Change in fair value of interest rate swap contracts	50	49	76	100
Total	$73	$54	$108	$88

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

The Company had no notes in non-accrual status at both June 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have two notes receivable that were deemed impaired, one of which remained outstanding as of June 30, 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

One of the two impaired notes at December 31, 2012 was placed in non-accrual status in 2010, at which time, its terms was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. During 2011, the note was deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance. During the previous periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012. As of June 30, 2013, $12 thousand of the aforementioned note remains outstanding. As of the same date, the fair value of the impaired note is $0, reflecting previous valuation adjustments of $12 thousand.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance outstanding of $86 thousand. During the third quarter, all past due amounts on this note were received bringing it current at September 30, 2012; and, the note was returned to accrual status effective October 1, 2012. The note was fully settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $27 thousand.

As of June 30, 2013, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2013	$159
Year ending December 31, 2014	221
2015	166
2016	188
734
Less: portion representing unearned interest income	(81)
653
Unamortized initial direct costs	1
Less: Reserve for impairment	(12)
Notes receivable, net	$642

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$—	$—	$—	$1
IDC amortization – lease assets	15	29	32	63
Total	$15	$29	$32	$64

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$102	$3	$—	$115
(Reversal of provision) Provision	—	—	(85)	36	—	(49)
Balance December 31, 2012	—	10	17	39	—	66
Reversal of provision	—	(9)	(16)	—	—	(25)
Asset disposal	—	—	—	(27)	—	(27)
Balance June 30, 2013	$—	$1	$1	$12	$—	$14

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

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

As of June 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$12	$—	$12
Ending balance: individually evaluated for impairment	$12	$—	$12
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$654[1]	$12,113[2]	$12,767
Ending balance: individually evaluated for impairment	$654	$12,113	$12,767
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.
[2]	Includes $18 of unamortized initial direct costs.

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$39	$—	$39
Ending balance: individually evaluated for impairment	$39	$—	$39
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$858[3]	$13,091[4]	$13,949
Ending balance: individually evaluated for impairment	$858	$13,091	$13,949
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $1 of unamortized initial direct costs.
[4]	Includes $24 of unamortized initial direct costs.

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

At June 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$641	$85	$12,095	$13,046
Special mention	—	772	—	21
Substandard	—	—	—	—
Doubtful	12	—	—	—
Total	$653	$857	$12,095	$13,067

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	12	12	12	12	—
Total	$12	$12	$12	$12	$—

	Impaired Loans
At December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	98	98	39	132	14
Total	$98	$98	$39	$132	$14

At June 30, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (in thousands):

June 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$653	$653	$—
Finance leases	—	29	1	30	12,065	12,095	1
Total	$—	$29	$1	$30	$12,718	$12,748	$1

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$857	$857	$—
Finance leases	—	—	—	—	13,067	13,067	—
Total	$—	$—	$—	$—	$13,924	$13,924	$—

The Company had no investment in financing receivables in non-accrual status at both June 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have two notes receivable that were deemed impaired, one of which remained outstanding as of June 30, 2013. See Note 3 for further discussion.

As of June 30, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$30,988	$(2,671)	$(3,336)	$24,981
Net investment in direct financing leases	13,067	(6)	(966)	12,095
Assets held for sale or lease, net	1,891	34	—	1,925
Initial direct costs, net of accumulated amortization of $319 at June 30, 2013 and $339 at December 31, 2012	111	—	(32)	79
Total	$46,057	$(2,643)	$(4,334)	$39,080

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $15 thousand and $29 thousand for the respective three months ended June 30, 2013 and 2012, and $32 thousand and $63 thousand for the respective six months ended June 30, 2013 and 2012 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the respective three and six months ended June 30, 2013, the Company deemed certain lease equipment to be impaired and, accordingly, recorded fair value adjustments of $88 thousand and $108 thousand which reduced the cost basis of the impaired equipment. By comparison, the Company recorded fair value adjustments totaling $92 thousand for both the three and six month-periods ended June 30, 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.6 million and $2.5 million for the respective three months ended June 30, 2013 and 2012, and was approximately $3.3 million and $5.1 million for the respective six months ended June 30, 2013 and 2012.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of June 30, 2013 and December 31, 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance June 30, 2013
Transportation, rail	$28,292	$—	$(2,925)	$25,367
Transportation, other	22,995	—	(2,434)	20,561
Materials handling	14,503	—	(4,778)	9,725
Manufacturing	8,302	—	—	8,302
Aircraft	4,391	—	—	4,391
Construction	3,211	—	(969)	2,242
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,140	—	(96)	1,044
Logging & lumber	248	—	—	248
Research	202	—	—	202
Data processing	113	—	—	113
	85,843	—	(11,202)	74,641
Less accumulated depreciation	(54,855)	(3,336)	8,531	(49,660)
Total	$30,988	$(3,336)	$(2,671)	$24,981

The average estimated residual value for assets on operating leases was 23% and 22% of the assets’ original cost at June 30, 2013 and December 31, 2012, respectively. There were no operating leases placed in non-accrual status as of June 30, 2013 and December 31, 2012.

Direct financing leases:

As of June 30, 2013 and December 31, 2012, investment in direct financing leases generally consists of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$15,367	$17,667
Estimated residual values of leased equipment (unguaranteed)	3,618	3,755
Investment in direct financing leases	18,985	21,422
Less unearned income	(6,890)	(8,355)
Net investment in direct financing leases	$12,095	$13,067

There were no direct financing leases placed in non-accrual status as of June 30, 2013 and December 31, 2012.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At June 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2013	$3,517	$2,466	$5,983
Year ending December 31, 2014	4,708	4,710	9,418
2015	1,996	4,486	6,482
2016	553	3,703	4,256
2017	505	2	507
2018	141	—	141
	$11,420	$15,367	$26,787

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$274	$344	$925	$923
Asset management fees to Managing Member and/or affiliates	357	310	481	474
	$631	$654	$1,406	$1,397

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At June 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $18.1 million over the remaining lease terms; and the carrying value of the pledged assets is $17.3 million. The notes mature at various dates from 2013 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2013	$2,803	$461	$3,264
Year ending December 31, 2014	5,022	705	5,727
2015	4,527	425	4,952
2016	4,004	143	4,147
2017	445	6	451
2018	90	—	90
	$16,891	$1,740	$18,631

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Receivables funding program:

Prior to April 2013, the Company had an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender held liens against the Company’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The RF Program provided for borrowing at a variable interest rate; and, for the Company to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The RF Program did not contain any credit risk related default contingencies. As of April 4, 2013, all advances under the RF Program were repaid in full and the program was terminated. At December 31, 2012, the Company had $3.3 million outstanding under the RF Program.

The Company previously had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. As of April 4, 2013, all such agreements have terminated. As of December 31, 2012, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $3.3 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.24%. No actual borrowing or lending is involved. The termination of the swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received was accrued as interest rates change and was recognized as an adjustment to interest expense related to the debt. The interest rate swaps were not designated as hedging instruments and were carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other (expense) income, net. The interest paid or received on the swap contracts were accrued as interest rates changed.

Interest paid on the RF Program was nominal during the three months ended June 30, 2013. During the three months ended June 30, 2012, the weighted average interest rate on the RF Program, including interest on the swap contracts, was 5.41%. Such weighted average interest rates were 4.60% and 5.48% during the six months ended June 30, 2013 and 2012, respectively. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during 2012 through the date of program termination.

10. Commitments:

At June 30, 2013, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2013 and December 31, 2012. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributions declared	$5,589	$3,493	$5,589	$3,493
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$0.40	$0.25	$0.40	$0.25

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of June 30, 2013. By comparison, the fair value of the Company’s interest rate swap contracts was measured on a recurring basis as of December 31, 2012. In addition, the Company recorded non-recurring adjustments to

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

reflect the fair values of certain impaired off-lease assets during the first six months of 2013, and those of impaired off-lease assets, notes receivable and investment securities during the first six months of 2012. Balances shown at June 30, 2013 and December 31, 2012 reflect the fair value of the then existing impaired assets.

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

Impaired lease and/or off-lease equipment

During the second quarter of 2013, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $88 thousand to reduce the cost basis of the equipment. This is in addition to a $20 thousand fair value adjustment recorded on impaired off-lease assets during the first quarter of 2013. By comparison, the Company recorded $92 thousand of fair value adjustments relative to impaired off-lease assets during the three and six months ended June 30, 2012. During the remaining six months of 2012, the Company recorded additional fair value adjustments totaling $338 thousand relative to impaired lease and off-lease assets.

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

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three and six months ended June 30, 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

During the three and six months ended June 30, 2012, the Company recorded $27 thousand and $36 thousand of fair value adjustments relative to two impaired notes. The Company originally deemed one of the notes impaired in 2011 and had previously recorded $3 thousand of adjustments through December 2011. All of the fair value adjustments recorded in 2012 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

During the first quarter of 2013, one of the impaired notes receivable was fully settled prior to its scheduled maturity.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no fair value adjustments during the three and six months ended June 30, 2013.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$20	$—	$—	$20

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$13	$—	$—	$13
Impaired notes receivable, net	59	—	—	59
Impaired investment securities	10	—	—	10
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	76	—	76	—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$400 – $4,600 (total of $20,000)
			Equipment Condition	Poor to Average

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

The following table presents a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,110	$8,110	$—	$—	$8,110
Notes receivable, net	642	—	—	642	642
Investment in securities	72	—	—	72	72
Financial liabilities:
Non-recourse debt	16,891	—	—	17,409	17,409

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,635	$8,635	$—	$—	$8,635
Notes receivable, net	819	—	—	819	819
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	16,831	—	—	17,642	17,642
Borrowings	3,308	—	—	3,308	3,308
Interest rate swap contracts	76	—	76	—	76

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

The Company may continue until December 31, 2022. However, pursuant to the guidelines of the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2011. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Company had net income of $2.3 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively. The results for the second quarter of 2013 primarily reflect a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarters of 2013 and 2012 were virtually unchanged at $5.1 million. At a detail level, second quarter 2013 results reflected decreases in both operating and direct financing lease revenues offset by an increase in gains on sales of lease assets and early termination of notes when compared to the prior year period.

The decrease in operating lease revenues totaled $1.0 million and was largely a result of continued run-off and disposition of lease assets. Likewise, direct financing lease revenues decreased by $72 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenue was a $1.1 million increase in gains on sales of lease assets and early termination of notes. The increase in gains on sales of lease assets and early termination of notes was primarily due to the increase in volume and the change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2013 decreased by $1.1 million, or 27%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense and costs reimbursed to AFS.

The decrease in depreciation expense totaled $920 thousand and was primarily a result of run-off and sales of lease assets. Interest expense was reduced by $149 thousand as a result of decreasing outstanding debt primarily due to continued scheduled payments until the end of the second quarter of 2013, when the Fund utilized non-recourse debt totaling $2.6 million. Such debt was primarily used to settle the remaining balances outstanding under its Receivables Funding Program. Moreover, costs reimbursed to AFS was reduced by $70 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base, and operations, consistent with a Fund in liquidation.

Other income, net

The Company recognized other income, net totaling $73 thousand and $54 thousand for the three months ended June 30, 2013 and 2012, respectively. The $19 thousand increase in other income, net was primarily a result of an $18 thousand favorable change in foreign currency translation transactions.

The favorable change in foreign currency translation transactions was primarily due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Company had net income of $3.6 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. The results for the first half of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2013 decreased by $1.3 million, or 12%, as compared to the prior year period. The net decline in total revenues was primarily attributable to decreases in both operating and direct financing lease revenues offset, in part, by increases in gains on sales of lease assets and early termination of notes, and in other revenue.

The decrease in operating lease revenues totaled $2.3 million and was largely a result of continued run-off and disposition of lease assets since June 30, 2012. Likewise, direct financing lease revenues decreased by $155 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenue was a $1.2 million increase in gains recognized on sales of lease assets and early termination of notes, and a $66 thousand increase in other revenue. The increase in gains on sales of lease assets and early termination of notes was primarily due to the increase in volume and the change in the mix of assets sold; and, the increase in other revenue was largely due to deferred maintenance fees collected during the current year period.

Expenses

Total expenses for the first half of 2013 decreased by $1.9 million, or 24%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense and interest expense offset, in part, by an increase in other expense.

The decrease in depreciation expense totaled $1.7 million and was primarily due to run-off and sales of lease assets since June 30, 2012. Interest expense was reduced by $285 thousand as a result of decreasing outstanding debt primarily due to continued scheduled payments until the second quarter of 2013, when the Fund utilized non-recourse debt totaling $2.6 million. Such debt was primarily used to settle the remaining balances outstanding under its Receivables Funding Program.

Partially offsetting the aforementioned decreases in expenses was a $128 thousand increase in other expense. Such increase in other expense was primarily a result of higher maintenance costs associated with the Fund’s railcars.

Other income, net

The Company recognized other income, net totaling $108 thousand and $88 thousand for the six months ended June 30, 2013 and 2012, respectively. The $20 thousand increase in other income, net was a result of a $44 thousand favorable change in foreign currency translation transactions offset by a $24 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

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

Capital Resources and Liquidity

At June 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $8.1 million and $8.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$2,821	$3,678	$5,012	$7,891
Investing activities	3,675	885	5,263	2,477
Financing activities	(1,313)	(2,296)	(10,800)	(6,367)
Net increase (decrease) in cash and cash equivalents	$5,183	$2,267	$(525)	$4,001

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $3.1 million and $318 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during each of the respective three-month periods ended June 30, 2013 and 2012, and utilized borrowings totaling $2.6 million during the current year period.

During the same comparative periods, cash was used to pay down $3.9 million and $2.3 million of debt; and, to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $4.2 million and $1.3 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective six-month periods ended June 30, 2013 and 2012, and utilized borrowings totaling $2.6 million and $500 thousand during the same respective periods.

Cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $7.6 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively. Cash was also used to pay down $5.9 million and $5.5 million of debt during the same respective periods; and, to pay invoices related to management fees and expenses, and other payables.

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

Receivable funding program

Prior to April 2013, the Company had an $80 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender held liens against the Company’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in July 2014 upon repayment in full of all outstanding amounts due under the Program. However, as of April 4, 2013, all advances under the RF Program were repaid in full and the program was terminated.

The Company previously had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. As of April 4, 2013, all such agreements also have terminated. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during 2012 through the date of program termination.

Non-Recourse Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $16.9 million and $16.8 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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