Form 10-Q
period 2013-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2013-11-13
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,806	$8,635
Accounts receivable, net of allowance for doubtful accounts of $23 at September 30, 2013 and $27 at December 31, 2012	649	749
Notes receivable, net of unearned interest income of $68 and allowance for credit losses of $12 as of September 30, 2013 and unearned interest income of $114 and allowance for credit losses of $39 as of December 31, 2012	581	819
Prepaid expenses and other assets	124	126
Investment in securities	84	65
Investments in equipment and leases, net of accumulated depreciation of $51,944 at September 30, 2013 and $64,713 at December 31, 2012	36,104	46,057
Total assets	$43,348	$56,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$124	$947
Accrued distributions to Other Members	—	6,986
Other	685	846
Accrued interest payable	70	91
Interest rate swap contracts	—	76
Deposits due lessees	—	52
Non-recourse debt	15,319	16,831
Receivables funding program obligation	—	3,308
Unearned operating lease income	503	618
Total liabilities	16,701	29,755
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	26,647	26,696
Total Members’ capital	26,647	26,696
Total liabilities and Members’ capital	$43,348	$56,451

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$2,521	$4,022	$8,792	$12,611
Direct financing leases	766	850	2,351	2,590
Interest on notes receivable	13	18	43	64
Gain on sales of lease assets and early termination of notes	1,027	309	2,619	741
Gain from settlement of lease asset casualty	—	350	—	350
Gain on sales or dispositions of securities	—	—	—	1
Unrealized gain on net exercise of warrants	12	—	12	31
Other	523	119	685	214
Total revenues	4,862	5,668	14,502	16,602
Expenses:
Depreciation of operating lease assets	1,421	2,113	4,757	7,189
Asset management fees to Managing Member	104	145	585	619
Cost reimbursements to Managing Member	278	319	1,203	1,242
Amortization of initial direct costs	14	28	46	92
Interest expense	234	365	792	1,208
Impairment losses on equipment	165	338	273	430
Railcar maintenance	124	93	458	257
Provision (reversal of provision) for credit losses	21	(23)	(4)	(44)
Provision for losses on investment in securities	—	—	—	29
Professional fees	28	37	123	154
Franchise fees and taxes	36	33	127	89
Outside services	16	13	58	45
Other	72	69	201	240
Total operating expenses	2,513	3,530	8,619	11,550
Other income, net	2	82	110	170
Net income	$2,351	$2,220	$5,993	$5,222
Net income:
Managing Member	$—	$—	$453	$283
Other Members	2,351	2,220	5,540	4,939
	$2,351	$2,220	$5,993	$5,222
Net income per Limited Liability Company Unit (Other Members)	$0.17	$0.16	$0.40	$0.35
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands, except per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	13,971,486	$31,134	$—	$31,134
Distributions to Other Members ($0.75 per Unit)	—	(10,479)	—	(10,479)
Distributions to Managing Member	—	—	(850)	(850)
Net income	—	6,041	850	6,891
Balance December 31, 2012	13,971,486	26,696	—	26,696
Distributions to Other Members ($0.40 per Unit)	—	(5,589)	—	(5,589)
Distributions to Managing Member	—	—	(453)	(453)
Net income	—	5,540	453	5,993
Balance September 30, 2013 (Unaudited)	13,971,486	$26,647	$—	$26,647

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$2,351	$2,220	$5,993	$5,222
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(1,027)	(309)	(2,619)	(741)
Gain from settlement of lease asset casualty	—	(350)	—	(350)
Depreciation of operating lease assets	1,421	2,113	4,757	7,189
Amortization of initial direct costs	14	28	46	92
Impairment losses on equipment	165	338	273	430
Provision (reversal of provision) for credit losses	21	(23)	(4)	(44)
Provision for losses on investment in securities	—	—	—	29
Change in fair value of interest rate swap contracts	—	(38)	(76)	(138)
Gain on sales or dispositions of securities	—	—	—	(1)
Unrealized gain on net exercise of warrants	(12)	—	(12)	(31)
Changes in operating assets and liabilities:
Accounts receivable	65	151	104	89
Due from Managing Member	—	(9)	—	(9)
Prepaid expenses and other assets	(27)	(26)	2	(113)
Accounts payable, Managing Member	(194)	(145)	(257)	106
Accounts payable, other	90	130	(161)	85
Accrued interest payable	(6)	(7)	(21)	(27)
Deposits due lessees	(52)	—	(52)	—
Unearned operating lease income	37	(154)	(115)	22
Net cash provided by operating activities	2,846	3,919	7,858	11,810
Investing activities:
Purchase of securities	—	—	(7)	—
Proceeds from sales of lease assets and early termination of notes	1,923	1,117	6,094	2,429
Principal payments received on direct financing leases	480	514	1,446	1,475
Principal payments received on notes receivable	61	111	194	315
Net cash provided by investing activities	2,464	1,742	7,727	4,219
Financing activities:
Borrowings under acquisition facility	—	—	—	500
Repayments under acquisition facility	—	—	—	(500)
Borrowings under non-recourse debt	—	—	2,611	—
Repayments under non-recourse debt	(1,572)	(1,239)	(4,123)	(3,685)
Repayments under receivables funding program	—	(996)	(3,308)	(3,506)
Settlement of amount due from affiliate (transfer of lease asset)	—	—	—	8
Distributions to Other Members	(5,589)	(3,493)	(12,575)	(4,806)
Distributions to Managing Member	(453)	(283)	(1,019)	(389)
Net cash used in financing activities	(7,614)	(6,011)	(18,414)	(12,378)
Net (decrease) increase in cash and cash equivalents	(2,304)	(350)	(2,829)	3,651
Cash and cash equivalents at beginning of period	8,110	5,083	8,635	1,082
Cash and cash equivalents at end of period	$5,806	$4,733	$5,806	$4,733
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$240	$394	$813	$1,311
Cash paid during the period for taxes	$2	$4	$120	$98
Schedule of non-cash transactions:
Securities acquired through conversion of warrants	$12	$—	$12	$39
Amount due from settlement of lease asset casualty	$—	$440	$—	$440

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2013. As of September 30, 2013, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2013 and 2012 and long-lived tangible assets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$13,567	94%	$15,260	92%
Canada	580	4%	664	4%
United Kingdom	355	2%	678	4%
Total International	935	6%	1,342	8%
Total	$14,502	100%	$16,602	100%

	As of September 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$34,252	95%	$43,068	94%
Canada	1,815	5%	2,581	5%
United Kingdom	37	0%	408	1%
Total International	1,852	5%	2,989	6%
Total	$36,104	100%	$46,057	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company had recorded fair value adjustments totaling $29 thousand, all of which were recorded during the first six months of 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the third quarter of 2013, the Company recorded $12 thousand of unrealized gains relative to the conversion of warrants associated with shares of a venture company. There were no such unrealized gains recorded during the prior year quarter. During the first nine months of 2013 and 2012, unrealized gains from the conversion of warrants associated with shares of certain venture companies totaled $12 thousand and $31 thousand, respectively.

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency gain	$2	$44	$34	$32
Change in fair value of interest rate swap contracts	—	38	76	138
Total	$2	$82	$110	$170

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

The Company had no notes in non-accrual status at both September 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have two notes receivable that were deemed impaired, one of which remained outstanding as of September 30, 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

One of the two impaired notes at December 31, 2012 was placed in non-accrual status in 2010, at which time, its terms was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. During 2011, the note was deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance. During the previous periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012. As of September 30, 2013, $12 thousand of the aforementioned note remains outstanding. As of the same date, the fair value of the impaired note is $0, reflecting previous valuation adjustments of $12 thousand.

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

As of September 30, 2013, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2013	$85
Year ending December 31, 2014	221
2015	166
2016	188
660
Less: portion representing unearned interest income	(68)
592
Unamortized initial direct costs	1
Less: reserve for impairment	(12)
Notes receivable, net	$581

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$—	$—	$—	$1
IDC amortization – lease assets	14	28	46	91
Total	$14	$28	$46	$92

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$102	$3	$—	$115
(Reversal of provision) provision	—	—	(85)	36	—	(49)
Balance December 31, 2012	—	10	17	39	—	66
Reversal of provision	—	—	(4)	—	—	(4)
Asset disposal	—	—	—	(27)	—	(27)
Balance September 30, 2013	$—	$10	$13	$12	$—	$35

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

As of September 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$12	$—	$12
Ending balance: individually evaluated for impairment	$12	$—	$12
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$593[1]	$11,688[2]	$12,281
Ending balance: individually evaluated for impairment	$593	$11,688	$12,281
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.
[2]	Includes $15 of unamortized initial direct costs.

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$39	$—	$39
Ending balance: individually evaluated for impairment	$39	$—	$39
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$858[3]	$13,091[4]	$13,949
Ending balance: individually evaluated for impairment	$858	$13,091	$13,949
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $1 of unamortized initial direct costs.
[4]	Includes $24 of unamortized initial direct costs.

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

At September 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$580	$85	$11,673	$13,046
Special mention	—	772	—	21
Substandard	—	—	—	—
Doubtful	12	—	—	—
Total	$592	$857	$11,673	$13,067

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	12	12	12	12	—
Total	$12	$12	$12	$12	$—

	Impaired Loans
At December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	98	98	39	132	14
Total	$98	$98	$39	$132	$14

At September 30, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (in thousands):

September 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$592	$592	$—
Finance leases	—	—	89	89	11,584	11,673	89
Total	$—	$—	$89	$89	$12,176	$12,265	$89

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$857	$857	$—
Finance leases	—	—	—	—	13,067	13,067	—
Total	$—	$—	$—	$—	$13,924	$13,924	$—

The Company had no investment in financing receivables in non-accrual status at both September 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have two notes receivable that were deemed impaired, one of which remained outstanding as of September 30, 2013. See Note 3 for further discussion.

As of September 30, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$30,988	$(3,795)	$(4,757)	$22,436
Net investment in direct financing leases	13,067	52	(1,446)	11,673
Assets held for sale or lease, net	1,891	40	—	1,931
Initial direct costs, net of accumulated amortization of $314 at September 30, 2013 and $339 at December 31, 2012	111	—	(47)	64
Total	$46,057	$(3,703)	$(6,250)	$36,104

Additions to net investment in operating leases are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $14 thousand and $28 thousand for the respective three months ended September 30, 2013 and 2012, and $46 thousand and $91 thousand for the respective nine months ended September 30, 2013 and 2012 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the respective three and nine months ended September 30, 2013, the Company deemed certain lease equipment to be impaired and, accordingly, recorded fair value adjustments of $165 thousand and $273 thousand which reduced the cost basis of the impaired equipment. By comparison, the Company recorded fair value adjustments totaling $338 thousand and $430 thousand for the respective three and nine months ended September 30, 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.4 million and $2.1 million for the respective three months ended September 30, 2013 and 2012, and was approximately $4.8 million and $7.2 million for the respective nine months ended September 30, 2013 and 2012.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of September 30, 2013 and December 31, 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance September 30, 2013
Transportation, rail	$28,292	$—	$(3,069)	$25,223
Transportation, other	22,995	—	(2,501)	20,494
Manufacturing	8,302	—	(774)	7,528
Materials handling	14,503	—	(7,348)	7,155
Aircraft	4,391	—	(1,365)	3,026
Construction	3,211	—	(969)	2,242
Petro/natural gas	2,446	—	—	2,446
Agriculture	1,140	—	(283)	857
Logging & lumber	248	—	—	248
Research	202	—	5	207
Data processing	113	—	—	113
	85,843	—	(16,304)	69,539
Less accumulated depreciation	(54,855)	(4,757)	12,509	(47,103)
Total	$30,988	$(4,757)	$(3,795)	$22,436

The average estimated residual value for assets on operating leases was 23% and 22% of the assets’ original cost at September 30, 2013 and December 31, 2012, respectively. There were no operating leases placed in non-accrual status as of September 30, 2013 and December 31, 2012.

Direct financing leases:

As of September 30, 2013, investment in direct financing leases generally consists of materials handling, mining and construction equipment. At December 31, 2012, such investment consisted of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Total minimum lease payments receivable	$14,203	$17,667
Estimated residual values of leased equipment (unguaranteed)	3,600	3,755
Investment in direct financing leases	17,803	21,422
Less unearned income	(6,130)	(8,355)
Net investment in direct financing leases	$11,673	$13,067

There were no direct financing leases placed in non-accrual status as of September 30, 2013 and December 31, 2012.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2013	$1,570	$1,240	$2,810
Year ending December 31, 2014	4,656	4,751	9,407
2015	2,100	4,507	6,607
2016	637	3,703	4,340
2017	539	2	541
2018	148	—	148
Thereafter	26	—	26
	$9,676	$14,203	$23,879

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$278	$319	$1,203	$1,242
Asset management fees to Managing Member and/or affiliates	104	145	585	619
	$382	$464	$1,788	$1,861

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At September 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $16.3 million over the remaining lease terms; and the carrying value of the pledged assets is $15.3 million. The notes mature at various dates from 2014 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2013	$1,315	$222	$1,537
Year ending December 31, 2014	5,004	704	5,708
2015	4,508	424	4,932
2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$15,319	$1,497	$16,816

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

Interest paid on the RF Program from January 2013 through its termination in April 2013 was nominal. During the three months ended September 30, 2012, the weighted average interest rate on the RF Program, including interest on the swap contracts, was 5.37%. Such weighted average interest rates were 4.63% and 5.45% during the nine months ended September 30, 2013 and 2012, respectively. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during 2012 through the date of program termination.

10. Commitments:

At September 30, 2013, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2013 and December 31, 2012. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributions declared	$—	$—	$5,589	$3,493
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.40	$0.25

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of September 30, 2013. By comparison, the fair value of the Company’s interest rate swap contracts was measured on a recurring basis as of December 31, 2012. In addition, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease assets during the first nine months

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

of 2013, and those of impaired off-lease assets, notes receivable and investment securities during the first nine months of 2012. Balances shown at September 30, 2013 and December 31, 2012 reflect the fair value of the then existing impaired assets.

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

Impaired lease and/or off-lease equipment

During the third quarter of 2013, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $165 thousand to reduce the cost basis of the equipment. This is in addition to $108 thousand of fair value adjustments recorded on impaired off-lease assets during the first six months of 2013. By comparison, the Company recorded $338 thousand and $430 thousand of fair value adjustments relative to impaired off-lease assets during the three and nine months ended September 30, 2012. There were no incremental adjustments through December 31, 2012.

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

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three and nine months ended September 30, 2013.

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

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no fair value adjustments during the three and nine months ended September 30, 2013.

During the first six months of 2012, the Company recorded fair value adjustments totaling $29 thousand. Such adjustments were supplemented by an additional $7 thousand during the fourth quarter of 2012. These adjustments to fair value were made pursuant to information indicating impairment of two investment securities. The first (a 66% adjustment in value) was for reduced operating cash flow, and the second (a 78% adjustment) was for diminished valuation evidenced by unit sales at lesser prices. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy for all measurement periods due to the significant inputs that are unobservable in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$22	$—	$—	$22

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$13	$—	$—	$13
Impaired notes receivable, net	59	—	—	59
Impaired investment securities	10	—	—	10
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	76	—	76	—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$500 – $6,000 (total of $22,400)
			Equipment Condition	Poor to Average

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for impaired loans as deemed necessary.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,806	$5,806	$—	$—	$5,806
Notes receivable, net	581	—	—	581	581
Investment in securities	84	—	—	84	84
Financial liabilities:
Non-recourse debt	15,319	—	—	15,808	15,808

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,635	$8,635	$—	$—	$8,635
Notes receivable, net	819	—	—	819	819
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	16,831	—	—	17,642	17,642
Borrowings	3,308	—	—	3,308	3,308
Interest rate swap contracts	76	—	76	—	76

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

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Company had net income of $2.4 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. The results for the third quarter of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year quarter.

Revenues

Total revenues for the third quarter of 2013 decreased by $806 thousand, or 14%, as compared to prior year period. The net reduction in total revenues was primarily a result of decreases in both operating and direct financing lease revenues and the absence of gain recognized from the settlement of a lease asset casualty during the prior year period. Such decreases were partially offset by increases in gain on sales of lease assets and early termination of notes receivable and other revenue.

Operating lease revenues decreased by $1.5 million mainly due to the impact of continued run-off and dispositions of lease assets; and, direct financing lease revenues declined by $84 thousand primarily due to run-off of the portfolio. In addition, during the third quarter of 2012, the Company realized a $350 thousand gain on settlement of a casualty claim relative to a total loss on leased equipment. There were no such gains during the current year quarter.

Partially offsetting the aforementioned decreases in revenues was a $718 thousand increase in gains on sales of lease assets and early termination of notes, and a $404 thousand increase in other revenue. The increase in gains on sales of lease assets and early termination of notes was primarily due to a period over period change in the mix of assets sold, including $633 thousand of gain relative to the sale of leased helicopters. The increase in other revenue was largely due to deferred maintenance fees collected during the current year period, and late fees charged to certain lessees.

Expenses

Total expenses for the third quarter of 2013 decreased by $1.0 million, or 29%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, and interest expense.

The decrease in depreciation expense totaled $692 thousand and was primarily a result of run-off and sales of lease assets. Impairment losses on equipment declined by $173 thousand largely due to a reduction in fair value adjustments relative to impaired materials handling and transportation equipment based on information and/or pricing quotes from third party remarketing agents. Moreover, interest expense was reduced by $131 thousand as a result of a $7.0 million net decrease in outstanding borrowings since September 30, 2012.

Other income, net

The Company recognized other income, net totaling $2 thousand and $82 thousand for the three months ended September 30, 2013 and 2012, respectively. The $80 thousand decrease in other income, net was primarily a result of a $42 thousand unfavorable change in foreign currency translation transactions and a $38 thousand unfavorable change in the fair value of interest rate swap contracts.

The unfavorable change in foreign currency translation transactions was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decrease in the value of the interest rate swaps was attributable to the termination of all interest rate swap contracts in the second quarter of 2013.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Company had net income of $6.0 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively. The results for the first nine months of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 decreased by $2.1 million, or 13%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues and the absence of gain recognized from the settlement of a lease asset casualty during the prior year period offset, in part, by increases in gain on sales of lease assets and early termination of notes receivable and other revenue.

Operating lease revenues decreased by $3.8 million mainly due to the impact of continued run-off and dispositions of lease assets. Likewise, direct financing lease revenues declined by $239 thousand primarily due to run-off of the portfolio. In addition, during the first nine months of 2012, the Company realized a $350 thousand gain on settlement of a casualty claim relative to a total loss on leased equipment. There were no such gains during the current year period.

Partially offsetting the aforementioned decreases in revenue was a $1.9 million increase in gains recognized on sales of lease assets and early termination of notes, and a $471 thousand increase in other revenue. The increase in gains on sales of lease assets and early termination of notes was primarily due to a period over period change in the mix of assets sold, including $633 thousand of gain relative to the sale of leased helicopters. The increase in other revenue was largely due to deferred maintenance fees collected during the current year period, and late fees charged to certain lessees.

Expenses

Total expenses for the first nine months of 2013 decreased by $2.9 million, or 25%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense and impairment losses on equipment offset, in part, by an increase in railcar maintenance costs.

The decrease in depreciation expense totaled $2.4 million and was primarily due to run-off and sales of lease assets since September 30, 2012. Interest expense was reduced by $416 thousand as a result of a $7.0 million net decrease in outstanding borrowings since September 30, 2012. Moreover, impairment losses on equipment declined by $157 thousand largely due to a reduction in fair value adjustments relative to impaired materials handling and transportation equipment based on information and/or pricing quotes from third party remarketing agents.

Partially offsetting the aforementioned decreases in expenses was a $201 thousand increase in railcar maintenance costs. The increase in rail maintenance costs was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear.

Other income, net

The Company recognized other income, net totaling $110 thousand and $170 thousand for the nine months ended September 30, 2013 and 2012, respectively. The $60 thousand decrease in other income, net was a result of a $62 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts partially offset by a $2 thousand favorable change in foreign currency translation transactions.

The decrease in the value of the interest rate swaps was mostly due to the termination of all swap contracts during the second quarter of 2013. Prior to its termination, the swap contracts were unfavorably impacted by the continued lower interest rate environment, which negatively affected the Company as the fixed rate payer in the swap contracts

The favorable change in foreign currency translation transactions was primarily due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At September 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $5.8 million and $8.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$2,846	$3,919	$7,858	$11,810
Investing activities	2,464	1,742	7,727	4,219
Financing activities	(7,614)	(6,011)	(18,414)	(12,378)
Net (decrease) increase in cash and cash equivalents	$(2,304)	$(350)	$(2,829)	$3,651

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $1.9 million and $1.1 million of proceeds from the sale or disposition of equipment and early termination of certain notes during each of the respective three-month periods ended September 30, 2013 and 2012.

During the same comparative periods, cash was primarily used to pay distributions to both Other Members and the Managing Member — totaling $6.0 million and $3.8 million, respectively. In addition, cash was also used to pay down $1.6 million and $2.2 million of debt during the same respective periods; and, to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $6.1 million and $2.4 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective nine-month periods ended September 30, 2013 and 2012, and utilized borrowings totaling $2.6 million and $500 thousand during the same respective periods.

Cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $13.6 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively. Cash was also used to pay down $7.4 million and $7.7 million of debt during the same respective periods; and, to pay invoices related to management fees and expenses, and other payables.

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

Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $15.3 million and $16.8 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2013

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