Form 10-K
period 2013-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2014-03-11
CIK 1186258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 13,971,486.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2013. As of December 31, 2013, 13,971,486 Units remain issued and outstanding.

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

The Company also incurred long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expected that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate, and sought to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of April 4, 2013 the amount of such securitized borrowings were repaid in full. At December 31, 2012, securitized borrowings totaled $3.3 million.

Pursuant to the terms of the Operating Agreement, AFS and its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

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

The Company has only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2013, the Company had purchased equipment with a total acquisition price of $193.8 million. The Company also had net investments in notes receivable of which $518 thousand remained outstanding at December 31, 2013.

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

During 2013, two lessees generated a significant portion of the Company’s total leasing and lending revenues (excluding gains or losses on disposition of assets). With significant defined as greater than or equal to 10%, The Sabine Mining Company’s and Wal-mart Transportation, LLC’s lease revenues to the Company approximated $2.9 million and $1.6 million, respectively, or 20% and 12%. During 2012, only The Sabine Mining Company generated more than 10% of the Company’s total leasing and lending revenues, with revenues to the Company of $3.2 million or 16%. These percentages are not expected to be comparable in future periods.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2013 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$49,467	25.52%
Transportation, other	37,956	19.58%
Transportation, rail	32,123	16.57%
Mining equipment	30,020	15.49%
Manufacturing	15,946	8.23%
Construction	13,059	6.74%
Logging and lumber	4,728	2.44%
Petro/natural gas	2,446	1.26%
Other	8,068	4.17%
	$193,813	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$38,670	19.95%
Transportation, other	25,019	12.91%
Manufacturing	20,502	10.58%
Transportation, rail	16,809	8.67%
Paper products	13,570	7.00%
Wholesale	12,887	6.65%
Retail	12,650	6.53%
Wood/Lumber products	12,331	6.36%
Health services	11,474	5.92%
Minerals/Metal products	7,200	3.71%
Food products	6,129	3.16%
Industrial machinery	6,020	3.11%
Construction	5,368	2.77%
Other	5,184	2.68%
	$193,813	100.00%

From inception to December 31, 2013, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$38,652	$8,623	$40,045
Transportation, other	14,265	1,937	15,589
Construction	10,506	4,312	11,060
Manufacturing	9,524	2,313	10,996
Mining equipment	6,009	2,506	5,235
Other	4,951	1,239	4,576
Logging and lumber	4,480	1,942	4,995
Transportation, rail	1,444	999	985
	$89,831	$23,871	$93,481

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2013 and 2012, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company has financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2013 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$8,423	45.87%
Aviation	2,680	14.60%
Storage facility	2,503	13.63%
Manufacturing	950	5.17%
Furniture/Fixtures	499	2.72%
Research	182	1.00%
Other	3,124	17.01%
	$18,361	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Business services	$5,138	27.98%
Communications	3,472	18.90%
Manufacturing	3,086	16.80%
Health services	2,708	14.75%
Air transportation	2,680	14.60%
Electronics	778	4.24%
Other	499	2.73%
	$18,361	100.00%

From inception to December 31, 2013, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$8,423	$2,182	$7,121
Other	3,124	897	2,667
Aviation	2,680	1,360	3,863
Manufacturing	950	19	1,233
Furniture/Fixtures	499	82	493
Research	182	—	210
	$15,858	$4,540	$15,587

For further information regarding the Company’s notes receivable portfolio as of December 31, 2013, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 3,299 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2013. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2013, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. And when applicable, the same was applied to loans incurred under the acquisition facility since they also bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $3.21 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The Company made semi-annual distributions in 2013 at a rate of $0.40 per Unit at both June 30, 2013 and December 31, 2013. Likewise, the Company made semi-annual distributions in 2012 at a rate of $0.25 per Unit at June 30, 2012 and $0.50 per Unit at December 31, 2012. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2013	2012
Net income per Unit, based on weighted average Units outstanding	$0.42	$0.43
Return of investment	0.38	0.32
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.80	0.75
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.80	$0.75
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ATEL Capital Equipment Fund X, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in August 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in March 2005. During 2005, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment.

The Company may continue until December 31, 2022. However, pursuant to the guidelines of the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2011. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2013	2012
Transportation	30%	31%
Mining	24%	19%
Manufacturing	17%	18%
Retail	12%	*
*	Less than 10%

During 2013, two lessees generated a significant portion of the Company’s total leasing and lending revenues (excluding gains or losses on disposition of assets). With significant defined as greater than or equal to 10%, The Sabine Mining Company’s and Wal-mart Transportation, LLC’s lease revenues to the Company approximated $2.9 million and $1.6 million, respectively, or 20% and 12%. During 2012, only The Sabine Mining Company generated more than 10% of the Company’s total leasing and lending revenues, with revenues to the Company of $3.2 million or 16%. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2003 through 2011. The utilization percentage of existing assets under lease was 90% and 92% as of December 31, 2013 and 2012, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2013 and 2012, the Company had exceeded such limitations by $144 thousand and $362 thousand, respectively. (See Note 7 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2013 versus 2012

The Company had net income of $6.8 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively. The results for 2013 reflect a decline in both total operating expenses and total revenues when compared to prior year.

Revenues

Total revenues for 2013 decreased by $3.3 million, or 15%, as compared to prior year. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues and the absence of gain recognized from the settlement of a lease asset casualty during the prior year period offset, in part, by increases in gain on sales of lease assets and early termination of notes receivable and other revenue.

Operating lease revenues decreased by $5.1 million mainly due to the impact of continued run-off and dispositions of lease assets. Likewise, direct financing lease revenues declined by $330 thousand primarily due to run-off of the portfolio. In addition, during 2012, the Company realized a $350 thousand gain on settlement of a casualty claim relative to a total loss on leased equipment. There were no such gains in 2013.

Partially offsetting the aforementioned decreases in revenue was a $2.0 million increase in gains recognized on sales of lease assets and early termination of notes, and a $514 thousand increase in other revenue. The increase in gains on sales of lease assets and early termination of notes was primarily due to a year over year change in the mix of assets sold, including $633 thousand of gain relative to the sale of leased helicopters. The increase in other revenue was largely due to deferred maintenance fees collected during the current year, late fees charged to certain lessees, and tax refunds received from the states of California and Michigan.

Expenses

Total expenses for 2013 decreased by $3.3 million, or 23%, as compared to prior year. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense and asset management fees paid to AFS offset, in part, by increases in railcar maintenance costs, impairment losses on equipment and provision for credit losses.

The decrease in depreciation expense totaled $3.1 million and was primarily due to run-off and sales of lease assets since December 31, 2012. Interest expense was reduced by $535 thousand as a result of a $6.1 million net decrease in outstanding borrowings since December 31, 2012. Moreover, asset management fees paid to AFS decreased by $106 thousand due to the continued decline in managed assets and related rents consistent with a fund in liquidation.

The aforementioned decreases in expenses were partially offset by increases in railcar maintenance costs, impairment losses on equipment and provision for credit losses totaling $215 thousand, $154 thousand and $148 thousand, respectively. The increase in rail maintenance costs was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear. The increase in impairment losses on equipment was largely due to a higher amount of fair value adjustments relative to impaired materials handling and transportation equipment based on information and/or pricing quotes from third party remarketing agents. Moreover, the higher net provision for credit losses was primarily a result of an increase in delinquent receivables coupled with a year over year decline in recovery of amounts previously reserved.

Other income, net

The Company recognized other income, net totaling $103 thousand and $206 thousand for the years ended December 31, 2013 and 2012, respectively. The $103 thousand decrease in other income, net was a result of a $97 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts and a $6 thousand decline in net gains from foreign currency translation transactions.

The decrease in the value of the interest rate swaps was mostly due to the termination of all swap contracts during the second quarter of 2013. Prior to its termination, the swap contracts were unfavorably impacted by the continued lower interest rate environment, which negatively affected the Company as the fixed rate payer in the swap contracts.

The decline in net gains from foreign currency translation transactions was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $8.5 million and $8.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$10,107	$15,849
Investing activities	9,464	6,278
Financing activities	(19,728)	(14,574)
Net (decrease) increase in cash and cash equivalents	$(157)	$7,553

2013 versus 2012

During 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $7.2 million and $3.4 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective years ended December 31, 2013 and 2012, and utilized borrowings totaling $2.7 million and $500 thousand during the same respective years. During 2012, the Fund also received $440 thousand of proceeds from the settlement of a casualty claim relative to a total loss on a leased helicopter. There were no such proceeds during 2013.

The primary uses of cash during 2013 and 2012 were to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Distributions paid totaled $13.6 million and $5.2 million for 2013 and 2012, respectively; while debt repaid totaled $8.8 million and $9.9 million for the same respective years.

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

Non-Recourse Long-Term Debt

As of December 31, 2013 and 2012, the Company had non-recourse long-term debt totaling $14.0 million and $16.8 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 11, 2014

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2013 and 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$8,478	$8,635
Accounts receivable, net of allowance for doubtful accounts of $138 at December 31, 2013 and $27 at December 31, 2012	617	749
Notes receivable, net of unearned interest income of $57 and allowance for credit losses of $0 as of December 31, 2013 and unearned interest income of $114 and allowance for credit losses of $39 as of December 31, 2012	518	819
Prepaid expenses and other assets	115	126
Investment in securities	85	65
Investments in equipment and leases, net of accumulated depreciation of $49,542 at December 31, 2013 and $64,713 at December 31, 2012	33,207	46,057
Total assets	$43,020	$56,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$728	$947
Accrued distributions to Other Members	5,589	6,986
Other	630	846
Accrued interest payable	63	91
Interest rate swap contracts	—	76
Deposits due lessees	—	52
Non-recourse debt	14,004	16,831
Receivables funding program obligation	—	3,308
Unearned operating lease income	550	618
Total liabilities	21,564	29,755
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	21,456	26,696
Total Members’ capital	21,456	26,696
Total liabilities and Members’ capital	$43,020	$56,451

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2013 and 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$11,044	$16,098
Direct financing leases	3,081	3,411
Interest on notes receivable	54	95
Gain on sales of lease assets and early termination of notes	2,935	895
Gain from settlement of lease asset casualty	—	350
Gain on sales or dispositions of securities	—	8
Unrealized gain on net exercise of warrants	12	31
Other interest	1	21
Other	767	253
Total revenues	17,894	21,162
Expenses:
Depreciation of operating lease assets	5,983	9,040
Asset management fees to Managing Member	923	1,029
Cost reimbursements to Managing Member	1,264	1,264
Amortization of initial direct costs	59	111
Interest expense	1,006	1,541
Impairment losses on equipment	584	430
Railcar maintenance	593	378
Provision (reversal of provision) for credit losses	99	(49)
Provision for losses on investment in securities	—	36
Professional fees	140	202
Franchise fees and taxes	163	118
Outside services	75	72
Other	265	305
Total operating expenses	11,154	14,477
Other income, net	103	206
Net income	$6,843	$6,891
Net income:
Managing Member	$906	$850
Other Members	5,937	6,041
	$6,843	$6,891
Net income per Limited Liability Company Unit (Other Members)	$0.42	$0.43
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013 and 2012
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	13,971,486	$31,134	$—	$31,134
Distributions to Other Members ($0.75 per Unit)	—	(10,479)	—	(10,479)
Distributions to Managing Member	—	—	(850)	(850)
Net income	—	6,041	850	6,891
Balance December 31, 2012	13,971,486	26,696	—	26,696
Distributions to Other Members ($0.80 per Unit)	—	(11,177)	—	(11,177)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	5,937	906	6,843
Balance December 31, 2013	13,971,486	$21,456	$—	$21,456

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(In Thousands)

	2013	2012
Operating activities:
Net income	$6,843	$6,891
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(2,935)	(895)
Gain from settlement of lease asset casualty	—	(350)
Depreciation of operating lease assets	5,983	9,040
Amortization of initial direct costs	59	111
Impairment losses on equipment	584	430
Provision (reversal of provision) for credit losses	99	(49)
Provision for losses on investment in securities	—	36
Change in fair value of interest rate swap contracts	(76)	(173)
Gain on sales or dispositions of securities	—	(8)
Unrealized gain on net exercise of warrants	(12)	(31)
Changes in operating assets and liabilities:
Accounts receivable	21	226
Prepaid expenses and other assets	11	(86)
Accounts payable, Managing Member	(106)	495
Accounts payable, other	(216)	316
Accrued interest payable	(28)	(41)
Deposits due lessees	(52)	—
Unearned operating lease income	(68)	(63)
Net cash provided by operating activities	10,107	15,849
Investing activities:
Purchase of securities	(8)	—
Proceeds from sales of lease assets and early termination of notes	7,247	3,446
Proceeds due from settlement of lease asset casualty	—	440
Principal payments received on direct financing leases	1,956	1,972
Principal payments received on notes receivable	269	412
Proceeds from sale of investment securities	—	8
Net cash provided by investing activities	9,464	6,278
Financing activities:
Borrowings under acquisition facility	—	500
Repayments under acquisition facility	—	(500)
Borrowings under non-recourse debt	2,693	—
Repayments under non-recourse debt	(5,520)	(5,020)
Repayments under receivables funding program	(3,308)	(4,358)
Distributions to Other Members	(12,574)	(4,806)
Distributions to Managing Member	(1,019)	(390)
Net cash used in financing activities	(19,728)	(14,574)
Net (decrease) increase in cash and cash equivalents	(157)	7,553
Cash and cash equivalents at beginning of year	8,635	1,082
Cash and cash equivalents at end of year	$8,478	$8,635
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,034	$1,582
Cash paid during the year for taxes	$120	$103
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at year-end	$453	$566
Distributions declared and payable to Other Members at year-end	$5,589	$6,986
Securities acquired through conversion of warrants	$12	$31

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2013. As of December 31, 2013, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2013 and 2012, and long-lived tangible assets as of December 31, 2013 and 2012 (dollars in thousands):

	For The Year Ended December 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$16,780	94%	$19,560	92%
Canada	724	4%	863	4%
United Kingdom	390	2%	739	4%
Total International	1,114	6%	1,602	8%
Total	$17,894	100%	$21,162	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

	As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$31,509	95%	$43,068	94%
Canada	1,675	5%	2,581	5%
United Kingdom	23	0%	408	1%
Total International	1,698	5%	2,989	6%
Total	$33,207	100%	$46,057	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the year ended December 31, 2013. By comparison, during 2012, the Company had recorded fair value adjustments totaling $36 thousand to reduce the cost basis of certain investments deemed impaired. Gains recognized on sales or dispositions of securities totaled $8 thousand for 2012. There were no such gains during 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2013 and 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2013 and 2012, the Company recorded $12 thousand and $31 thousand of unrealized gains relative to the conversion of warrants associated with shares of a venture company.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2013 and 2012, the related provision for state income taxes was approximately $163 thousand and $118 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 (in thousands):

	2013	2012
Financial statement basis of net assets	$21,456	$26,696
Tax basis of net assets (unaudited)	21,311	22,641
Difference	$145	$4,055

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net income per financial statements	$6,843	$6,891
Tax adjustments (unaudited):
Adjustment to depreciation expense	155	(2,389)
Provision for losses and doubtful accounts	111	(86)
Adjustments to revenues/other expenses	2,341	503
Adjustments to gain on sales of assets	2,814	708
Other	—	1,706
Income per federal tax return (unaudited)	$12,264	$7,333

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Change in fair value of interest rate swap contracts	$76	$173
Foreign currency gain	27	33
Total	$103	$206

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

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2013	2012
Transportation	30%	31%
Mining	24%	19%
Manufacturing	17%	18%
Retail	12%	*
*	Less than 10%

During 2013, two lessees generated a significant portion of the Company’s total leasing and lending revenues (excluding gains or losses on disposition of assets). With significant defined as greater than or equal to 10%, The Sabine Mining Company’s and Wal-Mart Transportation, LLC.’s lease revenues to the Company approximated $2.9 million and $1.6 million, respectively, or 20% and 12%. During 2012, only The Sabine Mining Company generated more than 10% of the Company’s total leasing and lending revenues, with revenues to the Company of $3.2 million or 16%.

4. Notes receivable, net:

In recent years, the Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2012, the terms of the notes receivable were from 36 to 120 months with interest rates ranging from 8.42% to 11.78% per annum. The notes were secured by the equipment financed and had maturity dates ranging from 2013 through 2016. As of December 31, 2013, only one note receivable remained. Such note has an annual interest rate of 8.51% and matures in 2016.

As of December 31, 2013, the Company had neither notes in non-accrual status nor impaired notes. By comparison, as of December 31, 2012, the Company had no notes in non-accrual status. The Company did, however, have two notes receivable that were deemed impaired as of the same date.

One of the two impaired notes at December 31, 2012 was placed in non-accrual status in 2010, at which time, its terms was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.78%. During 2011, the note was deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance. During the previous periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012 and was settled in November 2013. The Company had accumulated $12 thousand of fair value adjustments relative to the aforementioned note through its settlement date.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

a principal balance outstanding of $86 thousand. During the third quarter of 2012, all past due amounts on this note were received bringing it current at September 30, 2012; and, the note was returned to accrual status effective October 1, 2012. The note was fully settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $27 thousand.

As of December 31, 2013, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2014	$221
2015	166
2016	188
575
Less: portion representing unearned interest income	(57)
Notes receivable, net	$518

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
IDC amortization – notes receivable	$1	$1
IDC amortization – lease assets	58	110
Total	$59	$111

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$102	$3	$—	$115
(Reversal of provision) provision	—	—	(85)	36	—	(49)
Balance December 31, 2012	—	10	17	39	—	66
Provision (reversal of provision)	—	—	111	(12)	—	99
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	$—	$10	$128	$—	$—	$138

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

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

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

As of December 31, 2013 and 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$518	$11,250[1]	$11,768
Ending balance: individually evaluated for impairment	$518	$11,250	$11,768
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $13 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$39	$—	$39
Ending balance: individually evaluated for impairment	$39	$—	$39
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$858 [2]	$13,091 [3]	$13,949
Ending balance: individually evaluated for impairment	$858	$13,091	$13,949
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $1 of unamortized initial direct costs.
[3]	Includes $24 of unamortized initial direct costs.

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

Special Mention – Any traditional corporate type account with potential weaknesses (e.g., large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2013 and 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2013	2012	2013	2012
Pass	$518	$85	$11,237	$13,046
Special mention	—	772	—	21
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$518	$857	$11,237	$13,067

There were no impaired loans at December 31, 2013. As of December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
At December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	98	98	39	132	14
Total	$98	$98	$39	$132	$14

At December 31, 2013 and 2012, the investment in financing receivables is aged as follows (in thousands):

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$518	$518	$—
Finance leases	—	—	22	22	11,215	11,237	22
Total	$—	$—	$22	$22	$11,733	$11,755	$22

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$857	$857	$—
Finance leases	—	—	—	—	13,067	13,067	—
Total	$—	$—	$—	$—	$13,924	$13,924	$—

As discussed in Note 4, the Company had no notes in non-accrual status as of December 31, 2013 and 2012. As of December 31, 2012, the Company did, however, have two notes receivable that were deemed impaired, both of which have been settled by November 2013. There were no impaired notes as of December 31, 2013. See Note 4 for further discussion.

As of December 31, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$30,988	$(4,667)	$(5,983)	$20,338
Net investment in direct financing leases	13,067	126	(1,956)	11,237
Assets held for sale or lease, net	1,891	(312)	—	1,579
Initial direct costs, net of accumulated amortization of $236 at December 31, 2013 and $339 at December 31, 2012	111	—	(58)	53
Total	$46,057	$(4,853)	$(7,997)	$33,207

Additions to net investment in operating lease assets are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $58 thousand and $110 thousand for the years ended December 31, 2013 and 2012, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2013 and 2012, the Company deemed certain operating lease and off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $584 thousand and $430 thousand for the years ended December 31, 2013 and 2012, respectively, which reduced the cost basis of the equipment.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $6.0 million and $9.0 million for 2013 and 2012, respectively.

All of the leased property was acquired in the years beginning with 2003 through 2011.

As of December 31, 2013 and 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2013
Transportation, rail	$28,292	$—	$(3,242)	$25,050
Transportation, other	22,995	—	(2,621)	20,374
Materials handling	14,503	—	(8,725)	5,778
Manufacturing	8,302	—	(2,546)	5,756
Aircraft	4,391	—	(1,365)	3,026
Petro/natural gas	2,446	—	—	2,446
Construction	3,211	—	(969)	2,242
Agriculture	1,140	—	(790)	350
Logging & lumber	248	—	—	248
Research	202	—	5	207
Data processing	113	—	—	113
	85,843	—	(20,253)	65,590
Less accumulated depreciation	(54,855)	(5,983)	15,586	(45,252)
Total	$30,988	$(5,983)	$(4,667)	$20,338

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both December 31, 2013 and 2012. There were no operating leases placed in non-accrual status as of December 31, 2013 and 2012.

Direct financing leases:

As of December 31, 2013, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment. At December 31, 2012, such investment consisted of manufacturing, mining, materials handling, construction and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Total minimum lease payments receivable	$13,064	$17,667
Estimated residual values of leased equipment (unguaranteed)	3,590	3,755
Investment in direct financing leases	16,654	21,422
Less unearned income	(5,417)	(8,355)
Net investment in direct financing leases	$11,237	$13,067

There were no direct financing leases placed in non-accrual status as of December 31, 2013 and 2012.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

At December 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2014	$4,957	$4,785	$9,742
2015	2,341	4,540	6,881
2016	829	3,737	4,566
2017	632	2	634
2018	201	—	201
Thereafter	62	—	62
	$9,022	$13,064	$22,086

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

During the years ended December 31, 2013 and 2012, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$1,264	$1,264
Asset management fees to Managing Member and/or affiliates	923	1,029
	$2,187	$2,293

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $144 thousand and $362 thousand excess reimbursable administrative expenses at December 31, 2013 and 2012, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt:

At December 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $14.9 million over the remaining lease terms; and the carrying value of the pledged assets is $14.6 million. The notes mature at various dates from 2014 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2014	$5,004	$704	$5,708
2015	4,508	424	4,932
2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$14,004	$1,275	$15,279

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

10. Receivables funding program:

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program: - (continued)

The Company previously had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. As of April 4, 2013, all such agreements have terminated. As of December 31, 2012, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $3.3 million based on the difference between nominal rates ranging from 3.21% to 5.39% and a variable rate of 0.24%. No actual borrowing or lending is involved. The termination of the swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates were effectively fixed. The differential to be paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense related to the debt. The interest rate swaps were not designated as hedging instruments and were carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other (expense) income, net. The interest paid or received on the swap contracts were accrued as interest rates changed.

Interest paid on the RF Program from January 2013 through its termination in April 2013 was nominal. During 2012, the weighted average interest rate on the RF Program, including interest on the swap contracts, was 5.42%. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during 2012 through the date of program termination.

11. Commitments:

At December 31, 2013, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

13. Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2013 and 2012. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

13. Members’ capital: - (continued)

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2013	2012
Distributions declared	$11,177	$10,479
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.80	$0.75

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of December 31, 2013. By comparison, the fair value of the Company’s interest rate swap contracts was measured on a recurring basis as of December 31, 2012. In addition, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease equipment during 2013, and those of impaired off-lease equipment, notes receivable and investment securities during 2012. Balances shown at December 31, 2013 and 2012 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Interest rate swaps

The fair value of interest rate swaps was estimated using a valuation method (discounted cash flow) with inputs that were defined or that could have been corroborated by observable market data. The discounted cash flow approach utilized each swap’s notional amount, payment and termination dates, swap coupon, and the prevailing market rate and pricing data to determine the present value of the future swap payments. Accordingly, such swap contracts were classified within Level 2 of the valuation hierarchy.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

Impaired lease and/or off-lease equipment

During 2013, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $584 thousand to reduce the cost basis of the equipment. By comparison, the Company recorded $430 thousand of fair value adjustments relative to impaired off-lease assets during 2012.

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

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during 2013.

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

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no fair value adjustments to investment securities during 2013.

During 2012, the Company recorded fair value adjustments totaling $36 thousand. These adjustments to fair value were made pursuant to information indicating impairment of two investment securities. The first (a 66% adjustment in value) was for reduced operating cash flow, and the second (a 78% adjustment) was for diminished valuation evidenced by unit sales at lesser prices. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy for all measurement periods due to the significant inputs that are unobservable in the market.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$79	$—	$—	$79

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$13	$—	$—	$13
Impaired notes receivable, net	59	—	—	59
Impaired investment securities	10	—	—	10
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	76	—	76	—

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$1,000 – $25,000 (total of $79,000)
			Equipment Condition	Poor to Average

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,478	$8,478	$—	$—	$8,478
Notes receivable, net	518	—	—	518	518
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	14,004	—	—	14,409	14,409

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,635	$8,635	$—	$—	$8,635
Notes receivable, net	819	—	—	819	819
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	16,831	—	—	17,642	17,642
Borrowings	3,308	—	—	3,308	3,308
Interest rate swap contracts	76	—	76	—	76

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2013 and 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

During the years ended December 31, 2013 and 2012, the Company incurred audit fees with its principal auditors totaling $97 thousand and $123 thousand, respectively.

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

(31.1)      Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)      Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)      Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)      Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)    XBRL Instance Document

(101.SCH)   XBRL Taxonomy Extension Schema Document

(101.CAL)   XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)   XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)   XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)   XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.