Form 10-Q
period 2014-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2014-05-13
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

The number of Limited Liability Company Units outstanding as of April 30, 2014 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,816	$8,478
Accounts receivable, net of allowance for doubtful accounts of $81 at March 31, 2014 and $138 at December 31, 2013	584	617
Notes receivable, net of unearned interest income of $47 as of March 31, 2014 and unearned interest income of $57 as of December 31, 2013	473	518
Prepaid expenses and other assets	105	115
Investment in securities	85	85
Investments in equipment and leases, net of accumulated depreciation of $43,415 at March 31, 2014 and $49,542 at December 31, 2013	29,707	33,207
Total assets	$36,770	$43,020
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$96	$728
Accrued distributions to Other Members	—	5,589
Other	466	630
Accrued interest payable	58	63
Non-recourse debt	12,767	14,004
Unearned operating lease income	449	550
Total liabilities	13,836	21,564
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	22,934	21,456
Total Members’ capital	22,934	21,456
Total liabilities and Members’ capital	$36,770	$43,020

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$1,995	$3,164
Direct financing leases	700	797
Interest on notes receivable	10	16
Gain on sales of lease assets and early termination of notes	899	425
Other	23	120
Total revenues	3,627	4,522
Expenses:
Depreciation of operating lease assets	1,047	1,723
Asset management fees to Managing Member	88	124
Cost reimbursements to Managing Member	399	651
Amortization of initial direct costs	10	17
Interest expense	197	306
Impairment losses on equipment	—	20
Railcar maintenance	253	197
Reversal of provision for credit losses	(57)	(21)
Professional fees	73	76
Franchise fees and taxes	46	45
Outside services	22	23
Other	72	71
Total operating expenses	2,150	3,232
Other income, net	1	35
Net income	$1,478	$1,325
Net income:
Managing Member	$—	$—
Other Members	1,478	1,325
	$1,478	$1,325
Net income per Limited Liability Company Unit (Other Members)	$0.11	$0.09
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	13,971,486	$26,696	$—	$26,696
Distributions to Other Members ($0.80 per Unit)	—	(11,177)	—	(11,177)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	5,937	906	6,843
Balance December 31, 2013	13,971,486	21,456	—	21,456
Net income	—	1,478	—	1,478
Balance March 31, 2014 (Unaudited)	13,971,486	$22,934	$—	$22,934

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$1,478	$1,325
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(899)	(425)
Depreciation of operating lease assets	1,047	1,723
Amortization of initial direct costs	10	17
Impairment losses on equipment	—	20
Reversal of provision for credit losses	(57)	(21)
Change in fair value of interest rate swap contracts	—	(26)
Changes in operating assets and liabilities:
Accounts receivable	90	4
Prepaid expenses and other assets	10	20
Accounts payable, Managing Member	(179)	(238)
Accounts payable, other	(164)	(125)
Accrued interest payable	(5)	(8)
Unearned operating lease income	(101)	(75)
Net cash provided by operating activities	1,230	2,191
Investing activities:
Purchase of securities	—	(7)
Proceeds from sales of lease assets and early termination of notes	2,784	1,023
Principal payments received on direct financing leases	558	499
Principal payments received on notes receivable	45	73
Net cash provided by investing activities	3,387	1,588
Financing activities:
Repayments under non-recourse debt	(1,237)	(1,176)
Repayments under receivables funding program	—	(759)
Distributions to Other Members	(5,589)	(6,986)
Distributions to Managing Member	(453)	(566)
Net cash used in financing activities	(7,279)	(9,487)
Net decrease in cash and cash equivalents	(2,662)	(5,708)
Cash and cash equivalents at beginning of period	8,478	8,635
Cash and cash equivalents at end of period	$5,816	$2,927
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$202	$314
Cash paid during the period for taxes	$103	$1

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2014. As of March 31, 2014, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2014 and 2013 and long-lived tangible assets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$3,585	99%	$4,147	91%
Canada	—	0%	208	5%
United Kingdom	42	1%	167	4%
Total International	42	1%	375	9%
Total	$3,627	100%	$4,522	100%

	As of March 31,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$29,691	100%	$31,509	95%
Canada	—	0%	1,675	5%
United Kingdom	16	0%	23	0%
Total International	16	0%	1,698	5%
Total	$29,707	100%	$33,207	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2014 and December 31, 2013, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Change in fair value of interest rate swap contracts	$—	$26
Foreign currency gain	1	9
Total	$1	$35

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

In recent years, the Company has executed various notes receivable with borrowers to finance the purchase of equipment through the Company. The notes were secured by the equipment financed. As of March 31, 2014, only one note receivable remained unsettled with a net balance of $473 thousand outstanding. Such note bears an annual interest rate of 8.51% and matures in 2016.

The Company had neither notes in non-accrual status nor impaired notes at both March 31, 2014 and December 31, 2013.

During the first quarter of 2013, the Company realized a $27 thousand gain on the full settlement of an impaired note prior to its scheduled maturity. Such note was originally deemed impaired during the second quarter of 2012, for which the Company recorded a fair value adjustment of $27 thousand to reduce the cost basis of the impaired note.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2014, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2014	$166
Year ending December 31, 2015	166
2016	188
520
Less: portion representing unearned interest income	(47)
Notes receivable, net	$473

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$10	$17	$39	$—	$66
Provision (reversal of provision)	—	—	111	(12)	—	99
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	10	128	—	—	138
Provision (reversal of provision)	—	7	(64)	—	—	(57)
Balance March 31, 2014	$—	$17	$64	$—	$—	$81

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

As of March 31, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$473	$10,807[1]	$11,280
Ending balance: individually evaluated for impairment	$473	$10,807	$11,280
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $11 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$518	$11,250[2]	$11,768
Ending balance: individually evaluated for impairment	$518	$11,250	$11,768
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $13 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Pass	$473	$518	$10,796	$11,237
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$473	$518	$10,796	$11,237

At March 31, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

March 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$473	$473	$—
Finance leases	52	9	18	79	10,717	10,796	18
Total	$52	$9	$18	$79	$11,190	$11,269	$18

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$518	$518	$—
Finance leases	—	—	22	22	11,215	11,237	22
Total	$—	$—	$22	$22	$11,733	$11,755	$22

No financing receivables were impaired or in non-accrual status as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2014
Net investment in operating leases	$20,338	$(1,886)	$(1,047)	$17,405
Net investment in direct financing leases	11,237	117	(558)	10,796
Assets held for sale or lease, net	1,579	(116)	—	1,463
Initial direct costs, net of accumulated amortization of $188 at March 31, 2014 and $236 at December 31, 2013	53	—	(10)	43
Total	$33,207	$(1,885)	$(1,615)	$29,707

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impairment losses for the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company recorded fair value adjustments of $20 thousand to reduce the cost basis of impaired equipment.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.0 million and $1.7 million for the respective three months ended March 31, 2014 and 2013.

Initial direct costs amortization expense related to operating leases and direct financing leases totaled $10 thousand and $17 thousand for the same respective periods.

All of the remaining property on lease was acquired during the years 2005 through 2011.

As of March 31, 2014 and December 31, 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications, Dispositions	Balance March 31, 2014
Transportation, rail	$25,050	$—	$151	$25,201
Transportation, other	20,374	—	(2,571)	17,803
Materials handling	5,778	—	(1,274)	4,504
Aircraft	3,026	—	—	3,026
Petro/natural gas	2,446	—	—	2,446
Construction	2,242	—	(321)	1,921
Manufacturing	5,756	—	(4,368)	1,388
Agriculture	350	—	—	350
Logging & lumber	248	—	—	248
Research	207	—	(202)	5
Data processing	113	—	(113)	—
	65,590	—	(8,698)	56,892
Less accumulated depreciation	(45,252)	(1,047)	6,812	(39,487)
Total	$20,338	$(1,047)	$(1,886)	$17,405

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both March 31, 2014 and December 31, 2013. There were no operating leases placed in non-accrual status as of March 31, 2014 and December 31, 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2014, investment in direct financing leases generally consists of materials handling, mining, construction, research, computers and agriculture equipment. As of December 31, 2013, such investment consisted of materials handling, mining, construction and agriculture equipment. The components of the Company’s investment in direct financing leases as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Total minimum lease payments receivable	$12,010	$13,064
Estimated residual values of leased equipment (unguaranteed)	3,602	3,590
Investment in direct financing leases	15,612	16,654
Less unearned income	(4,816)	(5,417)
Net investment in direct financing leases	$10,796	$11,237

There were no direct financing leases placed in non-accrual status as of March 31, 2014 and December 31, 2013.

At March 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2014	$3,553	$3,586	$7,139
Year ending December 31, 2015	2,345	4,604	6,949
2016	826	3,775	4,601
2017	631	24	655
2018	200	19	219
2019	53	2	55
Thereafter	7	—	7
	$7,615	$12,010	$19,625

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$399	$651
Asset management fees to Managing Member and/or affiliates	88	124
	$487	$775

7. Non-recourse debt:

At March 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $13.5 million over the remaining lease terms; and the carrying value of the pledged assets is $13.9 million. The notes mature at various dates from 2014 through 2018.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2014	$3,767	$502	$4,269
Year ending December 31, 2015	4,508	424	4,932
2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$12,767	$1,073	$13,840

8. Receivables funding program:

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

The Company previously had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. Such interest rate swaps were not designated as hedging instruments and were carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other (expense) income, net. The interest paid or received on the swap contracts were accrued as interest rates changed. As of April 4, 2013, all such agreements have terminated.

Interest paid on the RF Program from January 2013 through its termination in April 2013 was nominal. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during the first quarter of 2013 through the date of program termination.

9. Commitments:

At March 31, 2014, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2014 and December 31, 2013. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

There were no distributions declared for the three months ended March 31, 2014 and 2013.

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. There were no non-recurring fair value adjustments as of March 31, 2014. By comparison, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease assets during 2013. Amounts at December 31, 2013 reflect the fair value of the then existing impaired assets.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

Such fair value adjustments utilized the following methodology:

Impaired lease and/or off-lease equipment

The Company had no fair value adjustments relative to impaired equipment during the three months ended March 31, 2014. During the first quarter of 2013, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $20 thousand to reduce the cost basis of the equipment. An additional $564 thousand of fair value adjustments were recorded through December 31, 2013.

The fair value adjustments recorded in 2013 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 (in thousands):

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment Equipment Condition	$1,000 – $25,000 (total of $79,000) Poor to Average

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,816	$5,816	$—	$—	$5,816
Notes receivable, net	473	—	—	473	473
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	12,767	—	—	13,111	13,111

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,478	$8,478	$—	$—	$8,478
Notes receivable, net	518	—	—	518	518
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	14,004	—	—	14,409	14,409

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

Results of Operations

The three months ended March 31, 2014 versus the three months ended March 31, 2013

The Company had net income of $1.5 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. The results for the first quarter of 2014 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2014 decreased by $895 thousand, or 20%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in both operating and direct financing lease revenues and in other revenue offset, in part, by an increase in gain on sales of lease assets and early termination of notes.

Operating lease revenues decreased by $1.2 million mainly due to the impact of continued run-off and dispositions of lease assets; and, direct financing lease revenues declined by $97 thousand primarily due to run-off of the portfolio. In addition, other revenue decreased by $97 thousand due to a period over period reduction in deferred maintenance fees associated with excess wear and tear on returned equipment.

Partially offsetting the aforementioned decreases in revenues was a $474 thousand increase in gains on sales of lease assets and early termination of notes. Such increase was largely due to the higher volume and change in the mix of assets sold.

Expenses

Total expenses for the first quarter of 2014 decreased by $1.1 million, or 33%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, cost reimbursements to the Manager and interest expense.

The decrease in depreciation expense totaled $676 thousand and was primarily a result of run-off and sales of lease assets. Cost reimbursements to the Manager declined by $252 thousand mainly due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a Fund in liquidation. Moreover, interest expense was reduced by $109 thousand as a result of a $5.4 million net decrease in outstanding borrowings since March 31, 2013.

Other income, net

The Company recognized other income, net totaling $1 thousand and $35 thousand for the three months ended March 31, 2014 and 2013, respectively. The $34 thousand decrease was primarily a result of the absence of $26 thousand of gain recognized during the first quarter of 2013 relative to the change in the fair value of the Fund’s interest rate swap contracts. Such contracts were all terminated during the second quarter of 2013.

In addition, net gains on foreign currency translation transactions declined by $8 thousand as compared to the prior year period. Such decrease was primarily due to the period over period strength of the U.S. currency against the British pound at the time of the transactions.

Capital Resources and Liquidity

At March 31, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $5.8 million and $8.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$1,230	$2,191
Investing activities	3,387	1,588
Financing activities	(7,279)	(9,487)
Net decrease in cash and cash equivalents	$(2,662)	$(5,708)

The three months ended March 31, 2014 versus the three months ended March 31, 2013

During the three months ended March 31, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $2.8 million and $1.0 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended March 31, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member – totaling $6.0 million and $7.6 million. In addition, cash was also used to pay down $1.2 million and $1.9 million of debt during the respective three months ended March 31, 2014 and 2013; and, to pay invoices related to management fees and expenses, and other payables.

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

The Company previously had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. As of April 4, 2013, all such agreements also have terminated. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during the first quarter of 2013 through the date of program termination.

Non-Recourse Long-Term Debt

As of March 31, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $12.8 million and $14.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 7 and 8 in Item 1. Financial Statements (Unaudited).

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s critical accounting policies since December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2014

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