Form 10-Q
period 2014-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2014-08-14
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2014
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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,645	$8,478
Accounts receivable, net of allowance for doubtful accounts of $5 at June 30, 2014 and $138 at December 31, 2013	611	617
Notes receivable, net of unearned interest income of $37 as of June 30, 2014 and $57 as of December 31, 2013	427	518
Prepaid expenses and other assets	97	115
Investment in securities	85	85
Investments in equipment and leases, net of accumulated depreciation of $41,945 at June 30, 2014 and $49,542 at December 31, 2013	27,811	33,207
Total assets	$36,676	$43,020
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$600	$728
Accrued distributions to Other Members	5,589	5,589
Other	385	630
Accrued interest payable	53	63
Non-recourse debt	11,506	14,004
Unearned operating lease income	392	550
Total liabilities	18,525	21,564
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	18,151	21,456
Total Members’ capital	18,151	21,456
Total liabilities and Members’ capital	$36,676	$43,020

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$1,791	$3,107	$3,786	$6,271
Direct financing leases	656	788	1,356	1,585
Interest on notes receivable	10	14	20	30
Gain on sales of lease assets and early termination of notes	353	1,167	1,252	1,592
Gain on sales or dispositions of securities	73	—	73	—
Other	20	42	43	162
Total revenues	2,903	5,118	6,530	9,640
Expenses:
Depreciation of operating lease assets	920	1,613	1,967	3,336
Asset management fees to Managing Member	163	357	251	481
Cost reimbursements to Managing Member	198	274	597	925
Amortization of initial direct costs	8	15	18	32
Interest expense	179	252	376	558
Impairment losses on equipment	4	88	4	108
Railcar maintenance	96	137	349	334
Reversal of provision for credit losses	(76)	(4)	(133)	(25)
Professional fees	21	19	94	95
Franchise fees and taxes	46	46	92	91
Outside services	18	19	40	42
Other	67	58	139	129
Total operating expenses	1,644	2,874	3,794	6,106
Other income, net	—	73	1	108
Net income	$1,259	$2,317	$2,737	$3,642
Net income:
Managing Member	$453	$453	$453	$453
Other Members	806	1,864	2,284	3,189
	$1,259	$2,317	$2,737	$3,642
Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.13	$0.16	$0.23
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	13,971,486	$26,696	$—	$26,696
Distributions to Other Members ($0.80 per Unit)	—	(11,177)	—	(11,177)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	5,937	906	6,843
Balance December 31, 2013	13,971,486	21,456	—	21,456
Distributions to Other Members ($0.40 per Unit)	—	(5,589)	—	(5,589)
Distributions to Managing Member	—	—	(453)	(453)
Net income	—	2,284	453	2,737
Balance June 30, 2014 (Unaudited)	13,971,486	$18,151	$—	$18,151

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net income	$1,259	$2,317	$2,737	$3,642
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(353)	(1,167)	(1,252)	(1,592)
Gain on sales or dispositions of securities	(73)	—	(73)	—
Depreciation of operating lease assets	920	1,613	1,967	3,336
Amortization of initial direct costs	8	15	18	32
Impairment losses on equipment	4	88	4	108
Reversal of provision for credit losses	(76)	(4)	(133)	(25)
Change in fair value of interest rate swap contracts	—	(50)	—	(76)
Changes in operating assets and liabilities:
Accounts receivable	122	35	212	39
Prepaid expenses and other assets	8	9	18	29
Accounts payable, Managing Member	51	175	(128)	(63)
Accounts payable, other	(81)	(126)	(245)	(251)
Accrued interest payable	(5)	(7)	(10)	(15)
Unearned operating lease income	(57)	(77)	(158)	(152)
Net cash provided by operating activities	1,727	2,821	2,957	5,012
Investing activities:
Purchase of securities	—	—	—	(7)
Proceeds from sales of lease assets and early termination of notes	737	3,148	3,521	4,171
Principal payments received on direct financing leases	580	467	1,138	966
Principal payments received on notes receivable	46	60	91	133
Net cash provided by investing activities	1,363	3,675	4,750	5,263
Financing activities:
Borrowings under non-recourse debt	—	2,611	—	2,611
Repayments under non-recourse debt	(1,261)	(1,375)	(2,498)	(2,551)
Repayments under receivables funding program	—	(2,549)	—	(3,308)
Distributions to Other Members	—	—	(5,589)	(6,986)
Distributions to Managing Member	—	—	(453)	(566)
Net cash used in financing activities	(1,261)	(1,313)	(8,540)	(10,800)

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net increase (decrease) in cash and cash equivalents	1,829	5,183	(833)	(525)
Cash and cash equivalents at beginning of period	5,816	2,927	8,478	8,635
Cash and cash equivalents at end of period	$7,645	$8,110	$7,645	$8,110
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$184	$259	$386	$573
Cash paid during the period for taxes	$50	$117	$153	$118
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at period-end	$453	$453	$453	$453
Distributions declared and payable to Other Members at period-end	$5,589	$5,589	$5,589	$5,589

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2014. As of June 30, 2014, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2014 and 2013 and long-lived tangible assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$6,461	99%	$8,870	92%
Canada	—	0%	415	4%
United Kingdom	69	1%	355	4%
Total International	69	1%	770	8%
Total	$6,530	100%	$9,640	100%

	As of June 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$27,811	100%	$31,509	95%
Canada	—	0%	1,675	5%
United Kingdom	—	0%	23	0%
Total International	—	0%	1,698	5%
Total	$27,811	100%	$33,207	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2014 and December 31, 2013, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the three months ended June 30, 2014, the Company realized gains of $73 thousand on the net exercise of certain warrants. Such amount also represents total gain for the six months ended June 30, 2014. There was no net exercise of warrants during the three and six months ended June 30, 2013.

Other income, net:

Other income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Change in fair value of interest rate swap contracts	$—	$50	$—	$76
Foreign currency gain	—	23	1	32
Total	$—	$73	$1	$108

The Company had no other income or loss, net during the second quarter of 2014 as the Fund’s interest rate swap contracts terminated during the second quarter of 2013; and the leases that required foreign exchange translation transactions terminated during the first quarter of 2014.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2014, only one note receivable remained unsettled with a net balance of $427 thousand outstanding. Such note bears an annual interest rate of 8.51% and matures in 2016.

The Company had neither notes in non-accrual status nor impaired notes at both June 30, 2014 and December 31, 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

During the first quarter of 2013, the Company realized a $27 thousand gain on the full settlement of an impaired note prior to its scheduled maturity. Such note was originally deemed impaired during the second quarter of 2012, for which the Company recorded a fair value adjustment of $27 thousand to reduce the cost basis of the impaired note. There have been no additional early terminations of notes receivable subsequent to the first quarter of 2013.

As of June 30, 2014, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2014	$110
Year ending December 31, 2015	166
2016	188
464
Less: portion representing unearned interest income	(37)
Notes receivable, net	$427

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$10	$17	$39	$—	$66
Provision (reversal of provision)	—	—	111	(12)	—	99
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	10	128	—	—	138
Reversal of provision	—	(10)	(123)	—	—	(133)
Balance June 30, 2014	$—	$—	$5	$—	$—	$5

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

As of June 30, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$427	$10,224[1]	$10,651
Ending balance: individually evaluated for impairment	$427	$10,224	$10,651
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $9 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$427	$518	$10,215	$11,237
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$427	$518	$10,215	$11,237

At June 30, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

June 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$427	$427	$—
Finance leases	51	13	—	64	10,151	10,215	—
Total	$51	$13	$—	$64	$10,578	$10,642	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$518	$518	$—
Finance leases	—	—	22	22	11,215	11,237	22
Total	$—	$—	$22	$22	$11,733	$11,755	$22

No financing receivables were impaired or in non-accrual status as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$20,338	$(2,298)	$(1,957)	$16,083
Net investment in direct financing leases	11,237	116	(1,138)	10,215
Assets held for sale or lease, net	1,579	(92)	(10)	1,477
Initial direct costs, net of accumulated amortization of $184 at June 30, 2014 and $236 at December 31, 2013	53	—	(17)	36
Total	$33,207	$(2,274)	$(3,122)	$27,811

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended June 30, 2014, the Company deemed certain lease equipment to be impaired and recorded fair value adjustments of $4 thousand to reduce the cost basis of the impaired equipment. Such amount also represents total impairment loss for the six months ended June 30, 2014. By comparison, the Company recorded fair value adjustments totaling $88 thousand and $108 thousand for the respective three and six month-periods ended June 30, 2013.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $920 thousand and $1.6 million for the respective three months ended June 30, 2014 and 2013, and was approximately $2.0 million and $3.3 million for the respective six months ended June 30, 2014 and 2013.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $8 thousand and $15 thousand for the respective three months ended June 30, 2014 and 2013, and $18 thousand and $32 thousand for the respective six months ended June 30, 2014 and 2013.

All of the remaining property on lease was acquired during the years 2005 through 2011.

As of June 30, 2014 and December 31, 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications, Dispositions	Balance June 30, 2014
Transportation, rail	$25,050	$—	$279	$25,329
Transportation, other	20,374	—	(5,387)	14,987
Materials handling	5,778	—	(1,943)	3,835
Aircraft	3,026	—	—	3,026
Petro/natural gas	2,446	—	—	2,446
Construction	2,242	—	(321)	1,921
Manufacturing	5,756	—	(5,132)	624
Agriculture	350	—	—	350
Research	207	—	(202)	5
Logging & lumber	248	—	(248)	—
Data processing	113	—	(113)	—
	65,590	—	(13,067)	52,523
Less accumulated depreciation	(45,252)	(1,957)	10,769	(36,440)
Total	$20,338	$(1,957)	$(2,298)	$16,083

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 23% and 22% of the assets’ original cost at June 30, 2014 and December 31, 2013, respectively. There were no operating leases placed in non-accrual status as of June 30, 2014 and December 31, 2013.

Direct financing leases:

As of June 30, 2014, investment in direct financing leases generally consists of materials handling, mining, construction, research, computers and agriculture equipment. As of December 31, 2013, such investment consisted of materials handling, mining, construction and agriculture equipment.

The components of the Company’s investment in direct financing leases as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Total minimum lease payments receivable	$10,791	$13,064
Estimated residual values of leased equipment (unguaranteed)	3,588	3,590
Investment in direct financing leases	14,379	16,654
Less unearned income	(4,164)	(5,417)
Net investment in direct financing leases	$10,215	$11,237

There were no direct financing leases placed in non-accrual status as of June 30, 2014 and December 31, 2013.

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2014	$2,326	$2,357	$4,683
Year ending December 31, 2015	2,361	4,612	6,973
2016	826	3,777	4,603
2017	630	24	654
2018	199	19	218
2019	53	2	55
Thereafter	7	—	7
	$6,402	$10,791	$17,193

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$198	$274	$597	$925
Asset management fees to Managing Member and/or affiliates	163	357	251	481
	$361	$631	$848	$1,406

7. Non-recourse debt:

At June 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $11.7 million over the remaining lease terms; and the carrying value of the pledged assets is $13.1 million. The notes mature at various dates from 2014 through 2018.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2014	$2,506	$317	$2,823
Year ending December 31, 2015	4,508	424	4,932
2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$11,506	$888	$12,394

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

9. Commitments:

At June 30, 2014, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2014 and December 31, 2013. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions declared	$5,589	$5,589	$5,589	$5,589
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$0.40	$0.40	$0.40	$0.40

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. However, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets during the first six months of 2014, and those of impaired lease and off-lease assets during 2013. Amounts at June 30, 2014 and December 31, 2013 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired lease and/or off-lease equipment

During the second quarter of 2014, the Company deemed certain lease equipment to be impaired and recorded fair value adjustments of $4 thousand to reduce the cost basis of the impaired equipment. Such amount also represents total impairment loss for the six months ended June 30, 2014. By comparison, the Company recorded fair value adjustments totaling $88 thousand and $108 thousand for the respective three and six month-periods ended June 30, 2013. An additional $476 thousand of fair value adjustments were recorded through December 31, 2013. The fair value adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$4	$—	$—	$4

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$79	$—	$—	$79

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2014 and December 31, 2013:

June 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$500 (total of $3,500)
			Equipment Condition	Poor to Average

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$1,000 – $25,000 (total of $79,000)
			Equipment Condition	Poor to Average

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,645	$7,645	$—	$—	$7,645
Notes receivable, net	427	—	—	427	427
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	11,506	—	—	11,808	11,808

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,478	$8,478	$—	$—	$8,478
Notes receivable, net	518	—	—	518	518
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	14,004	—	—	14,409	14,409

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

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company had net income of $1.3 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively. The results for the second quarter of 2014 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 decreased by $2.2 million, or 43%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in operating lease revenues, gain on sales of lease assets and early termination of notes, and direct financing lease revenues offset, in part, by a gain on sales or disposition of securities.

The decline in operating lease revenues totaled $1.3 million and was mainly a result of run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes was reduced by $814 thousand due to a change in the mix of assets sold; and, direct financing lease revenues declined by $132 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $73 thousand gain on sales or dispositions of securities and warrants. Such gain was solely related to the net exercise of certain warrants during the current year quarter.

Expenses

Total expenses for the second quarter of 2014 decreased by $1.2 million, or 43%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, asset management fees paid to AFS, impairment losses on equipment, cost reimbursements to AFS, interest expense, and the provision for credit losses.

The decrease in depreciation expense totaled $693 thousand and was primarily a result of run-off and dispositions of lease assets. Asset management fees paid to AFS was reduced by $194 thousand due to the continued decline in managed assets and related rents. Impairment losses declined by $84 thousand primarily due to a lower amount of fair value adjustments relative to impaired materials handling and transportation equipment based on information and/or pricing quotes from third party remarketing agents.

Moreover, cost reimbursements to AFS declined by $76 thousand mainly due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a Fund in liquidation. Interest expense was reduced by $73 thousand as a result of a $5.4 million decrease in outstanding borrowings since June 30, 2013; and, the provision for credit losses decreased by $72 thousand primarily as a result of a decline in delinquent receivables coupled with a period over period increase in recovery of amounts previously reserved.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company had net income of $2.7 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively. The results for the first half of 2014 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 decreased by $3.1 million, or 32%, as compared to the prior year period. The net decline in total revenues was primarily attributable to decreases in operating lease revenues, gains on sales of lease assets and early termination of notes, direct financing lease revenues and other revenue. Such decreases in revenues were partially offset by a gain on sales or disposition of securities.

The reduction in operating lease revenues totaled $2.5 million and was primarily a result of run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes was reduced by $340 thousand due to a change in the mix of assets sold; and, direct financing lease revenues declined by $229 thousand primarily due to run-off of the portfolio. In addition, other revenue decreased by $119 thousand as the prior year period amounts included fees collected for additional wear and tear on certain returned equipment.

Partially offsetting the aforementioned decreases in revenues was a $73 thousand gain on sales or dispositions of securities and warrants. Such gain was solely related to the net exercise of certain warrants during the current year period.

Expenses

Total expenses for the first half of 2014 decreased by $2.3 million, or 38%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in depreciation expense, cost reimbursements to AFS, asset management fees paid to AFS, interest expense, the provision for credit losses, and impairment losses on equipment.

The decrease in depreciation expense totaled $1.4 million and was primarily attributable to run-off and dispositions of lease assets. Cost reimbursements to AFS declined by $328 thousand mainly due to lower costs allocated by the Manager based on the Company’s declining asset base and operations. Asset management fees paid to AFS was reduced by $230 thousand due to the continued decline in managed assets and related rents.

Moreover, interest expense decreased by $182 thousand as a result of a $5.4 million decrease in outstanding borrowings since June 30, 2013; and, the provision for credit losses decreased by $108 thousand largely due to a decline in delinquent receivables coupled with a period over period increase in recovery of amounts previously reserved. Finally, impairment losses declined by $104 thousand primarily due to a lower amount of fair value adjustments relative to impaired materials handling and transportation equipment based on information and/or pricing quotes from third party remarketing agents.

Capital Resources and Liquidity

At June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $7.6 million and $8.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$1,727	$2,821	$2,957	$5,012
Investing activities	1,363	3,675	4,750	5,263
Financing activities	(1,261)	(1,313)	(8,540)	(10,800)
Net increase (decrease) in cash and cash equivalents	$1,829	$5,183	$(833)	$(525)

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $737 thousand and $3.1 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended June 30, 2014 and 2013. During the second quarter of 2013, the Company also utilized borrowings totaling $2.6 million.

During the same respective periods, cash was primarily used to pay down $1.3 million and $3.9 million of debt and to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $3.5 million and $4.2 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective six-month periods ended June 30, 2014 and 2013. During the first half of 2013, the Company utilized borrowings totaling $2.6 million.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member – totaling $6.0 million and $7.6 million. Cash was also used to pay down $2.5 million and $5.9 million of debt during the respective six months ended June 30, 2014 and 2013 and, to pay invoices related to management fees and expenses, and other payables.

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

Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $11.5 million and $14.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2014

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