Form 10-Q
period 2014-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2014-11-13
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2014
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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	Septmber 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,102	$8,478
Accounts receivable, net of allowance for doubtful accounts of $12 at September 30, 2014 and $138 at December 31, 2013	516	617
Notes receivable, net of unearned interest income of $29 as of September 30, 2014 and $57 as of December 31, 2013	380	518
Prepaid expenses and other assets	118	115
Investment in securities	85	85
Investments in equipment and leases, net of accumulated depreciation of $41,854 at September 30, 2014 and $49,542 at December 31, 2013	26,062	33,207
Total assets	$30,263	$43,020
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$66	$728
Accrued distributions to Other Members	—	5,589
Other	406	630
Accrued interest payable	48	63
Non-recourse debt	10,257	14,004
Unearned operating lease income	374	550
Total liabilities	11,151	21,564
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	19,112	21,456
Total Members’ capital	19,112	21,456
Total liabilities and Members’ capital	$30,263	$43,020

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$1,732	$2,521	$5,518	$8,792
Direct financing leases	626	766	1,982	2,351
Interest on notes receivable	8	13	28	43
Gain on sales of lease assets and early termination of notes	214	1,027	1,466	2,619
Gain on sales or dispositions of securities	1	—	74	—
Unrealized gain on net exercise of warrants	—	12	—	12
Other	4	523	47	685
Total revenues	2,585	4,862	9,115	14,502
Expenses:
Depreciation of operating lease assets	881	1,421	2,848	4,757
Asset management fees to Managing Member	118	104	369	585
Cost reimbursements to Managing Member	205	278	802	1,203
Amortization of initial direct costs	7	14	25	46
Interest expense	163	234	539	792
Impairment losses on equipment	—	165	4	273
Railcar maintenance	108	124	457	458
Provision for (reversal of) credit losses	7	21	(126)	(4)
Professional fees	12	28	106	123
Franchise fees and taxes	55	36	147	127
Outside services	13	16	53	58
Other	56	72	195	201
Total operating expenses	1,625	2,513	5,419	8,619
Other income, net	1	2	2	110
Net income	$961	$2,351	$3,698	$5,993
Net income:
Managing Member	$—	$—	$453	$453
Other Members	961	2,351	3,245	5,540
	$961	$2,351	$3,698	$5,993
Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.17	$0.23	$0.40
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	13,971,486	$26,696	$—	$26,696
Distributions to Other Members ($0.80 per Unit)	—	(11,177)	—	(11,177)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	5,937	906	6,843
Balance December 31, 2013	13,971,486	21,456	—	21,456
Distributions to Other Members ($0.40 per Unit)	—	(5,589)	—	(5,589)
Distributions to Managing Member	—	—	(453)	(453)
Net income	—	3,245	453	3,698
Balance September 30, 2014 (Unaudited)	13,971,486	$19,112	$—	$19,112

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income	$961	$2,351	$3,698	$5,993
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(214)	(1,027)	(1,466)	(2,619)
Gain on sales or dispositions of securities	(1)	—	(74)	—
Depreciation of operating lease assets	881	1,421	2,848	4,757
Amortization of initial direct costs	7	14	25	46
Impairment losses on equipment	—	165	4	273
Provision for (reversal of) credit losses	7	21	(126)	(4)
Change in fair value of interest rate swap contracts	—	—	—	(76)
Unrealized gain on net exercise of warrants	—	(12)	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	15	65	227	104
Prepaid expenses and other assets	(21)	(27)	(3)	2
Accounts payable, Managing Member	(81)	(194)	(209)	(257)
Accounts payable, other	21	90	(224)	(161)
Accrued interest payable	(5)	(6)	(15)	(21)
Deposits due lessees	—	(52)	—	(52)
Unearned operating lease income	(18)	37	(176)	(115)
Net cash provided by operating activities	1,552	2,846	4,509	7,858
Investing activities:
Purchase of securities	—	—	—	(7)
Proceeds from sales of lease assets and early termination of notes	508	1,923	4,029	6,094
Proceeds from sales or dispositions of securities	74	—	74	—
Principal payments received on direct financing leases	567	480	1,705	1,446
Principal payments received on notes receivable	47	61	138	194
Net cash provided by investing activities	1,196	2,464	5,946	7,727
Financing activities:
Borrowings under non-recourse debt	—	—	—	2,611
Repayments under non-recourse debt	(1,249)	(1,572)	(3,747)	(4,123)
Repayments under receivables funding program	—	—	—	(3,308)
Distributions to Other Members	(5,589)	(5,589)	(11,178)	(12,575)
Distributions to Managing Member	(453)	(453)	(906)	(1,019)
Net cash used in financing activities	(7,291)	(7,614)	(15,831)	(18,414)

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net decrease in cash and cash equivalents	(4,543)	(2,304)	(5,376)	(2,829)
Cash and cash equivalents at beginning of period	7,645	8,110	8,478	8,635
Cash and cash equivalents at end of period	$3,102	$5,806	$3,102	$5,806
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$168	$240	$554	$813
Cash paid during the period for taxes	$8	$2	$161	$120
Schedule of non-cash transactions:
Securities acquired through conversion of warrants	$—	$12	$—	$12

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2014. As of September 30, 2014, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 5. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2014 and 2013 and long-lived tangible assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$9,041	99%	$13,567	94%
Canada	—	0%	580	4%
United Kingdom	74	1%	355	2%
Total International	74	1%	935	6%
Total	$9,115	100%	$14,502	100%

	As of September 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$26,062	100%	$31,509	95%
Canada	—	0%	1,675	5%
United Kingdom	—	0%	23	0%
Total International	—	0%	1,698	5%
Total	$26,062	100%	$33,207	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2014 and December 31, 2013, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the respective three and nine months ended September 30, 2014, the Company realized gains of $1 thousand and $74 thousand on the net exercise of warrants. There were no such gains realized during the three and nine months ended September 30, 2013. During the third quarter of 2013, the Company recorded $12 thousand of unrealized gains relative to the conversion of warrants associated with shares of a venture company. Such amount also represents total unrealized gains for the nine months ended September 30, 2013. There were no unrealized gains recorded during the three and nine months ended September 30, 2014.

Other income, net:

The table below details the Company’s other income, net for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency gain	$1	$2	$2	$34
Change in fair value of interest rate swap contracts	—	—	—	76
Total	$1	$2	$2	$110

The Company had no other income or loss, net related to interest rate swap contracts during the three and nine months ended September 30, 2014 as all such contracts terminated during the second quarter of 2013.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of September 30, 2014, only one note receivable remained unsettled with a net balance of $380 thousand outstanding. Such note bears an annual interest rate of 8.51% and matures in 2016.

The Company had neither notes in non-accrual status nor impaired notes at both September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2014	$55
Year ending December 31, 2015	166
2016	188
409
Less: portion representing unearned interest income	(29)
Notes receivable, net	$380

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$10	$17	$39	$—	$66
Provision (reversal of provision)	—	—	111	(12)	—	99
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	10	128	—	—	138
Reversal of provision	—	(5)	(121)	—	—	(126)
Balance September 30, 2014	$—	$5	$7	$—	$—	$12

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

As of September 30, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$380	$9,623[1]	$10,003
Ending balance: individually evaluated for impairment	$380	$9,623	$10,003
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $7 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pass	$380	$518	$9,616	$11,237
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$380	$518	$9,616	$11,237

At September 30, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

September 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$380	$380	$—
Finance leases	—	—	8	8	9,608	9,616	8
Total	$—	$—	$8	$8	$9,988	$9,996	$8

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$518	$518	$—
Finance leases	—	—	22	22	11,215	11,237	22
Total	$—	$—	$22	$22	$11,733	$11,755	$22

No financing receivables were impaired or in non-accrual status as of September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$20,338	$(2,429)	$(2,847)	$15,062
Net investment in direct financing leases	11,237	84	(1,705)	9,616
Assets held for sale or lease, net	1,579	(222)	(1)	1,356
Initial direct costs, net of accumulated amortization of $183 at September 30, 2014 and $236 at December 31, 2013	53	—	(25)	28
Total	$33,207	$(2,567)	$(4,578)	$26,062

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, the Company recorded $4 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease equipment during the first nine months of 2014, none of which was related to the third quarter. By comparison, the Company recorded fair value adjustments totaling $165 thousand and $273 thousand for the respective three and nine month-periods ended September 30, 2013.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $881 thousand and $1.4 million for the respective three months ended September 30, 2014 and 2013, and was approximately $2.8 million and $4.8 million for the respective nine months ended September 30, 2014 and 2013.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $7 thousand and $14 thousand for the respective three months ended September 30, 2014 and 2013, and $25 thousand and $46 thousand for the respective nine months ended September 30, 2014 and 2013.

All of the remaining property on lease was acquired during the years 2005 through 2011.

As of September 30, 2014 and December 31, 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Transportation, rail	$25,050	$—	$399	$25,449
Transportation, other	20,374	—	(5,392)	14,982
Materials handling	5,778	—	(2,173)	3,605
Aircraft	3,026	—	—	3,026
Petro/natural gas	2,446	—	—	2,446
Construction	2,242	—	(850)	1,392
Manufacturing	5,756	—	(5,132)	624
Agriculture	350	—	—	350
Research	207	—	(207)	—
Logging & lumber	248	—	(248)	—
Data processing	113	—	(113)	—
	65,590	—	(13,716)	51,874
Less accumulated depreciation	(45,252)	(2,847)	11,287	(36,812)
Total	$20,338	$(2,847)	$(2,429)	$15,062

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at both September 30, 2014 and December 31, 2013. There were no operating leases placed in non-accrual status as of September 30, 2014 and December 31, 2013.

Direct financing leases:

As of September 30, 2014, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment, and computers. As of December 31, 2013, such investment consisted of materials handling, mining, construction and agriculture equipment.

The components of the Company’s investment in direct financing leases as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$9,645	$13,064
Estimated residual values of leased equipment (unguaranteed)	3,576	3,590
Investment in direct financing leases	13,221	16,654
Less unearned income	(3,605)	(5,417)
Net investment in direct financing leases	$9,616	$11,237

There were no direct financing leases placed in non-accrual status as of September 30, 2014 and December 31, 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2014	$1,104	$1,180	$2,284
Year ending December 31, 2015	2,413	4,642	7,055
2016	899	3,797	4,696
2017	703	26	729
2018	272	—	272
2019	88	—	88
Thereafter	7	—	7
	$5,486	$9,645	$15,131

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Aircraft	20 – 30
Manufacturing	10 – 15
Petro/natural gas	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Logging & lumber	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10
Research	5 – 7
Data processing	3 – 5

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$205	$278	$802	$1,203
Asset management fees to Managing Member and/or affiliates	118	104	369	585
	$323	$382	$1,171	$1,788

7. Non-recourse debt:

At September 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $10.6 million over the remaining lease terms; and the carrying value of the pledged assets is $12.4 million. The notes mature at various dates from 2015 through 2018.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2014	$1,257	$150	$1,407
Year ending December 31, 2015	4,508	424	4,932
2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$10,257	$721	$10,978

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

9. Commitments:

At September 30, 2014, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2014 and December 31, 2013. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions declared	$—	$—	$5,589	$5,589
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.40	$0.40

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. However, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets during the first nine months of 2014. None of such

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

adjustments were related to the third quarter. During 2013, non-recurring fair value adjustments were recorded on both impaired lease and off-lease assets. As of September 30, 2014, off-lease assets impaired during 2014 had been disposed. Amounts at December 31, 2013 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired lease and/or off-lease equipment

During the first nine months of 2014, the Company deemed certain lease equipment to be impaired and recorded fair value adjustments of $4 thousand to reduce the cost basis of the impaired equipment. None of such adjustments were related to the third quarter. By comparison, the Company recorded fair value adjustments totaling $165 thousand and $273 thousand for the respective three and nine month-periods ended September 30, 2013. An additional $311 thousand of fair value adjustments were recorded through December 31, 2013. The fair value adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As of September 30, 2014, off-lease assets impaired during 2014 had been disposed.

The table below presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 (in thousands):

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,102	$3,102	$—	$—	$3,102
Notes receivable, net	380	—	—	380	380
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	10,257	—	—	10,499	10,499

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,478	$8,478	$—	$—	$8,478
Notes receivable, net	518	—	—	518	518
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	14,004	—	—	14,409	14,409

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

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company had net income of $961 thousand and $2.4 million for the three months ended September 30, 2014 and 2013, respectively. The results for the third quarter of 2014 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 decreased by $2.3 million, or 47%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in gain on sales of lease assets and early termination of notes, operating lease revenues, other revenue and direct financing lease revenues.

Gain on sales of lease assets and early termination of notes decreased by $813 thousand largely due to a $633 thousand prior year period gain on the sale of leased helicopters, and a period over period change in the mix of assets sold. Operating lease revenues declined by $789 thousand primarily due to continued run-off and dispositions of lease assets; and, other revenue was lower by $519 thousand due to a period over period decrease in deferred maintenance fees and late fees charged to certain lessees. Finally, direct financing lease revenues decreased by $140 thousand primarily due to run-off of the portfolio.

Expenses

Total expenses for the third quarter of 2014 decreased by $888 thousand, or 35%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, cost reimbursements to AFS and interest expense.

The decrease in depreciation expense totaled $540 thousand and was primarily a result of run-off and dispositions of lease assets. Impairment losses declined by $165 thousand primarily due to a lower amount of fair value adjustments relative to impaired materials handling equipment and vehicles based on information and/or pricing quotes from third party remarketing agents.

Moreover, cost reimbursements to AFS declined by $73 thousand mainly due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a Fund in liquidation; and, interest expense decreased by $71 thousand as a result of a $5.1 million decrease in outstanding borrowings since September 30, 2013.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company had net income of $3.7 million and $6.0 million for the nine months ended September 30, 2014 and 2013, respectively. The results for the first nine months of 2014 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 decreased by $5.4 million, or 37%, as compared to the prior year period. The net decline in total revenues was primarily attributable to decreases in operating lease revenues, gains on sales of lease assets and early termination of notes, other revenue and direct financing lease revenues. Such decreases in revenues were partially offset by a gain on sales or disposition of securities.

The reduction in operating lease revenues totaled $3.3 million and was primarily a result of run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes decreased by $1.2 million largely due to a $633 thousand prior year period gain on the sale of leased helicopters, and a period over period change in the mix of assets sold. Other revenue declined by $638 thousand due to a period over period decrease in deferred maintenance fees and late fees charged to certain lessees; and, direct financing lease revenues decreased by $369 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $74 thousand gain on sales or dispositions of securities and warrants. Such gain was solely related to the net exercise of certain warrants during the current year period.

Expenses

Total expenses for the first nine months of 2014 decreased by $3.2 million, or 37%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in depreciation expense, cost reimbursements to AFS, impairment losses on equipment, interest expense, asset management fees paid to AFS and the provision for credit losses.

The decrease in depreciation expense totaled $1.9 million and was primarily attributable to run-off and dispositions of lease assets. Cost reimbursements to AFS declined by $401 thousand mainly due to lower costs allocated by the Manager based on the Company’s declining asset base and operations. Impairment losses decreased by $269 thousand primarily due to a lower amount of fair value adjustments relative to impaired materials handling equipment and vehicles based on information and/or pricing quotes from third party remarketing agents.

In addition, interest expense decreased by $253 thousand as a result of a $5.1 million decrease in outstanding borrowings since September 30, 2013. Asset management fees paid to AFS were lower by $216 thousand due to the continued decline in managed assets and related rents; and, the provision for credit losses decreased by $122 thousand largely due to a reduction in delinquent receivables coupled with a period over period increase in recovery of amounts previously reserved.

Capital Resources and Liquidity

At September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $3.1 million and $8.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$1,552	$2,846	$4,509	$7,858
Investing activities	1,196	2,464	5,946	7,727
Financing activities	(7,291)	(7,614)	(15,831)	(18,414)
Net decrease in cash and cash equivalents	$(4,543)	$(2,304)	$(5,376)	$(2,829)

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $508 thousand and $1.9 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended September 30, 2014 and 2013, and $74 thousand of proceeds from the disposition of investment securities during the third quarter of 2014.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $6.0 million for each of the third quarters of 2014 and 2013; while total debt repaid amounted to $1.2 million and $1.6 million during the respective third quarters of 2014 and 2013. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $4.0 million and $6.1 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective nine-month periods ended September 30, 2014 and 2013, and $74 thousand of proceeds from the disposition of investment securities during the first nine months of 2014. During the first nine months of 2013, the Company utilized borrowings totaling $2.6 million.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member – totaling $12.1 million and $13.6 million. Cash was also used to pay down $3.7 million and $7.4 million of debt during the respective nine months ended September 30, 2014 and 2013 and, to pay invoices related to management fees and expenses, and other payables.

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

Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $10.3 million and $14.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, there were no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2014

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