Form 10-K
period 2014-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2015-03-30
CIK 1186258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 13,971,486.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2014. As of December 31, 2014, 13,971,486 Units remain issued and outstanding.

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

The Company has only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2014, the Company had purchased equipment with a total acquisition price of $193.8 million. The Company also had net investments in notes receivable of which $332 thousand remained outstanding at December 31, 2014.

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

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2014	2013
The Sabine Mining Company	Mining	24%	20%
Wal-mart Transportation, LLC	Transportation	17%	12%

The above percentages are not expected to be comparable in future periods.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2014 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$49,467	25.52%
Transportation, other	37,956	19.58%
Transportation, rail	32,123	16.57%
Mining equipment	30,020	15.49%
Manufacturing	15,946	8.23%
Construction	13,059	6.74%
Logging and lumber	4,728	2.44%
Petro/natural gas	2,446	1.26%
Other	8,068	4.17%
	$193,813	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$38,670	19.95%
Transportation, other	25,019	12.91%
Manufacturing	20,502	10.58%
Transportation, rail	16,809	8.67%
Paper products	13,570	7.00%
Wholesale	12,887	6.65%
Retail	12,650	6.53%
Wood/Lumber products	12,331	6.36%
Health services	11,474	5.92%
Minerals/Metal products	7,200	3.71%
Food products	6,129	3.16%
Industrial machinery	6,020	3.11%
Construction	5,368	2.77%
Other	5,184	2.68%
	$193,813	100.00%

From inception to December 31, 2014, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$42,750	$9,544	$45,178
Transportation, other	20,045	2,978	21,981
Manufacturing	15,407	3,870	17,490
Construction	10,963	4,509	11,471
Mining equipment	6,009	2,506	5,235
Logging and lumber	4,728	2,032	5,216
Transportation, rail	2,354	1,504	1,925
Other	5,893	1,401	5,507
	$108,149	$28,344	$114,003

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2014 and 2013, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company has financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$8,423	45.87%
Aviation	2,680	14.60%
Storage facility	2,503	13.63%
Manufacturing	950	5.17%
Furniture/Fixtures	499	2.72%
Research	182	1.00%
Other	3,124	17.01%
	$18,361	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Business services	$5,138	27.98%
Communications	3,472	18.90%
Manufacturing	3,086	16.80%
Health services	2,708	14.75%
Air transportation	2,680	14.60%
Electronics	778	4.24%
Other	499	2.73%
	$18,361	100.00%

From inception to December 31, 2014, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$8,423	$2,182	$7,121
Aviation	2,680	1,360	3,863
Manufacturing	950	19	1,233
Furniture/Fixtures	499	82	493
Research	182	—	210
Other	3,124	897	2,667
	$15,858	$4,540	$15,587

For further information regarding the Company’s notes receivable portfolio as of December 31, 2014, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 3,316 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2014. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2014, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $2.22 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The Company made semi-annual distributions to Other Members in 2014 at a rate of $0.40 per Unit at June 30, 2014 and $0.28 per unit at December 31, 2014. Likewise, the Company made semi-annual distributions in 2013 at a rate of $0.40 per Unit at both June 30, 2013 and December 31, 2013. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2014	2013
Net income per Unit, based on weighted average Units outstanding	$0.28	$0.42
Return of investment	0.40	0.38
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.68	0.80
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.68	$0.80
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2014	2013
Transportation	34%	30%
Mining	29%	24%
Retail	15%	12%
Manufacturing	*	17%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2014 and 2013 as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2014	2013
The Sabine Mining Company	Mining	24%	20%
Wal-mart Transportation, LLC	Transportation	17%	12%

The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 95% and 90% as of December 31, 2014 and 2013, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above. (See Note 7 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2014 versus 2013

The Company had net income of $4.6 million and $6.8 million for the years ended December 31, 2014 and 2013, respectively. The results for 2014 reflect a decline in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2014 decreased by $5.9 million, or 33%, as compared to the prior year. The net decline in total revenues was primarily attributable to decreases in operating lease revenues, gains on sales of lease assets and early termination of notes, other revenue and direct financing lease revenues. Such decreases in revenues were partially offset by a gain on sales or disposition of securities.

The reduction in operating lease revenues totaled $3.6 million and was primarily a result of run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes decreased by $1.1 million largely due to a $633 thousand prior year gain on the sale of leased helicopters, and a change in the mix of assets sold. Other revenue declined by $707 thousand due to a decrease in deferred maintenance fees and late fees charged to certain lessees; and, direct financing lease revenues decreased by $510 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $74 thousand gain on sales or dispositions of securities and warrants. Such gain was solely related to the net exercise of certain warrants during the current year.

Expenses

Total expenses for 2014 decreased by $3.8 million, or 34%, as compared to the prior year. The net reduction in expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, interest expense, cost reimbursements to AFS, asset management fees paid to AFS and the provision for credit losses.

The decrease in depreciation expense totaled $2.2 million and was primarily attributable to run-off and dispositions of lease assets. Impairment losses decreased by $580 thousand primarily due to a lower amount of fair value adjustments relative to impaired materials handling, manufacturing and research equipment based on information and/or pricing quotes from third party remarketing agents. Interest expense was reduced by $323 thousand as a result of a $5.0 million decrease in outstanding borrowings since December 31, 2013.

In addition, cost reimbursements to AFS declined by $257 thousand mainly due to lower costs allocated by the Manager based on the Company’s declining asset base and operations. Asset management fees paid to AFS were lower by $249 thousand due to the continued decline in managed assets and related rents; and, the provision for credit losses decreased by $178 thousand largely due to a reduction in delinquent receivables coupled with a year over year increase in recovery of amounts previously reserved.

Other (expense) income, net

The Company recognized other expense, net of $1 thousand for 2014 as compared to other income, net of $103 thousand for 2013. The $104 thousand change was primarily due to the termination of the Company’s interest rate swap contracts which, during 2013, contributed $76 thousand of other income; and, a $28 thousand decline in net gains from foreign currency translation transactions. Such decline in net gains from foreign currency translation was primarily due to run-off and dispositions of foreign-based leases combined with the strength of the U.S. currency.

Capital Resources and Liquidity

At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $4.6 million and $8.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$6,228	$10,107
Investing activities	7,029	9,464
Financing activities	(17,088)	(19,728)
Net decrease in cash and cash equivalents	$(3,831)	$(157)

2014 versus 2013

During 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized approximately $4.5 million and $7.2 million of proceeds from the sale or disposition of equipment and early termination of certain notes, and the disposition of securities during the respective years ended December 31, 2014 and 2013. During 2013, the Company also utilized borrowings totaling $2.7 million.

The primary uses of cash during 2014 and 2013 were to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Distributions paid totaled $12.1 million and $13.6 million for 2014 and 2013, respectively; while debt repaid totaled $5.0 million and $8.8 million for the same respective years. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Non-Recourse Long-Term Debt

As of December 31, 2014 and 2013, the Company had non-recourse long-term debt totaling $9.0 million and $14.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 8 to 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 27, 2015

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2014 and 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$4,647	$8,478
Accounts receivable, net of allowance for doubtful accounts of $59 at December 31, 2014 and $138 at December 31, 2013	565	617
Notes receivable, net of unearned interest income of $22 as of December 31, 2014 and $57 as of December 31, 2013	332	518
Prepaid expenses and other assets	115	115
Investment in securities	85	85
Investments in equipment and leases, net of accumulated depreciation of $39,462 at December 31, 2014 and $49,542 at December 31, 2013	24,420	33,207
Total assets	$30,164	$43,020
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$499	$728
Accrued distributions to Other Members	3,842	5,589
Other	501	630
Accrued interest payable	42	63
Non-recourse debt	9,000	14,004
Unearned operating lease income	375	550
Total liabilities	14,259	21,564
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,905	21,456
Total Members’ capital	15,905	21,456
Total liabilities and Members’ capital	$30,164	$43,020

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2014 and 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$7,412	$11,044
Direct financing leases	2,571	3,081
Interest on notes receivable	35	54
Gain on sales of lease assets and early termination of notes	1,829	2,935
Gain on sales or dispositions of securities	74	—
Unrealized gain on net exercise of warrants	—	12
Other interest	—	1
Other	60	767
Total revenues	11,981	17,894
Expenses:
Depreciation of operating lease assets	3,811	5,983
Asset management fees to Managing Member	674	923
Cost reimbursements to Managing Member	1,007	1,264
Amortization of initial direct costs	32	59
Interest expense	683	1,006
Impairment losses on equipment	4	584
Railcar maintenance	562	593
(Reversal of) provision for credit losses	(79)	99
Professional fees	118	140
Franchise fees and taxes	204	163
Outside services	67	75
Other	252	265
Total operating expenses	7,335	11,154
Other (expense) income, net	(1)	103
Net income	$4,645	$6,843
Net income:
Managing Member	$765	$906
Other Members	3,880	5,937
	$4,645	$6,843
Net income per Limited Liability Company Unit (Other Members)	$0.28	$0.42
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2014 and 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	13,971,486	$26,696	$—	$26,696
Distributions to Other Members ($0.80 per Unit)	—	(11,177)	—	(11,177)
Distributions to Managing Member	—	—	(906)	(906)
Net income	—	5,937	906	6,843
Balance December 31, 2013	13,971,486	21,456	—	21,456
Distributions to Other Members ($0.68 per Unit)	—	(9,431)	—	(9,431)
Distributions to Managing Member	—	—	(765)	(765)
Net income	—	3,880	765	4,645
Balance December 31, 2014	13,971,486	$15,905	$—	$15,905

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013
(In Thousands)

	2014	2013
Operating activities:
Net income	$4,645	$6,843
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(1,829)	(2,935)
Gain on sales or dispositions of securities	(74)	—
Depreciation of operating lease assets	3,811	5,983
Amortization of initial direct costs	32	59
Impairment losses on equipment	4	584
(Reversal of) provision for credit losses	(79)	99
Change in fair value of interest rate swap contracts	—	(76)
Unrealized gain on net exercise of warrants	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	131	21
Prepaid expenses and other assets	—	11
Accounts payable, Managing Member	(88)	(106)
Accounts payable, other	(129)	(216)
Accrued interest payable	(21)	(28)
Deposits due lessees	—	(52)
Unearned operating lease income	(175)	(68)
Net cash provided by operating activities	6,228	10,107
Investing activities:
Purchase of securities	—	(8)
Proceeds from sales of lease assets and early termination of notes	4,473	7,247
Proceeds from sales or dispositions of securities	74	—
Principal payments received on direct financing leases	2,296	1,956
Principal payments received on notes receivable	186	269
Net cash provided by investing activities	7,029	9,464
Financing activities:
Borrowings under non-recourse debt	—	2,693
Repayments under non-recourse debt	(5,004)	(5,520)
Repayments under receivables funding program	—	(3,308)
Distributions to Other Members	(11,178)	(12,574)
Distributions to Managing Member	(906)	(1,019)
Net cash used in financing activities	(17,088)	(19,728)
Net decrease in cash and cash equivalents	(3,831)	(157)
Cash and cash equivalents at beginning of year	8,478	8,635
Cash and cash equivalents at end of year	$4,647	$8,478
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$704	$1,034
Cash paid during the year for taxes	$171	$120
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at year-end	$312	$453
Distributions declared and payable to Other Members at year-end	$3,842	$5,589
Securities acquired through conversion of warrants	$—	$12

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2014. As of December 31, 2014, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2014 and 2013, and long-lived tangible assets as of December 31, 2014 and 2013 (dollars in thousands):

	For The Year Ended December 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$11,907	99%	$16,780	94%
United Kingdom	74	1%	390	2%
Canada	—	0%	724	4%
Total International	74	1%	1,114	6%
Total	$11,981	100%	$17,894	100%

	As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$24,420	100%	$31,509	95%
Canada	—	0%	1,675	5%
United Kingdom	—	0%	23	0%
Total International	—	0%	1,698	5%
Total	$24,420	100%	$33,207	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for both 2014 and 2013. Likewise, there were no investment securities sold or disposed of during 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At December 31, 2014 and 2013, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2014, the Company realized gains of $74 thousand on the net exercise of warrants. There were no such gains realized during 2013. However, during 2013, the Company recorded unrealized gains totaling $12 thousand relative to the conversion of warrants associated with shares of a venture company. There were no unrealized gains recorded during 2014.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes was approximately $204 thousand and $163 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 (in thousands):

	2014	2013
Financial statement basis of net assets	$15,905	$21,456
Tax basis of net assets (unaudited)	18,842	21,311
Difference	$(2,937)	$145

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net income per financial statements	$4,645	$6,843
Tax adjustments (unaudited):
Adjustment to depreciation expense	568	155
Provision for losses and doubtful accounts	(78)	111
Adjustments to revenues/other expenses	2,126	2,341
Adjustments to gain on sales of assets	2,352	2,814
Other	2	—
Income per federal tax return (unaudited)	$9,615	$12,264

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Other (expense) income, net:

Other (expense) income, net consists of fair value changes on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other (expense) income, net for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Change in fair value of interest rate swap contracts	$—	$76
Foreign currency (loss) gain	(1)	27
Total	$(1)	$103

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2014	2013
Transportation	34%	30%
Mining	29%	24%
Retail	15%	12%
Manufacturing	*	17%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2014	2013
The Sabine Mining Company	Mining	24%	20%
Wal-mart Transportation, LLC	Transportation	17%	12%

4. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of December 31, 2014, only one note receivable remained unsettled with a net balance of $332 thousand outstanding. Such note bears an annual interest rate of 8.51% and matures in 2016.

The Company had neither notes in non-accrual status nor impaired notes at both December 31, 2014 and 2013.

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

As of December 31, 2014, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2015	$166
2016	188
354
Less: portion representing unearned interest income	(22)
Notes receivable, net	$332

The Company recorded $1 thousand of IDC amortization expense related to notes receivable during 2013. Such expense was nominal during 2014.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$10	$17	$39	$—	$66
Provision (reversal of provision)	—	—	111	(12)	—	99
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	10	128	—	—	138
Provision (reversal of provision)	—	3	(82)	—	—	(79)
Balance December 31, 2014	$—	$13	$46	$—	$—	$59

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As of December 31, 2014 and 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$332	$9,030 [1]	$9,362
Ending balance: individually evaluated for impairment	$332	$9,030	$9,362
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $5 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$518	$11,250[2]	$11,768
Ending balance: individually evaluated for impairment	$518	$11,250	$11,768
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $13 of unamortized initial direct costs.

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

At December 31, 2014 and 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2014	2013	2014	2013
Pass	$332	$518	$9,025	$11,237
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$332	$518	$9,025	$11,237

At December 31, 2014 and 2013, the investment in financing receivables is aged as follows (in thousands):

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	3	3	9,022	9,025	3
Total	$—	$—	$3	$3	$9,354	$9,357	$3

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$518	$518	$—
Finance leases	—	—	22	22	11,215	11,237	22
Total	$—	$—	$22	$22	$11,733	$11,755	$22

No financing receivables were impaired or in non-accrual status as of December 31, 2014 and 2013.

As of December 31, 2014 and 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$20,338	$(2,448)	$(3,811)	$14,079
Net investment in direct financing leases	11,237	84	(2,296)	9,025
Assets held for sale or lease, net	1,579	(284)	—	1,295
Initial direct costs, net of accumulated amortization of $190 at December 31, 2014 and $236 at December 31, 2013	53	—	(32)	21
Total	$33,207	$(2,648)	$(6,139)	$24,420

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

As a result of these reviews, the Company recorded $4 thousand and $584 thousand of fair value adjustments to reduce the cost basis of certain impaired lease and off-lease materials handling, manufacturing and research equipment during 2014 and 2013, respectively.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $3.8 million and $6.0 million for 2014 and 2013, respectively. IDC amortization expense related to operating leases and direct financing leases totaled $32 thousand and $58 thousand for the respective years ended December 31, 2014 and 2013.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of December 31, 2014 and 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Transportation, rail	$25,050	$—	$160	$25,210
Transportation, other	20,374	—	(5,392)	14,982
Materials handling	5,778	—	(2,338)	3,440
Aircraft	3,026	—	—	3,026
Petro/natural gas	2,446	—	—	2,446
Construction	2,242	—	(850)	1,392
Manufacturing	5,756	—	(5,132)	624
Agriculture	350	—	—	350
Research	207	—	(207)	—
Logging & lumber	248	—	(248)	—
Data processing	113	—	(113)	—
	65,590	—	(14,120)	51,470
Less accumulated depreciation	(45,252)	(3,811)	11,672	(37,391)
Total	$20,338	$(3,811)	$(2,448)	$14,079

The average estimated residual value for assets on operating leases was 23% and 22% of the assets’ original cost at December 31, 2014 and 2013, respectively. There were no operating leases placed in non-accrual status as of December 31, 2014 and 2013.

Direct financing leases:

As of December 31, 2014 and 2013, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment. The components of the Company’s investment in direct financing leases as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Total minimum lease payments receivable	$8,465	$13,064
Estimated residual values of leased equipment (unguaranteed)	3,576	3,590
Investment in direct financing leases	12,041	16,654
Less unearned income	(3,016)	(5,417)
Net investment in direct financing leases	$9,025	$11,237

There were no direct financing leases placed in non-accrual status as of December 31, 2014 and 2013.

At December 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2015	$2,786	$4,642	$7,428
2016	1,041	3,797	4,838
2017	734	26	760
2018	272	—	272
2019	88	—	88
Thereafter	7	—	7
	$4,928	$8,465	$13,393

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Mining	30 – 40
Aircraft	20 – 30
Manufacturing	10 – 15
Petro/natural gas	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Logging & lumber	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10
Research	5 – 7
Data processing	3 – 5

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

During the years ended December 31, 2014 and 2013, AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$1,007	$1,264
Asset management fees to Managing Member and/or affiliates	674	923
	$1,681	$2,187

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $144 thousand excess reimbursable administrative expenses at December 31, 2013. There was no such excess at December 31, 2014.

8. Non-recourse debt:

At December 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $9.2 million over the remaining lease terms; and the carrying value of the pledged assets is $11.6 million. The notes mature at various dates from 2015 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2015	$4,508	$424	$4,932
2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$9,000	$571	$9,571

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Receivables funding program: - (continued)

Interest paid on the RF Program from January 2013 through its termination in April 2013 was nominal. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during the first quarter of 2013 through the date of program termination.

10. Commitments:

At December 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

12. Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2014 and 2013. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2014	2013
Distributions declared	$9,431	$11,177
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.68	$0.80

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of December 31, 2014 and 2013. However, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease assets during 2014 and 2013. As of December 31, 2014, assets impaired during 2014 had been disposed. Amounts at December 31, 2013 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired lease and/or off-lease equipment

During 2014, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $4 thousand to reduce the cost basis of the equipment. By comparison, the Company recorded $584 thousand of fair value adjustments relative to impaired lease and off-lease assets during 2013.

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

As of December 31, 2014, off-lease assets impaired during 2014 had been disposed.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,647	$4,647	$—	$—	$4,647
Notes receivable, net	332	—	—	332	332
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	9,000	—	—	9,196	9,196

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,478	$8,478	$—	$—	$8,478
Notes receivable, net	518	—	—	518	518
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	14,004	—	—	14,409	14,409

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2014 and 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

During the years ended December 31, 2014 and 2013, the Company incurred audit fees with its principal auditors totaling $66 thousand and $97 thousand, respectively.

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.