Form 10-Q
period 2015-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2015-05-15
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2015
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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,979	$4,647
Accounts receivable, net of allowance for doubtful accounts of $26 at March 31, 2015 and $59 at December 31, 2014	565	565
Notes receivable, net of unearned interest income of $15 as of March 31, 2015 and $22 as of December 31, 2014	297	332
Prepaid expenses and other assets	106	115
Investment in securities	88	85
Investments in equipment and leases, net of accumulated depreciation of $38,441 at March 31, 2015 and $39,462 at December 31, 2014	22,671	24,420
Total assets	$25,706	$30,164
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$57	$499
Accrued distributions to Other Members	—	3,842
Other	466	501
Accrued interest payable	37	42
Non-recourse debt	7,852	9,000
Unearned operating lease income	375	375
Total liabilities	8,787	14,259
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,919	15,905
Total Members’ capital	16,919	15,905
Total liabilities and Members’ capital	$25,706	$30,164

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$1,777	$1,995
Direct financing leases	550	700
Interest on notes receivable	7	10
Gain on sales of lease assets and early termination of notes	253	899
Other	118	23
Total revenues	2,705	3,627
Expenses:
Depreciation of operating lease assets	657	1,047
Asset management fees to Managing Member and/or affiliates	83	88
Costs reimbursed to Managing Member and/or affiliates	211	399
Amortization of initial direct costs	6	10
Interest expense	127	197
Impairment losses on equipment	345	—
Railcar maintenance	89	253
Reversal of provision for credit losses	(33)	(57)
Professional fees	84	73
Franchise fees and taxes	37	46
Outside services	22	22
Other	61	72
Total operating expenses	1,689	2,150
Other (expense) income, net	(2)	1
Net income	$1,014	$1,478
Net income:
Managing Member	$—	$—
Other Members	1,014	1,478
	$1,014	$1,478
Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.11
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	13,971,486	$21,456	$—	$21,456
Distributions to Other Members ($0.68 per Unit)	—	(9,431)	—	(9,431)
Distributions to Managing Member	—	—	(765)	(765)
Net income	—	3,880	765	4,645
Balance December 31, 2014	13,971,486	15,905	—	15,905
Net income	—	1,014	—	1,014
Balance March 31, 2015 (Unaudited)	13,971,486	$16,919	$—	$16,919

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$1,014	$1,478
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(253)	(899)
Depreciation of operating lease assets	657	1,047
Amortization of initial direct costs	6	10
Impairment losses on equipment	345	—
Reversal of provision for credit losses	(33)	(57)
Changes in operating assets and liabilities:
Accounts receivable	33	90
Prepaid expenses and other assets	9	10
Accounts payable, Managing Member	(130)	(179)
Accounts payable, other	(35)	(164)
Accrued interest payable	(5)	(5)
Unearned operating lease income	—	(101)
Net cash provided by operating activities	1,608	1,230
Investing activities:
Purchase of securities	(3)	—
Proceeds from sales of lease assets and early termination of notes	373	2,784
Principal payments received on direct financing leases	621	558
Principal payments received on notes receivable	35	45
Net cash provided by investing activities	1,026	3,387
Financing activities:
Repayments under non-recourse debt	(1,148)	(1,237)
Distributions to Other Members	(3,842)	(5,589)
Distributions to Managing Member	(312)	(453)
Net cash used in financing activities	(5,302)	(7,279)
Net decrease in cash and cash equivalents	(2,668)	(2,662)
Cash and cash equivalents at beginning of period	4,647	8,478
Cash and cash equivalents at end of period	$1,979	$5,816
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$132	$202
Cash paid during the period for taxes	$2	$103

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2015. As of March 31, 2015, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2015 and 2014 and long-lived tangible assets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	% of Total	2014	% of Total
Revenue
United States	$2,705	100%	$3,585	99%
United Kingdom	—	0%	42	1%
Total International	—	0%	42	1%
Total	$2,705	100%	$3,627	100%

	As of March 31,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$22,671	100%	$24,420	100%
United Kingdom	—	0%	—	0%
Canada	—	0%	—	0%
Total International	—	0%	—	0%
Total	$22,671	100%	$24,420	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2015 and 2014. Likewise, there were no investment securities sold or disposed of during the three months ended March 31, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At March 31, 2015 and December 31, 2014, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no net exercises of warrants during the three months ended March 31, 2015 and 2014.

Other (expense) income, net:

Other (expense) income, net consisted solely of gains and losses on foreign exchange transactions.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of March 31, 2015 and December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $297 thousand and $332 thousand, respectively. Such note bears an annual interest rate of 8.51% and matures in 2016.

The Company’s remaining note receivable was not deemed impaired or in non-accrual status as of March 31, 2015 and December 31, 2014.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2015, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2015	$124
Year ending December 31, 2016	188
312
Less: portion representing unearned interest income	(15)
Notes receivable, net	$297

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$10	$128	$—	$—	$138
Provision (reversal of provision)	—	3	(82)	—	—	(79)
Balance December 31, 2014	—	13	46	—	—	59
Provision (reversal of provision)	—	7	(40)	—	—	(33)
Balance March 31, 2015	$—	$20	$6	$—	$—	$26

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

As of March 31, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$297	$8,405[1]	$8,702
Ending balance: individually evaluated for impairment	$297	$8,405	$8,702
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs.

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$332	$9,030[2]	$9,362
Ending balance: individually evaluated for impairment	$332	$9,030	$9,362
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

2 Includes $5 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At March 31, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$297	$332	$8,401	$9,025
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$297	$332	$8,401	$9,025

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

March 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$297	$297	$—
Finance leases	—	—	2	2	8,399	8,401	2
Total	$—	$—	$2	$2	$8,696	$8,698	$2

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	3	3	9,022	9,025	3
Total	$—	$—	$3	$3	$9,354	$9,357	$3

No financing receivables were impaired or in non-accrual status as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$14,079	$(548)	$(657)	$12,874
Net investment in direct financing leases	9,025	(3)	(621)	8,401
Assets held for sale or lease, net	1,295	86	—	1,381
Initial direct costs, net of accumulated amortization of $177 at March 31, 2015 and $190 at December 31, 2014	21	—	(6)	15
Total	$24,420	$(465)	$(1,284)	$22,671

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

As a result of these reviews, the Company recorded $345 thousand of fair value adjustments to reduce the cost basis of certain impaired lease equipment during the first quarter of 2015. By comparison, there were no such adjustments during the first quarter of 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $657 thousand and $1.0 million for the respective three months ended March 31, 2015 and 2014.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $6 thousand and $10 thousand for the respective three months ended March 31, 2015 and 2014.

All of the remaining property on lease was acquired during the years 2005 through 2011.

As of March 31, 2015 and December 31, 2014, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications, Dispositions or Impairment Losses	Balance March 31, 2015
Transportation, rail	$25,210	$—	$(144)	$25,066
Transportation, other	14,982	—	—	14,982
Aircraft	3,026	—	—	3,026
Materials handling	3,440	—	(1,239)	2,201
Petro/natural gas	2,446	—	(345)	2,101
Construction	1,392	—	1	1,393
Manufacturing	624	—	—	624
Agriculture	350	—	—	350
	51,470	—	(1,727)	49,743
Less accumulated depreciation	(37,391)	(657)	1,179	(36,869)
Total	$14,079	$(657)	$(548)	$12,874

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at both March 31, 2015 and December 31, 2014.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2015 and December 31, 2014, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment.

The components of the Company’s investment in direct financing leases as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments receivable	$7,294	$8,465
Estimated residual values of leased equipment (unguaranteed)	3,572	3,576
Investment in direct financing leases	10,866	12,041
Less unearned income	(2,465)	(3,016)
Net investment in direct financing leases	$8,401	$9,025

There were no direct financing leases placed in non-accrual status as of March 31, 2015 and December 31, 2014.

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2015	$1,748	$3,471	$5,219
Year ending December 31, 2016	1,041	3,797	4,838
2017	733	26	759
2018	271	—	271
2019	87	—	87
2020	6	—	6
Thereafter	1	—	1
	$3,887	$7,294	$11,181

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$211	$399
Asset management fees to Managing Member and/or affiliates	83	88
	$294	$487

7. Non-recourse debt:

At March 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $7.9 million over the remaining lease terms; and the carrying value of the pledged assets is $9.6 million. The notes mature at various dates from 2015 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2015	$3,360	$393	$3,753
Year ending December 31, 2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$7,852	$540	$8,392

8. Commitments:

At March 31, 2015, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

10. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2015 and December 31, 2014. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS.

There were no distributions declared for the three months ended March 31, 2015 and 2014.

11. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 — Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. The Company did record non-recurring adjustments to reflect the fair values of certain impaired lease assets during the first three months of 2015, and those of impaired lease and off-lease assets during 2014. Amounts at March 31, 2015 and December 31, 2014 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired lease and/or off-lease equipment

During the first three months of 2015, the Company deemed certain lease equipment to be impaired and recorded fair value adjustments of $345 thousand to reduce the cost basis of the impaired equipment. There were no such adjustments during the first three months of 2014. However, during the second quarter of 2014, the Company recorded fair value adjustments totaling $4 thousand to reduce the cost basis of certain impaired lease and off-lease equipment. Such amount reflects total fair value adjustments through December 31, 2014.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

As of December 31, 2014, equipment impaired during 2014 were all disposed of. The table below presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2015 (in thousands):

	March 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease equipment	$100	$—	$—	$100

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2015:

March 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
On-lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment Equipment Condition	$100,000 (total of $100,000) Poor to Average

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,979	$1,979	$—	$—	$1,979
Notes receivable, net	297	—	—	297	297
Investment in securities	88	—	—	88	88
Financial liabilities:
Non-recourse debt	7,852	—	—	8,017	8,017

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,647	$4,647	$—	$—	$4,647
Notes receivable, net	332	—	—	332	332
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	9,000	—	—	9,196	9,196

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

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had net income of $1.0 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The results for the first quarter of 2015 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 decreased by $922 thousand, or 25%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in gain on sales of lease assets and early termination of notes, operating lease revenues and direct financing lease revenues offset, in part, by an increase in other revenue.

Gain on sales of lease assets and early termination of notes decreased by $646 thousand largely due to the lower volume and change in the mix of assets sold. Operating lease revenues declined by $218 thousand primarily as a result of continued run-off and dispositions of lease assets; and, direct financing lease revenues decreased by $150 thousand mainly due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $95 thousand increase in other revenue. The growth in other revenue was largely due to an increase in deferred maintenance fees charged for excess wear and tear on returned equipment.

Expenses

Total operating expenses for the first quarter of 2015 decreased by $461 thousand, or 21%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, cost reimbursements to AFS, railcar maintenance and interest expense offset, in part, by impairment losses on equipment.

The decrease in depreciation expense totaled $390 thousand and was primarily a result of run-off and dispositions of lease assets. Cost reimbursements to AFS declined by $188 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a fund in liquidation.

Moreover, railcar maintenance declined by $164 thousand due to prior year period costs incurred in preparing certain railcars for re-leasing; and, interest expense decreased by $70 thousand as a result of a $4.9 million decrease in outstanding borrowings since March 31, 2014.

Partially offsetting the aforementioned decreases in expenses was $345 thousand of impairment losses recorded during the current year quarter. Such losses were solely attributable to petroleum/natural gas equipment impaired based on information and/or pricing quotes from third party remarketing agents.

Capital Resources and Liquidity

At March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $2.0 million and $4.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,608	$1,230
Investing activities	1,026	3,387
Financing activities	(5,302)	(7,279)
Net decrease in cash and cash equivalents	$(2,668)	$(2,662)

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $373 thousand and $2.8 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended March 31, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $4.2 million and $6.0 million for the first quarters of 2015 and 2014, respectively; while total debt repaid amounted to $1.1 million and $1.2 million. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $7.8 million and $9.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Note 7 in Item 1. Financial Statements (Unaudited).

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2015

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