Form 10-Q
period 2015-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2015-08-14
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2015
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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,469	$4,647
Accounts receivable, net of allowance for doubtful accounts of $13 at June 30, 2015 and $59 at December 31, 2014	522	565
Notes receivable, net of unearned interest income of $9 as of June 30, 2015 and $22 as of December 31, 2014	261	332
Prepaid expenses and other assets	98	115
Investment in securities	88	85
Investments in equipment and leases, net of accumulated depreciation of $38,038 at June 30, 2015 and $39,462 at December 31, 2014	21,327	24,420
Total assets	$25,765	$30,164
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$264	$499
Accrued distributions to Other Members	2,096	3,842
Other	342	501
Accrued interest payable	32	42
Non-recourse debt	6,750	9,000
Unearned operating lease income	333	375
Total liabilities	9,817	14,259
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,948	15,905
Total Members’ capital	15,948	15,905
Total liabilities and Members’ capital	$25,765	$30,164

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$1,575	$1,791	$3,352	$3,786
Direct financing leases	507	656	1,057	1,356
Interest on notes receivable	5	10	12	20
Gain on sales of lease assets and early termination of notes	332	353	585	1,252
Gain on sales or dispositions of securities	—	73	—	73
Other	66	20	184	43
Total revenues	2,485	2,903	5,190	6,530
Expenses:
Depreciation of operating lease assets	535	920	1,192	1,967
Asset management fees to Managing Member and/or affiliates	173	163	256	251
Costs reimbursed to Managing Member and/or affiliates	200	198	411	597
Amortization of initial direct costs	6	8	12	18
Interest expense	110	179	237	376
Impairment losses on equipment	—	4	345	4
Railcar maintenance	55	96	144	349
Reversal of provision for credit losses	(13)	(76)	(46)	(133)
Professional fees	14	21	98	94
Franchise fees and taxes	38	46	75	92
Outside services	17	18	39	40
Other	58	67	119	139
Total operating expenses	1,193	1,644	2,882	3,794
Other income, net	3	—	1	1
Net income	$1,295	$1,259	$2,309	$2,737
Net income:
Managing Member	$170	$453	$170	$453
Other Members	1,125	806	2,139	2,284
	$1,295	$1,259	$2,309	$2,737
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.06	$0.15	$0.16
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	13,971,486	$21,456	$—	$21,456
Distributions to Other Members ($0.68 per Unit)	—	(9,431)	—	(9,431)
Distributions to Managing Member	—	—	(765)	(765)
Net income	—	3,880	765	4,645
Balance December 31, 2014	13,971,486	15,905	—	15,905
Distributions to Other Members ($0.15 per Unit)	—	(2,096)	—	(2,096)
Distributions to Managing Member	—	—	(170)	(170)
Net income	—	2,139	170	2,309
Balance June 30, 2015 (Unaudited)	13,971,486	$15,948	$—	$15,948

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net income	$1,295	$1,259	$2,309	$2,737
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(332)	(353)	(585)	(1,252)
Gain on sales or dispositions of securities	—	(73)	—	(73)
Depreciation of operating lease assets	535	920	1,192	1,967
Amortization of initial direct costs	6	8	12	18
Impairment losses on equipment	—	4	345	4
Reversal of provision for credit losses	(13)	(76)	(46)	(133)
Changes in operating assets and liabilities:
Accounts receivable	56	122	89	212
Prepaid expenses and other assets	8	8	17	18
Accounts payable, Managing Member	37	51	(93)	(128)
Accounts payable, other	(124)	(81)	(159)	(245)
Accrued interest payable	(5)	(5)	(10)	(10)
Unearned operating lease income	(42)	(57)	(42)	(158)
Net cash provided by operating activities	1,421	1,727	3,029	2,957
Investing activities:
Purchase of securities	—	—	(3)	—
Proceeds from sales of lease assets and early termination of notes	480	737	853	3,521
Principal payments received on direct financing leases	655	580	1,276	1,138
Principal payments received on notes receivable	36	46	71	91
Net cash provided by investing activities	1,171	1,363	2,197	4,750
Financing activities:
Repayments under non-recourse debt	(1,102)	(1,261)	(2,250)	(2,498)
Distributions to Other Members	—	—	(3,842)	(5,589)
Distributions to Managing Member	—	—	(312)	(453)
Net cash used in financing activities	(1,102)	(1,261)	(6,404)	(8,540)
Net increase (decrease) in cash and cash equivalents	1,490	1,829	(1,178)	(833)
Cash and cash equivalents at beginning of period	1,979	5,816	4,647	8,478
Cash and cash equivalents at end of period	$3,469	$7,645	$3,469	$7,645

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$115	$184	$247	$386
Cash paid during the period for taxes	$138	$50	$140	$153
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at period-end	$170	$453	$170	$453
Distributions declared and payable to Other Members at period-end	$2,096	$5,589	$2,096	$5,589

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2015. As of June 30, 2015, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2015 and 2014 and long-lived tangible assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$5,190	100%	$6,461	99%
United Kingdom	—	0%	69	1%
Total International	—	0%	69	1%
Total	$5,190	100%	$6,530	100%

	As of June 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$21,327	100%	$24,420	100%
United Kingdom	—	0%	—	0%
Total International	—	0%	—	0%
Total	$21,327	100%	$24,420	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2015 and 2014. Likewise, there were no investment securities sold or disposed of during the three and six months ended June 30, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At June 30, 2015 and December 31, 2014, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2015. By comparison, the Company realized gains of $73 thousand on the net exercise of certain warrants during the three months ended June 30, 2014. Such amount also represents total gain for the first six months of 2014.

Other income, net:

Other income, net consisted solely of net gains on foreign exchange transactions.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2015 and December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $261 thousand and $332 thousand, respectively. Such note bears an annual interest rate of 8.51% and matures in 2016.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

The Company’s remaining note receivable was not deemed impaired or in non-accrual status as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2015	$82
Year ending December 31, 2016	188
270
Less: portion representing unearned interest income	(9)
Notes receivable, net	$261

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$10	$128	$—	$—	$138
Provision (reversal of provision)	—	3	(82)	—	—	(79)
Balance December 31, 2014	—	13	46	—	—	59
Reversal of provision	—	(13)	(33)	—	—	(46)
Balance June 30, 2015	$—	$—	$13	$—	$—	$13

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

As of June 30, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$261	$7,728[1]	$7,989
Ending balance: individually evaluated for impairment	$261	$7,728	$7,989
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

1 Includes $3 of unamortized initial direct costs.

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$332	$9,030[2]	$9,362
Ending balance: individually evaluated for impairment	$332	$9,030	$9,362
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At June 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$261	$332	$7,725	$9,025
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$261	$332	$7,725	$9,025

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

June 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$261	$261	$—
Finance leases	—	—	—	—	7,725	7,725	—
Total	$—	$—	$—	$—	$7,986	$7,986	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	3	3	9,022	9,025	3
Total	$—	$—	$3	$3	$9,354	$9,357	$3

No financing receivables were impaired or in non-accrual status as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$14,079	$(676)	$(1,192)	$12,211
Net investment in direct financing leases	9,025	(24)	(1,276)	7,725
Assets held for sale or lease, net	1,295	87	—	1,382
Initial direct costs, net of accumulated amortization of $130 at June 30, 2015 and $190 at December 31, 2014	21	—	(12)	9
Total	$24,420	$(613)	$(2,480)	$21,327

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

As a result of these reviews, the Company recorded $345 thousand of fair value adjustments to reduce the cost basis of certain impaired lease equipment during the first six months of 2015, all of which was recorded during the first quarter. By comparison, the Company recorded $4 thousand of fair value adjustments relative to impaired off-lease equipment during the first six months of 2014, all of which was recorded during the second quarter of 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $535 thousand and $920 thousand for the respective three months ended June 30, 2015 and 2014, and $1.2 million and $2.0 million for the respective six months ended June 30, 2015 and 2014.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $6 thousand and $8 thousand for the respective three months ended June 30, 2015 and 2014, and $12 thousand and $18 thousand for the respective six months ended June 30, 2015 and 2014.

All of the remaining property on lease was acquired during the years 2005 through 2011.

As of June 30, 2015 and December 31, 2014, there were no lease contracts placed in non-accrual status. At December 31, 2014, the Company had certain leases that have related accounts receivable aged 90 days or more that were not placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments. As of June 30, 2015, the Company had no accounts receivable aged 90 days or more that have not been placed on non-accrual status.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications, Dispositions or Impairment Losses	Balance June 30, 2015
Transportation, rail	$25,210	$—	$(697)	$24,513
Transportation, other	14,982	—	—	14,982
Aircraft	3,026	—	—	3,026
Petro/natural gas	2,446	—	(345)	2,101
Materials handling	3,440	—	(1,712)	1,728
Construction	1,392	—	(39)	1,353
Manufacturing	624	—	—	624
Agriculture	350	—	—	350
	51,470	—	(2,793)	48,677
Less accumulated depreciation	(37,391)	(1,192)	2,117	(36,466)
Total	$14,079	$(1,192)	$(676)	$12,211

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at both June 30, 2015 and December 31, 2014.

Direct financing leases:

As of June 30, 2015 and December 31, 2014, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment.

The components of the Company’s investment in direct financing leases as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments receivable	$6,116	$8,465
Estimated residual values of leased equipment (unguaranteed)	3,557	3,576
Investment in direct financing leases	9,673	12,041
Less unearned income	(1,948)	(3,016)
Net investment in direct financing leases	$7,725	$9,025

There were no direct financing leases placed in non-accrual status as of June 30, 2015 and December 31, 2014.

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2015	$911	$2,293	$3,204
Year ending December 31, 2016	1,060	3,797	4,857
2017	748	26	774
2018	286	—	286
2019	100	—	100
2020	9	—	9
Thereafter	1	—	1
	$3,115	$6,116	$9,231

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$200	$198	$411	$597
Asset management fees to Managing Member and/or affiliates	173	163	256	251
	$373	$361	$667	$848

7. Non-recourse debt:

At June 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $6.7 million over the remaining lease terms; and the carrying value of the pledged assets is $8.9 million. The notes mature at various dates from 2015 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2015	$2,258	$178	$2,436
Year ending December 31, 2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$6,750	$325	$7,075

8. Commitments:

At June 30, 2015, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

10. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2015 and December 31, 2014. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distributions declared	$2,096	$5,589	$2,096	$5,589
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$0.15	$0.40	$0.15	$0.40

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

At June 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. However, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease assets during the first six months of 2015, and those of impaired off-lease assets during 2014. Amounts at June 30, 2015 reflect the fair value of the then existing impaired assets. As of December 31, 2014, assets impaired during 2014 had been disposed.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2015 and December 31, 2014, the Company estimated the fair value of the warrants to be nominal in amount.

Impaired lease and/or off-lease equipment

During the first six months of 2015, the Company deemed certain off-contract month-to-month revenue generating petroleum/natural gas equipment to be impaired; and, recorded fair value adjustments of $345 thousand to reduce the cost basis of the equipment in order to reflect an appropriate residual value. Such fair value adjustments were all recorded during the first quarter. By comparison, the Company recorded fair value adjustments totaling $4 thousand relative to impaired off-lease equipment during the first six months of 2014, all of which were recorded during the second quarter. The aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

As of December 31, 2014, the off-lease equipment impaired during 2014 were all disposed of. The table below presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2015 (in thousands):

	June 30, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease equipment	$100	$—	$—	$100

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2015:

June 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$100,000 (total of $100,000)
			Equipment Condition	Poor to Average

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,469	$3,469	$—	$—	$3,469
Notes receivable, net	261	—	—	261	261
Investment in securities	88	—	—	88	88
Financial liabilities:
Non-recourse debt	6,750	—	—	6,882	6,882

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,647	$4,647	$—	$—	$4,647
Notes receivable, net	332	—	—	332	332
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	9,000	—	—	9,196	9,196

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

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net income of $1.3 million for each of the three months ended June 30, 2015 and 2014. The results for the second quarter of 2015 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 decreased by $418 thousand, or 14%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in operating lease revenues, direct financing lease revenues and gain on sales or dispositions of securities offset, in part, by an increase in other revenue.

Operating lease revenues declined by $216 thousand primarily as a result of continued run-off and dispositions of lease assets; while direct financing lease revenues decreased by $149 thousand mainly due to run-off of the portfolio. Gain on sales or dispositions of securities decreased by $73 thousand as the prior year period included proceeds from the net exercise of warrants. There were no such exercises of warrants, net or otherwise, during the current year period.

Partially offsetting the aforementioned decreases in revenues was a $46 thousand increase in other revenue. The growth in other revenue was primarily due to an increase in deferred maintenance fees charged for excess wear and tear on returned equipment.

Expenses

Total operating expenses for the second quarter of 2015 decreased by $451 thousand, or 27%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, interest expense and railcar maintenance costs partially offset by a lower amount of provision for credit losses reversed during the current year period.

The decrease in depreciation expense totaled $385 thousand and was primarily a result of run-off and dispositions of lease assets. Interest expense decreased by $69 thousand as a result of a $4.8 million reduction in outstanding debt since June 30, 2014; and, railcar maintenance costs was reduced by $41 thousand due to prior year period costs incurred in preparing certain railcars for re-leasing.

The lower amount of provision reversed due to collections, during the current year period, resulted in a $63 thousand unfavorable change in the provision for credit losses. Such change was primarily a result of a decline in collections of delinquent amounts previously reserved.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net income of $2.3 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively. The results for the first half of 2015 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 decreased by $1.3 million, or 21%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in gain on sales of lease assets and early termination of notes, operating lease revenues and direct financing lease revenues offset, in part, by an increase in other revenue.

Gain on sales of lease assets and early termination of notes decreased by $667 thousand largely due to the lower volume and change in the mix of assets sold. Operating lease revenues declined by $434 thousand primarily as a result of continued run-off and dispositions of lease assets; and, direct financing lease revenues decreased by $299 thousand mainly due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $141 thousand increase in other revenue. The growth in other revenue was largely due to an increase in deferred maintenance fees charged for excess wear and tear on returned equipment.

Expenses

Total operating expenses for the first half of 2015 decreased by $912 thousand, or 24%, as compared to the prior year period. Such decline in operating expenses was primarily due to decreases in depreciation expense, railcar maintenance costs, cost reimbursements to AFS and interest expense offset, in part, by an increase in impairment losses on equipment and a lower amount of provision for credit losses reversed during the current year period.

The decrease in depreciation expense totaled $775 thousand and was primarily a result of run-off and dispositions of lease assets; while railcar maintenance costs declined by $205 thousand as additional costs were incurred during the prior year period in preparing certain railcars for re-leasing.

Moreover, cost reimbursements to AFS declined by $186 thousand largely due to lower costs allocated by the Manager based on the Company’s continued liquidation; and, interest expense decreased by $139 thousand as a result of a $4.8 million reduction in outstanding debt since June 30, 2014.

Partially offsetting the aforementioned decreases in expenses was a $341 thousand increase in impairment losses on equipment and an $87 thousand unfavorable change in the provision for credit losses resulting from a lesser amount of provision reversed due to collections during the current year period.

The increase in impairment losses on equipment was largely attributable to off-contract month-to-month revenue generating petroleum/natural gas equipment deemed impaired. The fair value of such equipment was adjusted in order to reflect an appropriate residual value based on information and/or pricing quotes from third party remarketing agents. In addition, the lower amount of provision reversed was primarily a result of a decline in collections of delinquent amounts previously reserved.

Capital Resources and Liquidity

At June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $3.5 million and $4.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$1,421	$1,727	$3,029	$2,957
Investing activities	1,171	1,363	2,197	4,750
Financing activities	(1,102)	(1,261)	(6,404)	(8,540)
Net increase (decrease) in cash and cash equivalents	$1,490	$1,829	$(1,178)	$(833)

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $480 thousand and $737 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended June 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay down debt. Repayments totaled $1.1 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $853 thousand and $3.5 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective six months ended June 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $4.2 million and $6.0 million for the first half of 2015 and 2014, respectively; while total debt repaid amounted to $2.3 million and $2.5 million, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $6.8 million and $9.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, there were no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2015

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