Form 10-Q
period 2015-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2015-11-12
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2015
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

The number of Limited Liability Company Units outstanding as of October 31, 2015 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,526	$4,647
Accounts receivable, net of allowance for doubtful accounts of $2 at September 30, 2015 and $59 at December 31, 2014	499	565
Notes receivable, net of unearned interest income of $4 as of September 30, 2015 and $22 as of December 31, 2014	225	332
Prepaid expenses and other assets	120	115
Investment in securities	86	85
Investments in equipment and leases, net of accumulated depreciation of $37,937 at September 30, 2015 and $39,462 at December 31, 2014	20,187	24,420
Total assets	$23,643	$30,164
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$21	$499
Accrued distributions to Other Members	—	3,842
Other	349	501
Accrued interest payable	26	42
Non-recourse debt	5,630	9,000
Unearned operating lease income	176	375
Total liabilities	6,202	14,259
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	17,441	15,905
Total Members’ capital	17,441	15,905
Total liabilities and Members’ capital	$23,643	$30,164

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$1,524	$1,732	$4,876	$5,518
Direct financing leases	463	626	1,520	1,982
Interest on notes receivable	5	8	17	28
Gain on sales of lease assets and early termination of notes	263	214	848	1,466
Gain on sales or dispositions of investment in securities	—	1	—	74
Other	102	4	286	47
Total revenues	2,357	2,585	7,547	9,115
Expenses:
Depreciation of operating lease assets	375	881	1,567	2,848
Asset management fees to Managing Member and/or affiliates	76	118	332	369
Costs reimbursed to Managing Member and/or affiliates	173	205	584	802
Amortization of initial direct costs	4	7	16	25
Interest expense	92	163	329	539
Impairment losses on equipment	—	—	345	4
Railcar maintenance	26	108	170	457
(Reversal of) provision for credit losses	(11)	7	(57)	(126)
Provision for losses on investment in securities	2	—	2	—
Professional fees	13	12	111	106
Franchise fees and taxes	37	55	112	147
Outside services	19	13	58	53
Other	57	56	176	195
Total operating expenses	863	1,625	3,745	5,419
Other (expense) income, net	(1)	1	—	2
Net income	$1,493	$961	$3,802	$3,698
Net income:
Managing Member	$—	$—	$170	$453
Other Members	1,493	961	3,632	3,245
	$1,493	$961	$3,802	$3,698
Net income per Limited Liability Company Unit (Other Members)	$0.11	$0.07	$0.26	$0.23
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	13,971,486	$21,456	$—	$21,456
Distributions to Other Members ($0.68 per Unit)	—	(9,431)	—	(9,431)
Distributions to Managing Member	—	—	(765)	(765)
Net income	—	3,880	765	4,645
Balance December 31, 2014	13,971,486	15,905	—	15,905
Distributions to Other Members ($0.15 per Unit)	—	(2,096)	—	(2,096)
Distributions to Managing Member	—	—	(170)	(170)
Net income	—	3,632	170	3,802
Balance September 30, 2015 (Unaudited)	13,971,486	$17,441	$—	$17,441

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating activities:
Net income	$1,493	$961	$3,802	$3,698
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(263)	(214)	(848)	(1,466)
Gain on sales or dispositions of investment in securities	—	(1)	—	(74)
Depreciation of operating lease assets	375	881	1,567	2,848
Amortization of initial direct costs	4	7	16	25
Impairment losses on equipment	—	—	345	4
(Reversal of) provision for credit losses	(11)	7	(57)	(126)
Provision for losses on investment in securities	2	—	2	—
Changes in operating assets and liabilities:
Accounts receivable	34	15	123	227
Prepaid expenses and other assets	(22)	(21)	(5)	(3)
Accounts payable, Managing Member	(73)	(81)	(166)	(209)
Accounts payable, other	7	21	(152)	(224)
Accrued interest payable	(6)	(5)	(16)	(15)
Unearned operating lease income	(157)	(18)	(199)	(176)
Net cash provided by operating activities	1,383	1,552	4,412	4,509
Investing activities:
Purchase of securities	—	—	(3)	—
Proceeds from sales of lease assets and early termination of notes	341	508	1,194	4,029
Proceeds from sales or dispositions of investment in securities	—	74	—	74
Principal payments received on direct financing leases	683	567	1,959	1,705
Principal payments received on notes receivable	36	47	107	138
Net cash provided by investing activities	1,060	1,196	3,257	5,946
Financing activities:
Repayments under non-recourse debt	(1,120)	(1,249)	(3,370)	(3,747)
Distributions to Other Members	(2,096)	(5,589)	(5,938)	(11,178)
Distributions to Managing Member	(170)	(453)	(482)	(906)
Net cash used in financing activities	(3,386)	(7,291)	(9,790)	(15,831)
Net decrease in cash and cash equivalents	(943)	(4,543)	(2,121)	(5,376)
Cash and cash equivalents at beginning of period	3,469	7,645	4,647	8,478
Cash and cash equivalents at end of period	$2,526	$3,102	$2,526	$3,102
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$98	$168	$345	$554
Cash paid during the period for taxes	$1	$8	$141	$161

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2015. As of September 30, 2015, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2015 and 2014 and long-lived tangible assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$7,547	100%	$9,041	99%
United Kingdom	—	0%	74	1%
Total International	—	0%	74	1%
Total	$7,547	100%	$9,115	100%

	As of September 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$20,187	100%	$24,420	100%
United Kingdom	—	0%	—	0%
Total International	—	0%	—	0%
Total	$20,187	100%	$24,420	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $2 thousand was recorded for both the three and nine months ended September 30, 2015 to reduce the recorded value of certain securities to market. No fair value adjustment was deemed necessary for the three and nine months ended September 30, 2014. Likewise, there were no investment securities sold or disposed of during the three and nine months ended September 30, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2015 and December 31, 2014, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2015. By comparison, during the respective three and nine months ended September 30, 2014, the Company realized gains of $1 thousand and $74 thousand on the net exercise of warrants.

Other (expense) income, net:

Other (expense) income, net consisted solely of net gains and losses on foreign exchange transactions.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of September 30, 2015 and December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $225 thousand and $332 thousand, respectively. Such note bears an annual interest rate of 8.51% and matures in 2016.

The Company’s remaining note receivable was not deemed impaired or in non-accrual status as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2015	$41
Year ending December 31, 2016	188
229
Less: portion representing unearned interest income	(4)
Notes receivable, net	$225

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$10	$128	$—	$—	$138
Provision (reversal of provision)	—	3	(82)	—	—	(79)
Balance December 31, 2014	—	13	46	—	—	59
Reversal of provision	—	(13)	(44)	—	—	(57)
Balance September 30, 2015	$—	$—	$2	$—	$—	$2

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

As of September 30, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2015	Notes Receivable	Finance Leases		Total
Allowance for credit losses:
Ending balance	$—	$—		$—
Ending balance: individually evaluated for impairment	$—	$—		$—
Ending balance: collectively evaluated for impairment	$—	$—		$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—		$—
Financing receivables:
Ending balance	$225	$7,044	[1]	$7,269
Ending balance: individually evaluated for impairment	$225	$7,044		$7,269
Ending balance: collectively evaluated for impairment	$—	$—		$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—		$—

1 Includes $2 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2014	Notes Receivable	Finance Leases		Total
Allowance for credit losses:
Ending balance	$—	$—		$—
Ending balance: individually evaluated for impairment	$—	$—		$—
Ending balance: collectively evaluated for impairment	$—	$—		$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—		$—
Financing receivables:
Ending balance	$332	$9,030	[2]	$9,362
Ending balance: individually evaluated for impairment	$332	$9,030		$9,362
Ending balance: collectively evaluated for impairment	$—	$—		$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—		$—

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Pass	$225	$332	$7,042	$9,025
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$225	$332	$7,042	$9,025

At September 30, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

September 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$225	$225	$—
Finance leases	—	—	—	—	7,042	7,042	—
Total	$—	$—	$—	$—	$7,267	$7,267	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	3	3	9,022	9,025	3
Total	$—	$—	$3	$3	$9,354	$9,357	$3

No financing receivables were impaired or in non-accrual status as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2015
Net investment in operating leases	$14,079	$(957)	$(1,567)	$11,555
Net investment in direct financing leases	9,025	(24)	(1,959)	7,042
Assets held for sale or lease, net	1,295	290	—	1,585
Initial direct costs, net of accumulated amortization of $128 at September 30, 2015 and $190 at December 31, 2014	21	—	(16)	5
Total	$24,420	$(691)	$(3,542)	$20,187

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

As a result of these reviews, the Company recorded $345 thousand of fair value adjustments to reduce the cost basis of certain impaired lease equipment during the first nine months of 2015, all of which was recorded during the first quarter. By comparison, the Company recorded $4 thousand of fair value adjustments relative to impaired off-lease equipment during the first nine months of 2014, none of which was recorded during the third quarter of 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $375 thousand and $881 thousand for the respective three months ended September 30, 2015 and 2014, and $1.6 million and $2.8 million for the respective nine months ended September 30, 2015 and 2014.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $4 thousand and $7 thousand for the respective three months ended September 30, 2015 and 2014, and $16 thousand and $25 thousand for the respective nine months ended September 30, 2015 and 2014.

All of the remaining property on lease was acquired during the years 2005 through 2011.

As of September 30, 2015 and December 31, 2014, there were no lease contracts placed in non-accrual status. At December 31, 2014, the Company had certain leases that have related accounts receivable aged 90 days or

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

more that were not placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments. As of September 30, 2015, the Company had no accounts receivable aged 90 days or more that have not been placed on non-accrual status.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications, Dispositions or Impairment Losses	Balance September 30, 2015
Transportation, rail	$25,210	$—	$(1,031)	$24,179
Transportation, other	14,982	—	(709)	14,273
Aircraft	3,026	—	—	3,026
Petro/natural gas	2,446	—	(345)	2,101
Materials handling	3,440	—	(1,850)	1,590
Construction	1,392	—	(39)	1,353
Manufacturing	624	—	—	624
Agriculture	350	—	—	350
	51,470	—	(3,974)	47,496
Less accumulated depreciation	(37,391)	(1,567)	3,017	(35,941)
Total	$14,079	$(1,567)	$(957)	$11,555

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at both September 30, 2015 and December 31, 2014.

Direct financing leases:

As of September 30, 2015 and December 31, 2014, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment. The components of the Company’s investment in direct financing leases as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Total minimum lease payments receivable	$4,970	$8,465
Estimated residual values of leased equipment (unguaranteed)	3,557	3,576
Investment in direct financing leases	8,527	12,041
Less unearned income	(1,485)	(3,016)
Net investment in direct financing leases	$7,042	$9,025

There were no direct financing leases placed in non-accrual status as of September 30, 2015 and December 31, 2014.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2015	$456	$1,147	$1,603
Year ending December 31, 2016	1,363	3,797	5,160
2017	1,035	26	1,061
2018	560	—	560
2019	306	—	306
2020	78	—	78
Thereafter	1	—	1
	$3,799	$4,970	$8,769

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$173	$205	$584	$802
Asset management fees to Managing Member and/or affiliates	76	118	332	369
	$249	$323	$916	$1,171

7. Non-recourse debt:

At September 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $5.5 million over the remaining lease terms; and the carrying value of the pledged assets is $8.1 million. The notes mature at various dates from 2015 through 2018.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2015	$1,138	$80	$1,218
Year ending December 31, 2016	3,984	142	4,126
2017	425	5	430
2018	83	—	83
	$5,630	$227	$5,857

8. Commitments:

At September 30, 2015, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

10. Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2015 and December 31, 2014. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

Distributions to the Other Members for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions declared	$—	$—	$2,096	$5,589
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.15	$0.40

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

At September 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis.

The Company also recorded non-recurring adjustments to reflect the fair values of certain impaired lease assets during the first nine months of 2015, and those of impaired off-lease assets during 2014. Amounts at September 30, 2015 reflect the fair value of the then existing impaired assets. All assets impaired during 2014 had been disposed by December 31, 2014.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2015 and December 31, 2014, the Company estimated the fair value of the warrants to be nominal in amount. Such valuations are classified within Level 3 of the valuation hierarchy.

Impaired lease and/or off-lease equipment

During the first nine months of 2015, the Company deemed certain off-contract month-to-month revenue generating petroleum/natural gas equipment to be impaired; and, recorded fair value adjustments of $345 thousand to reduce the cost basis of the equipment in order to reflect an appropriate residual value. Such fair value adjustments were all recorded during the first quarter. By comparison, the Company recorded fair value adjustments totaling $4 thousand relative to impaired off-lease equipment during the first nine months of 2014, none of which were recorded during the third quarter. The aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

As of December 31, 2014, the off-lease equipment impaired during 2014 were all disposed of. The table below presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2015 (in thousands):

	September 30, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease equipment	$100	$—	$—	$100

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2015:

September 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$100,000 (total of $100,000)
			Equipment Condition	Poor to Average

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,526	$2,526	$—	$—	$2,526
Notes receivable, net	225	—	—	225	225
Investment in securities	86	—	—	86	86
Financial liabilities:
Non-recourse debt	5,630	—	—	5,719	5,719

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,647	$4,647	$—	$—	$4,647
Notes receivable, net	332	—	—	332	332
Investment in securities	85	—	—	85	85
Financial liabilities:
Non-recourse debt	9,000	—	—	9,196	9,196

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

Results of Operations

The three months ended September 30, 2015 versus the three months ended September 30, 2014

The Company had net income of $1.5 million and $961 thousand for the three months ended September 30, 2015 and 2014, respectively. The results for the third quarter of 2015 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2015 decreased by $228 thousand, or 9%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in operating lease revenues and direct financing lease revenues offset, in part, by increases in other revenue and gain on sales of lease assets and early termination of notes.

Operating lease revenues declined by $208 thousand primarily as a result of continued run-off and dispositions of lease assets; while direct financing lease revenues decreased by $163 thousand mainly due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $98 thousand increase in other revenue and a $49 thousand increase in gain on sales of lease and early termination of notes. The growth in other revenue was primarily due to a one-time cash receipt from litigation; while the increase in gain on sales of lease assets and early termination of notes was attributable to a change in the mix of assets sold.

Expenses

Total operating expenses for the third quarter of 2015 decreased by $762 thousand, or 47%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, railcar maintenance costs, interest expense, asset management fees paid to AFS and costs reimbursed to AFS and/or affiliates.

The decrease in depreciation expense totaled $506 thousand and was primarily a result of run-off and dispositions of lease assets. Railcar maintenance costs declined by $82 thousand largely due to prior year period costs incurred in preparing certain railcars for re-leasing; and, interest expense decreased by $71 thousand as a result of a $4.6 million reduction in outstanding debt since September 30, 2014.

Moreover, asset management fees paid to AFS declined by $42 thousand due to the continued decrease in managed assets and related rents; while costs reimbursed to AFS and/or affiliates decreased by $32 thousand due to lower allocated costs resulting from the Fund’s continued liquidation.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The Company had net income of $3.8 million and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively. The results for the first nine months of 2015 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2015 decreased by $1.6 million, or 17%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in operating lease revenues, gain on sales of lease assets and early termination of notes, and direct financing lease revenues offset, in part, by an increase in other revenue.

Operating lease revenues declined by $642 thousand primarily as a result of continued run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes decreased by $618 thousand largely due to the lower volume and change in the mix of assets sold; and, direct financing lease revenues decreased by $462 thousand mainly due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $239 thousand increase in other revenue. The growth in other revenue was largely due to an increase in deferred maintenance fees charged for excess wear and tear on returned equipment as well as a one-time cash receipt from litigation.

Expenses

Total operating expenses for the first nine months of 2015 decreased by $1.7 million, or 31%, as compared to the prior year period. Such decline in operating expenses was primarily due to decreases in depreciation expense, railcar maintenance costs, cost reimbursements to AFS and interest expense offset, in part, by an increase in impairment losses on equipment and a lower amount of provision for credit losses reversed during the current year period.

The decrease in depreciation expense totaled $1.3 million and was primarily a result of run-off and dispositions of lease assets; while railcar maintenance costs declined by $287 thousand as additional costs were incurred during the prior year period in preparing certain railcars for re-leasing.

Moreover, cost reimbursements to AFS declined by $218 thousand largely due to lower costs allocated by the Manager based on the Company’s continued liquidation; and, interest expense decreased by $210 thousand as a result of a $4.6 million reduction in outstanding debt since September 30, 2014.

Partially offsetting the aforementioned decreases in expenses was a $341 thousand increase in impairment losses on equipment and a $69 thousand unfavorable change in the provision for credit losses resulting from a lesser amount of provision reversed due to collections during the current year period.

The increase in impairment losses on equipment was largely attributable to off-contract month-to-month revenue generating petroleum/natural gas equipment deemed impaired. The fair value of such equipment was adjusted in order to reflect an appropriate residual value based on information and/or pricing quotes from third party remarketing agents. In addition, the lower amount provision reversed was primarily a result of a decline in collections of delinquent amounts previously reserved.

Capital Resources and Liquidity

At September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $2.5 million and $4.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$1,383	$1,552	$4,412	$4,509
Investing activities	1,060	1,196	3,257	5,946
Financing activities	(3,386)	(7,291)	(9,790)	(15,831)
Net decrease in cash and cash equivalents	$(943)	$(4,543)	$(2,121)	$(5,376)

The three months ended September 30, 2015 versus the three months ended September 30, 2014

During the three months ended September 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $341 thousand and $508 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended September 30, 2015 and 2014, and $74 thousand of proceeds from the disposition of certain investment in securities during the third quarter of 2014.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $2.3 million and $6.0 million for the respective third quarters of 2015 and 2014, while total debt repaid amounted to $1.1 million and $1.2 million, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.2 million and $4.0 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective nine months ended September 30, 2015 and 2014, and $74 thousand of proceeds from the disposition of certain investment in securities during the first nine months of 2014.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $6.4 million and $12.1 million for the first nine months of 2015 and 2014, respectively; while total debt repaid amounted to $3.4 million and $3.7 million, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $5.6 million and $9.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2015, there were no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2015

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