Form 10-Q
period 2016-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2016-05-16
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

The number of Limited Liability Company Units outstanding as of April 30, 2016 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,779	$4,030
Accounts receivable, net of allowance for doubtful accounts of $2 at March 31, 2016 and December 31, 2015	548	505
Prepaid expenses and other assets	106	115
Investment in securities	65	74
Fair value of warrants	13	29
Investments in equipment and leases, net of accumulated depreciation of $34,860 at March 31, 2016 and $35,926 at December 31, 2015	17,377	18,807
Total assets	$20,888	$23,560
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$32	$295
Accrued distributions to Other Members	—	2,445
Other	392	319
Accrued interest payable	16	21
Non-recourse debt	3,379	4,493
Unearned operating lease income	101	87
Total liabilities	3,920	7,660
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,968	15,900
Total Members’ capital	16,968	15,900
Total liabilities and Members’ capital	$20,888	$23,560

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$1,102	$1,777
Direct financing leases	371	550
Interest on notes receivable	—	7
(Loss) gain on sales of lease assets and early termination of notes	(57)	253
Unrealized loss on fair valuation of warrants	(16)	—
Other	468	118
Total revenues	1,868	2,705
Expenses:
Depreciation of operating lease assets	304	657
Asset management fees to Managing Member and/or affiliates	65	83
Costs reimbursed to Managing Member and/or affiliates	127	211
Amortization of initial direct costs	1	6
Interest expense	57	127
Impairment losses on equipment	—	345
Railcar maintenance	53	89
Reversal of provision for credit losses	—	(33)
Impairment losses on investment in securities	9	—
Professional fees	96	84
Franchise fees and taxes	1	37
Outside services	31	22
Other	56	61
Total operating expenses	800	1,689
Other expense, net	—	(2)
Net income	$1,068	$1,014
Net income:
Managing Member	$—	$—
Other Members	1,068	1,014
	$1,068	$1,014
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.07
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands, except for units and per unit data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2014	13,971,486	$15,905	$—	$15,905
Distributions to Other Members ($0.33 per Unit)	—	(4,541)	—	(4,541)
Distributions to Managing Member	—	—	(368)	(368)
Net income	—	4,536	368	4,904
Balance December 31, 2015	13,971,486	15,900	—	15,900
Net income	—	1,068	—	1,068
Balance March 31, 2016 (Unaudited)	13,971,486	$16,968	$—	$16,968

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$1,068	$1,014
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	57	(253)
Depreciation of operating lease assets	304	657
Amortization of initial direct costs	1	6
Impairment losses on equipment	—	345
Reversal of provision for credit losses	—	(33)
Provision for losses on investment in securities	9	—
Unrealized loss on fair valuation of warrants	16	—
Changes in operating assets and liabilities:
Accounts receivable	(43)	33
Prepaid expenses and other assets	9	9
Accounts payable, Managing Member	(65)	(130)
Accounts payable, other	73	(35)
Accrued interest payable	(5)	(5)
Unearned operating lease income	14	—
Net cash provided by operating activities	1,438	1,608
Investing activities:
Purchase of securities	—	(3)
Proceeds from sales of lease assets and early termination of notes	293	373
Principal payments received on direct financing leases	775	621
Principal payments received on notes receivable	—	35
Net cash provided by investing activities	1,068	1,026
Financing activities:
Repayments under non-recourse debt	(1,114)	(1,148)
Distributions to Other Members	(2,445)	(3,842)
Distributions to Managing Member	(198)	(312)
Net cash used in financing activities	(3,757)	(5,302)
Net decrease in cash and cash equivalents	(1,251)	(2,668)
Cash and cash equivalents at beginning of period	4,030	4,647
Cash and cash equivalents at end of period	$2,779	$1,979
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$62	$132
Cash paid during the period for taxes	$1	$2

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2016. As of March 31, 2016, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2016 and 2015, and as of March 31, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $9 thousand was recorded in the three months ended March 31, 2016 to reduce the recorded value of certain securities to fair value. No fair value adjustment was deemed necessary for the three months ended March 31, 2015. Likewise, there were no investment securities sold or disposed of during the three months ended March 31, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2016, the Company recorded unrealized losses of $16 thousand on the fair valuation of its warrant holdings. There were no unrealized gains or losses recorded during the prior year period. At March 31, 2016 and December 31, 2015, the Managing Member estimated the fair value of the warrants to be $13 thousand and $29 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2016 and 2015.

Other expense, net:

Other expense, net consisted solely of net losses on foreign exchange transactions.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. The Company had one note receivable which remained unsettled as of March 31, 2015. As of such date, the note had an outstanding balance of $297 thousand, an annual interest rate of 8.51%, and a maturity date of January 1, 2016. Interest income on the note amounted to $7 thousand during the first three months of 2015. Such note was fully settled in December 2015.

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $2 thousand at both March 31, 2016 and December 31, 2015. All of such allowance were related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2016 and December 31, 2015.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2016
Net investment in operating leases	$9,793	$(322)	$(304)	$9,167
Net investment in direct financing leases	6,315	(1)	(775)	5,539
Assets held for sale or lease, net	2,696	(27)	—	2,669
Initial direct costs, net of accumulated amortization of $85 at March 31, 2016 and $86 at December 31, 2015	3	—	(1)	2
Total	$18,807	$(350)	$(1,080)	$17,377

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2016. By comparison, the Company recorded $345 thousand of fair value adjustments to reduce the cost basis of certain impaired lease equipment during the three months ended March 31, 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $304 thousand and $657 thousand for the respective three months ended March 31, 2016 and 2015. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $1 thousand and $6 thousand for the respective three months ended March 31, 2016 and 2015.

All of the remaining property on lease was acquired during the years 2004 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance March 31, 2016
Transportation, rail	$21,892	$—	$(485)	$21,407
Transportation, other	13,926	—	(977)	12,949
Aircraft	3,026	—	—	3,026
Materials handling	1,536	—	(710)	826
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Agriculture	350	—	—	350
	41,824	—	(2,172)	39,652
Less accumulated depreciation	(32,031)	(304)	1,850	(30,485)
Total	$9,793	$(304)	$(322)	$9,167

The average estimated residual value for assets on operating leases was 20% and 21% of the assets’ original cost at March 31, 2016 and December 31, 2015, respectively. There were no operating leases placed in non-accrual status as of the same dates.

Direct financing leases:

As of March 31, 2016 and December 31, 2015, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment.

The components of the Company’s investment in direct financing leases as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Total minimum lease payments receivable	$2,678	$3,823
Estimated residual values of leased equipment (unguaranteed)	3,556	3,558
Investment in direct financing leases	6,234	7,381
Less unearned income	(695)	(1,066)
Net investment in direct financing leases	$5,539	$6,315

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

There were no direct financing leases placed in non-accrual status as of March 31, 2016 and December 31, 2015.

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2016	$1,499	$2,652	$4,151
Year ending December 31, 2017	1,628	26	1,654
2018	1,095	—	1,095
2019	481	—	481
2020	232	—	232
Thereafter	25	—	25
	$4,960	$2,678	$7,638

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$127	$211
Asset management fees to Managing Member and/or affiliates	65	83
	$192	$294

7. Non-recourse debt:

At March 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2016, gross operating lease rentals and future payments on direct financing leases totaled approximately $3.1 million over the remaining lease terms; and the carrying value of the pledged assets is $6.2 million. The notes mature at various dates from 2016 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2016	$2,871	$80	$2,951
Year ending December 31, 2017	425	5	430
2018	83	—	83
	$3,379	$85	$3,464

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Commitments:

At March 31, 2016, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

10. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2016 and December 31, 2015. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

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

There were no distributions declared or paid during the three months ended March 31, 2016 and 2015.

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

At March 31, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

During the first quarter of 2016, the Company recorded non-recurring fair value adjustments to reduce the cost basis of an impaired security to zero. During 2015, such non-recurring adjustments were recorded to reduce the cost bases of impaired equipment. Amounts at December 31, 2015 reflect the fair values of the then existing impaired equipment.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio approximated $13 thousand and $29 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2015	$29
Unrealized loss on warrants, net recorded during the period	(16)
Balance at March 31, 2016	$13

Impaired investment securities (non-recurring)

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for any impairment based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

During the first quarter of 2016, the Company recorded a $9 thousand fair value adjustment to reduce the cost basis of an impaired investment security to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated a significantly reduced value as evidenced by the purchase price of the investee as contemplated in its acquisition terms.

During 2015, the Company recorded non-recurring fair value adjustments of $14 thousand to reduce the cost basis of certain impaired investment securities, none of which were recorded during the first quarter. A majority of the reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired lease and/or off-lease equipment (non-recurring)

During 2015, the Company deemed certain petroleum/natural gas and transportation equipment to be impaired. Accordingly, the Company recorded fair value adjustments of $437 thousand to reduce the cost basis of the equipment, of which $345 thousand was recorded during the first quarter of 2015. There were no such adjustments during the current year quarter.

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

As previously mentioned, the fair value of the investment security impaired during the first quarter of 2016 was zero as of March 31, 2016. The table below presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall as of December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$120	$—	$—	$120
Impaired investment securities	8	—	—	8

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2016 and December 31, 2015:

March 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	2.16 – 2.50
			Risk-free interest rate	0.75% – 0.80%
			Annualized volatility	100%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	2.41 – 2.75
			Risk-free interest rate	1.16% – 1.25%
			Annualized volatility	100%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing	$0 – $20,000
			Quotes – per equipment	(total of $120,000)
			Equipment Condition	Poor to Average
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,779	$2,779	$—	$—	$2,779
Investment in securities	65	—	—	65	65
Fair value of warrants	13	—	—	13	13
Financial liabilities:
Non-recourse debt	3,379	—	—	3,410	3,410

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,030	$4,030	$—	$—	$4,030
Investment in securities	74	—	—	74	74
Fair value of warrants	29	—	—	29	29
Financial liabilities:
Non-recourse debt	4,493	—	—	4,541	4,541

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

Results of Operations

The three months ended March 31, 2016 versus the three months ended March 31, 2015

The Company had net income of $1.1 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The results for the first quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2016 decreased by $837 thousand, or 31%, as compared to the prior year period. Such decrease was primarily attributable to a reduction in operating lease revenues, realized losses on sales of lease assets and early termination of notes, and a decrease in direct financing lease revenues offset, in part, by an increase in other revenue.

The decline in operating lease revenues totaled $675 thousand and was primarily a result of continued run-off and dispositions of lease assets. During the first quarter of 2016, the Company recorded losses of $57 thousand on sales of lease assets and early termination of notes as compared to gains of $253 thousand during the prior year period, an unfavorable change of $310 thousand. Such change was mostly due to lower volume and change in the mix of assets sold. Finally, direct financing lease revenues decreased by $179 thousand mainly due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $350 thousand increase in other revenue. Such increase was primarily related to deferred maintenance charges on returned equipment.

Expenses

Total operating expenses for the first quarter of 2016 decreased by $889 thousand, or 53%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, costs reimbursed to AFS and/or affiliates and interest expense.

The decrease in depreciation expense totaled $353 thousand and was primarily a result of run-off and dispositions of lease assets. Impairment losses on equipment declined by $345 thousand due to the absence of equipment deemed impaired during the current year period. In contrast, certain petroleum/natural gas equipment were deemed impaired during the prior year period for which the Company recorded fair value adjustments totaling $345 thousand. Such adjustments were based on information and/or pricing quotes from third party remarketing agents.

Furthermore, costs reimbursed to AFS and/or affiliates decreased by $84 thousand largely due to lower costs allocated by the Manager based on the Company’s continued liquidation; and, interest expense declined by $70 thousand as a result of a $4.5 million reduction in outstanding debt since March 31, 2015.

Capital Resources and Liquidity

At March 31, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $2.8 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$1,438	$1,608
Investing activities	1,068	1,026
Financing activities	(3,757)	(5,302)
Net decrease in cash and cash equivalents	$(1,251)	$(2,668)

The three months ended March 31, 2016 versus the three months ended March 31, 2015

During the three months ended March 31, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $293 thousand and $373 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended March 31, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $2.6 million and $4.2 million, respectively, while total debt repaid amounted to $1.1 million for each of the first three months of 2016 and 2015. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had non-recourse long-term debt totaling $3.4 million and $4.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Note 7 in Item 1. Financial Statements (Unaudited).

Distributions

Beginning with the month of April 2003, the Company commenced periodic distributions based on cash flows from operations. The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2016, there were no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies since December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to NASD Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL CAPITAL EQUIPMENT FUND X, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL CAPITAL EQUIPMENT FUND X, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-Q has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND X, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2015, the disclosure is made in this quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values will be accomplished and included in the Fund’s annual Form 10-K filing for each year.

Specifics Underlying Valuation Methodology:
Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 155%, based on ATEL’s historical track record as of December 31, 2015. In addition, an annual inflation rate of 1.50% has been assumed.

For Off-Lease:  A realized residual of 100% of the book value for off-lease assets has been assumed.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Marketable Securities: The estimated values for Marketable Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL CAPITAL EQUIPMENT FUND X, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND X, LLC at December 31, 2015 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.52. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND X, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND X, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets,

(3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

Date: May 16, 2016

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