Form 10-Q
period 2016-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2016-08-12
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015
(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,951	$4,030
Accounts receivable, net	535	505
Prepaid expenses and other assets	98	115
Investment in securities	65	74
Fair value of warrants	13	29
Investments in equipment and leases, net	15,544	18,807
Total assets	$21,206	$23,560
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$236	$295
Accrued distributions to Other Members	3,493	2,445
Other	343	319
Accrued interest payable	10	21
Non-recourse debt	2,248	4,493
Unearned operating lease income	189	87
Total liabilities	6,519	7,660
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	14,687	15,900
Total Members’ capital	14,687	15,900
Total liabilities and Members’ capital	$21,206	$23,560

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$1,128	$1,575	$2,230	$3,352
Direct financing leases	321	507	692	1,057
Interest on notes receivable	—	5	—	12
Gain on sales of lease assets and early termination of notes	257	332	200	585
Unrealized loss on fair valuation of warrants	—	—	(16)	—
Other interest	1	—	1	—
Other	557	66	1,025	184
Total revenues	2,264	2,485	4,132	5,190
Expenses:
Depreciation of operating lease assets	292	535	596	1,192
Asset management fees to Managing Member and/or affiliates	118	173	183	256
Costs reimbursed to Managing Member and/or affiliates	128	200	255	411
Amortization of initial direct costs	—	6	1	12
Interest expense	38	110	95	237
Impairment losses on equipment	—	—	—	345
Railcar maintenance	36	55	89	144
Reversal of provision for credit losses	(1)	(13)	(1)	(46)
Impairment losses on investment in securities	—	—	9	—
Storage fees	84	13	95	25
Professional fees	13	14	109	98
Franchise fees and taxes	(1)	38	—	75
Outside services	23	17	54	39
Other	39	45	84	94
Total operating expenses	769	1,193	1,569	2,882
Other income, net	—	3	—	1
Net income	$1,495	$1,295	$2,563	$2,309
Net income:
Managing Member	$283	$170	$283	$170
Other Members	1,212	1,125	2,280	2,139
	$1,495	$1,295	$2,563	$2,309
Net income per Limited Liability Company Unit (Other Members)	$0.09	$0.08	$0.16	$0.15
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	13,971,486	$15,905	$—	$15,905
Distributions to Other Members ($0.33 per Unit)	—	(4,541)	—	(4,541)
Distributions to Managing Member	—	—	(368)	(368)
Net income	—	4,536	368	4,904
Balance December 31, 2015	13,971,486	15,900	—	15,900
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	2,280	283	2,563
Balance June 30, 2016 (Unaudited)	13,971,486	$14,687	$—	$14,687

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating activities:
Net income	$1,495	$1,295	$2,563	$2,309
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(257)	(332)	(200)	(585)
Depreciation of operating lease assets	292	535	596	1,192
Amortization of initial direct costs	—	6	1	12
Impairment losses on equipment	—	—	—	345
Reversal of provision for credit losses	(1)	(13)	(1)	(46)
Impairment losses on investment in securities	—	—	9	—
Unrealized loss on fair valuation of warrants	—	—	16	—
Changes in operating assets and liabilities:
Accounts receivable	14	56	(29)	89
Prepaid expenses and other assets	8	8	17	17
Accounts payable, Managing Member	(79)	37	(144)	(93)
Accounts payable, other	(49)	(124)	24	(159)
Accrued interest payable	(6)	(5)	(11)	(10)
Unearned operating lease income	88	(42)	102	(42)
Net cash provided by operating activities	1,505	1,421	2,943	3,029
Investing activities:
Purchase of securities	—	—	—	(3)
Proceeds from sales of lease assets and early termination of notes	977	480	1,270	853
Principal payments received on direct financing leases	821	655	1,596	1,276
Principal payments received on notes receivable	—	36	—	71
Net cash provided by investing activities	1,798	1,171	2,866	2,197
Financing activities:
Repayments under non-recourse debt	(1,131)	(1,102)	(2,245)	(2,250)
Distributions to Other Members	—	—	(2,445)	(3,842)
Distributions to Managing Member	—	—	(198)	(312)
Net cash used in financing activities	(1,131)	(1,102)	(4,888)	(6,404)
Net increase (decrease) in cash and cash equivalents	2,172	1,490	921	(1,178)
Cash and cash equivalents at beginning of period	2,779	1,979	4,030	4,647
Cash and cash equivalents at end of period	$4,951	$3,469	$4,951	$3,469
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44	$115	$106	$247
Cash paid during the period for taxes	$85	$138	$86	$140
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at period-end	$283	$170	$283	$170
Distributions declared and payable to Other Members at period-end	$3,493	$2,096	$3,493	$2,096

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2016. As of June 30, 2016, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2016 and 2015, and as of June 30, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $9 thousand was recorded in the six months ended June 30, 2016, to reduce the recorded value of certain securities to fair value. No fair value adjustment was deemed necessary for the three months ended June 30, 2016 and the three and six months ended June 30, 2015. There were no investment securities sold or disposed of during the three and six months ended June 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the six months ended June 30, 2016, the Company recorded unrealized losses of $16 thousand on the fair valuation of its warrant holdings. There were no unrealized gains or losses recorded at December 31, 2015. At June 30, 2016 and December 31, 2015, the Managing Member estimated the fair value of the warrants to be $13 thousand and $29 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2016 and 2015.

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

Fair value:

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

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2016 and December 31, 2015, the notes have been fully settled.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $1 thousand and $2 thousand at June 30, 2016 and December 31, 2015, respectively. All of such allowance were related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2016 and December 31, 2015.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2016
Net investment in operating leases	$9,793	$(1,217)	$(594)	$7,982
Net investment in direct financing leases	6,315	(2)	(1,596)	4,717
Assets held for sale or lease, net	2,696	149	(2)	2,843
Initial direct costs, net of accumulated amortization of $86 at June 30, 2016 and $86 at December 31, 2015	3	—	(1)	2
Total	$18,807	$(1,070)	$(2,193)	$15,544

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

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2016. By comparison, the Company recorded $345 thousand of fair value adjustments to reduce the cost basis of certain impaired lease equipment during the first six months of 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $292 thousand and $535 thousand for the respective three months ended June 30, 2016 and 2015, and $596 thousand and $1.2 million for the respective six months ended June 30, 2016 and 2015. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $6 thousand for the three months ended June 30, 2015, and $1 thousand and $12 thousand for the respective six months ended June 30, 2016 and 2015.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

All of the remaining property on lease was acquired during the years 2004 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance June 30, 2016
Transportation, rail	$21,892	$—	$(3,112)	$18,780
Transportation, other	13,926	—	(2,622)	11,304
Aircraft	3,026	—	—	3,026
Materials handling	1,536	—	(819)	717
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Agriculture	350	—	—	350
	41,824	—	(6,553)	35,271
Less accumulated depreciation	(32,031)	(594)	5,336	(27,289)
Total	$9,793	$(594)	$(1,217)	$7,982

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both June 30, 2016 and December 31, 2015. There were no operating leases placed in non-accrual status as of the same dates.

Direct financing leases:

As of June 30, 2016 and December 31, 2015, investment in direct financing leases generally consists of materials handling, mining, construction and agriculture equipment.

The components of the Company’s investment in direct financing leases as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Total minimum lease payments receivable	$1,536	$3,823
Estimated residual values of leased equipment (unguaranteed)	3,555	3,558
Investment in direct financing leases	5,091	7,381
Less unearned income	(374)	(1,066)
Net investment in direct financing leases	$4,717	$6,315

There were no direct financing leases placed in non-accrual status as of June 30, 2016 and December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At June 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2016	$1,003	$1,510	$2,513
Year ending December 31, 2017	1,707	26	1,733
2018	1,156	—	1,156
2019	494	—	494
2020	232	—	232
2021	24	—	24
	$4,616	$1,536	$6,152

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$128	$200	$255	$411
Asset management fees to Managing Member and/or affiliates	118	173	183	256
	$246	$373	$438	$667

7. Non-recourse debt:

At June 30, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2016, gross operating lease rentals and future payments on direct financing leases totaled approximately $1.9 million over the remaining lease terms; and the carrying value of the pledged assets is $5.4 million. The notes mature at various dates from 2016 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2016	$1,740	$37	$1,777
Year ending December 31, 2017	425	5	430
2018	83	—	83
	$2,248	$42	$2,290

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Commitments:

At June 30, 2016, there were no commitments to purchase lease assets or fund investments in notes receivable.

9. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2016 and December 31, 2015. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions declared	$3,493	$2,096	$3,493	$2,096
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$0.25	$0.15	$0.25	$0.15

10. Fair value measurements:

At June 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

During the first six months of 2016, the Company recorded non-recurring fair value adjustments to reduce the cost basis of an impaired security to zero. During 2015, such non-recurring adjustments were recorded to reduce the cost bases of impaired equipment. Amounts at December 31, 2015 reflect the fair values of the existing impaired equipment.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio approximated $13 thousand and $29 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$13	$—	$29	$—
Unrealized loss on fair valuation of warrants	—	—	(16)	—
Fair value of warrants at end of period	$13	$—	$13	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

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

During the first six months of 2016, the Company recorded a $9 thousand fair value adjustment to reduce the cost basis of an impaired investment security to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated a significantly reduced value as evidenced by the purchase price of the investee as contemplated in its acquisition terms.

During 2015, the Company recorded non-recurring fair value adjustments of $14 thousand to reduce the cost basis of certain impaired investment securities, none of which were recorded during the six months ended June 30, 2015. A majority of the reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired lease and/or off-lease equipment (non-recurring)

During 2015, the Company deemed certain petroleum/natural gas and transportation equipment to be impaired. Accordingly, the Company recorded fair value adjustments of $437 thousand to reduce the cost basis of the equipment. There were no such adjustments during the six months ended June 30, 2016.

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

The fair value of the investment security with an impairment at June 30, 2016 was zero. The table below presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall as of December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$120	$—	$—	$120
Impaired investment securities	8	—	—	8

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2016 and December 31, 2015:

June 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	1.91 – 2.25
			Risk-free interest rate	0.57% – 0.61%
			Annualized volatility	100%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	2.41 – 2.75
			Risk-free interest rate	1.16% – 1.25%
			Annualized volatility	100%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 – $20,000
			Quotes – per equipment	(total of $120,000)
			Equipment Condition	Poor to Average
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,951	$4,951	$—	$—	$4,951
Investment in securities	65	—	—	65	65
Fair value of warrants	13	—	—	13	13
Financial liabilities:
Non-recourse debt	2,248	—	—	2,263	2,263

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,030	$4,030	$—	$—	$4,030
Investment in securities	74	—	—	74	74
Fair value of warrants	29	—	—	29	29
Financial liabilities:
Non-recourse debt	4,493	—	—	4,541	4,541

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

Results of Operations

The three months ended June 30, 2016 versus the three months ended June 30, 2015

The Company had net income of $1.5 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively. The results for the second quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 decreased by $221 thousand, or 9%, as compared to the prior year period. Such decrease was primarily attributable to a reduction in operating lease and direct financing lease revenues, and a decrease in realized gains on sales of lease assets and early termination of notes, partially offset by an increase in other revenue.

The decline in operating lease revenues totaled $447 thousand and was primarily a result of continued run-off and dispositions of lease assets. Direct financing lease revenues decreased by $186 thousand mainly due to run-off of the portfolio. The decrease in gains realized on sales of lease assets and early termination of notes totaled $75 thousand and was a result of a change in the mix of assets sold.

Other revenue increased by $491 thousand due to deferred maintenance charges on returned equipment.

Expenses

Total operating expenses for the second quarter of 2016 decreased by $424 thousand, or 36%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, costs reimbursed to AFS and/or affiliates and interest expense, offset, in part, by an increase on storage fees.

The decrease in depreciation expense totaled $243 thousand and was primarily a result of run-off and dispositions of lease assets. Costs reimbursed to AFS and/or affiliates decreased by $72 thousand largely due to lower costs allocated by the Manager based on the Company’s continued liquidation. Interest expense declined by $72 thousand as a result of a $3.9 million reduction in outstanding debt since June 30, 2015.

Storage fees expense increased by $71 thousand due to an increase in the railcars held in storage facility.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

The Company had net income of $2.6 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. The results for the six months ended June 30, 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 decreased by $1.1 million, or 20%, as compared to the prior year period. Such decrease was primarily attributable to a reduction in operating lease revenues, realized losses on sales of lease assets and early termination of notes, and a decrease in direct financing lease revenues, partially offset by an increase in other revenue.

The decline in operating lease revenues totaled $1.1 million and was primarily a result of continued run-off and dispositions of lease assets. During the six months ended June 30, 2016, the decrease in gains realized on sales of lease assets and early termination of notes totaled $385 thousand. Such change was mostly due to lower volume and a change in the mix of assets sold. Finally, direct financing lease revenues decreased by $365 thousand mainly due to run-off of the portfolio.

Other revenue increased by $841 thousand due to deferred maintenance charges on returned equipment.

Expenses

Total operating expenses for the second quarter of 2016 decreased by $1.3 million, or 46%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, costs reimbursed to AFS and/or affiliates and interest expense offset, in part, by an increase on storage fees.

The decrease in depreciation expense totaled $596 thousand and was primarily a result of run-off and dispositions of lease assets. Impairment losses on equipment declined by $345 thousand due to the absence of equipment deemed impaired during the current year period. During the prior period, certain petroleum/natural gas equipment were deemed impaired for which the Company recorded fair value adjustments totaling $345 thousand. Such adjustments were based on information and/or pricing quotes from third party remarketing agents.

Costs reimbursed to AFS and/or affiliates decreased by $156 thousand largely due to lower costs allocated by the Manager based on the Company’s continued liquidation. Interest expense declined by $142 thousand as a result of a $3.9 million reduction in outstanding debt since June 30, 2015.

Storage fees expense increased by $70 thousand due to an increase in the railcars held in storage facility.

Capital Resources and Liquidity

At June 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $5.0 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$1,505	$1,421	$2,943	$3,029
Investing activities	1,798	1,171	2,866	2,197
Financing activities	(1,131)	(1,102)	(4,888)	(6,404)
Net decrease in cash and cash equivalents	$2,172	$1,490	$921	$(1,178)

The three months ended June 30, 2016 versus the three months ended June 30, 2015

During the three months ended June 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $977 thousand and $480 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended June 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay down debt. Total debt repaid amounted to $1.1 million for each of the first three months of 2016 and 2015. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

During the six months ended June 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $1.3 million and $853 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective six months ended June 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $2.6 million and $4.2 million, respectively, while total debt repaid amounted to $2.2 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, there were no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For detailed information on recent accounting pronouncements, see Note 2, Summary of significant accounting policies.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2016

ATEL CAPITAL EQUIPMENT FUND X, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant
By: /s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)