Form 10-Q
period 2016-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2016-11-10
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,176	$4,030
Accounts receivable, net	300	505
Prepaid expenses and other assets	123	115
Investment in securities	65	74
Warrants, fair value	13	29
Investments in equipment and leases, net	11,747	18,807
Total assets	$17,424	$23,560
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$41	$295
Accrued distributions to Other Members	—	2,445
Other	892	319
Accrued interest payable	4	21
Deposits due lessees	4	—
Non-recourse debt	1,098	4,493
Unearned operating lease income	115	87
Total liabilities	2,154	7,660
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,270	15,900
Total Members’ capital	15,270	15,900
Total liabilities and Members’ capital	$17,424	$23,560

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$427	$1,524	$2,657	$4,876
Direct financing leases	234	463	926	1,520
Interest on notes receivable	—	5	—	17
Gain on sales of lease assets and early termination of notes	464	263	664	848
Unrealized loss on fair value adjustment for warrants	—	—	(16)	—
Other interest	—	—	1	—
Other	50	102	1,075	286
Total revenues	1,175	2,357	5,307	7,547
Expenses:
Depreciation of operating lease assets	283	375	879	1,567
Asset management fees to Managing Member and/or affiliates	29	76	212	332
Costs reimbursed to Managing Member and/or affiliates	132	173	387	584
Amortization of initial direct costs	1	4	2	16
Interest expense	19	92	114	329
Impairment losses on equipment	—	—	—	345
Railcar maintenance	28	26	117	170
Provision for (reversal of) credit losses	4	(11)	3	(57)
Impairment losses on investment in securities	—	2	9	2
Storage fees	19	12	114	37
Professional fees	19	13	128	111
Franchise fees and taxes	—	37	—	112
Outside services	15	19	69	58
Insurance	9	9	28	26
Other	34	36	99	113
Total operating expenses	592	863	2,161	3,745
Other loss, net	—	(1)	—	—
Net income	$583	$1,493	$3,146	$3,802
Net income:
Managing Member	$—	$—	$283	$170
Other Members	583	1,493	2,863	3,632
	$583	$1,493	$3,146	$3,802
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.11	$0.20	$0.26
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	13,971,486	$15,905	$—	$15,905
Distributions to Other Members ($0.33 per Unit)	—	(4,541)	—	(4,541)
Distributions to Managing Member	—	—	(368)	(368)
Net income	—	4,536	368	4,904
Balance December 31, 2015	13,971,486	15,900	—	15,900
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	2,863	283	3,146
Balance September 30, 2016 (Unaudited)	13,971,486	$15,270	$—	$15,270

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net income	$583	$1,493	$3,146	$3,802
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(464)	(263)	(664)	(848)
Depreciation of operating lease assets	283	375	879	1,567
Amortization of initial direct costs	1	4	2	16
Impairment losses on equipment	—	—	—	345
Provision for (reversal of) credit losses	4	(11)	3	(57)
Impairment losses on investment in securities	—	2	9	2
Unrealized loss on fair valuation adjustment for warrants	—	—	16	—
Changes in operating assets and liabilities:
Accounts receivable	231	34	202	123
Prepaid expenses and other assets	(25)	(22)	(8)	(5)
Accounts payable, Managing Member	88	(73)	(56)	(166)
Accounts payable, other	549	7	573	(152)
Accrued interest payable	(6)	(6)	(17)	(16)
Deposits due lessees	4	—	4	—
Unearned operating lease income	(74)	(157)	28	(199)
Net cash provided by operating activities	1,174	1,383	4,117	4,412
Investing activities:
Purchase of securities	—	—	—	(3)
Proceeds from sales of lease assets and early termination of notes	3,263	341	4,533	1,194
Payments of initial direct costs	(1)	—	(1)	—
Principal payments received on direct financing leases	715	683	2,311	1,959
Principal payments received on notes receivable	—	36	—	107
Net cash provided by investing activities	3,977	1,060	6,843	3,257
Financing activities:
Repayments under non-recourse debt	(1,150)	(1,120)	(3,395)	(3,370)
Distributions to Other Members	(3,493)	(2,096)	(5,938)	(5,938)
Distributions to Managing Member	(283)	(170)	(481)	(482)
Net cash used in financing activities	(4,926)	(3,386)	(9,814)	(9,790)
Net increase (decrease) in cash and cash equivalents	225	(943)	1,146	(2,121)
Cash and cash equivalents at beginning of period	4,951	3,469	4,030	4,647
Cash and cash equivalents at end of period	$5,176	$2,526	$5,176	$2,526
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25	$98	$131	$345
Cash paid during the period for taxes	$—	$1	$86	$141

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2016. As of September 30, 2016, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the nine months ended September 30, 2016 and 2015, and as of September 30, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $9 thousand was recorded in the nine months ended September 30, 2016, to reduce the recorded value of certain securities fair value to zero. No fair value adjustment was deemed necessary for the three months ended September 30, 2016. A fair value adjustment of $2 thousand was recorded for the three and nine months ended September 30, 2015, to reduce the recorded value of certain securities. There were no investment securities sold or disposed of during the three and nine months ended September 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the nine months ended September 30, 2016, the Company recorded unrealized losses of $16 thousand on the fair valuation of its warrant holdings. There were no unrealized gains or losses during the three and nine months ended September 30, 2015 and for the three months ended September 30, 2016. At September 30, 2016 and December 31, 2015, the Managing Member estimated the fair value of the warrants to be $13 thousand and $29 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2016 and 2015.

Other income (loss), net:

Other income (loss), net consisted solely of net gains (losses) on foreign exchange transactions.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of September 30, 2016 and December 31, 2015, the notes have been fully settled.

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $5 thousand and $2 thousand at September 30, 2016 and December 31, 2015, respectively. All of such allowance were related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both September 30, 2016 and December 31, 2015.

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2016
Net investment in operating leases	$9,793	$(3,128)	$(873)	$5,792
Net investment in direct financing leases	6,315	(1,830)	(2,311)	2,174
Assets held for sale or lease, net	2,696	1,089	(6)	3,779
Initial direct costs, net of accumulated amortization of $35 at September 30, 2016 and $86 at December 31, 2015	3	1	(2)	2
Total	$18,807	$(3,868)	$(3,192)	$11,747

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

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2016, and the three months ended September 30, 2015. By comparison, the Company recorded $345 thousand of fair value adjustments to reduce the cost basis of certain impaired lease equipment during the first nine months of 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

$283 thousand and $375 thousand for the respective three months ended September 30, 2016 and 2015, and $879 thousand and $1.6 million for the respective nine months ended September 30, 2016 and 2015. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $1 thousand and $4 thousand for the respective three months ended September 30, 2016 and 2015, and $2 thousand and $16 thousand for the respective nine months ended September 30, 2016 and 2015.

All of the remaining property on lease was acquired during the years 2004 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance September 30, 2016
Transportation, rail	$21,892	$—	$(5,996)	$15,896
Transportation, other	13,926	—	(10,205)	3,721
Aircraft	3,026	—	—	3,026
Materials handling	1,536	—	(1,030)	506
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Agriculture	350	—	—	350
	41,824	—	(17,231)	24,593
Less accumulated depreciation	(32,031)	(873)	14,103	(18,801)
Total	$9,793	$(873)	$(3,128)	$5,792

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at September 30, 2016 and December 31, 2015, respectively. There were no operating leases placed in non-accrual status as of the same dates.

Direct financing leases:

As of September 30, 2016 and December 31, 2015, investment in direct financing leases generally consists of materials handling, mining, and agriculture equipment. As of December 31, 2015 investment in direct financing leases also consisted of construction equipment.

The components of the Company’s investment in direct financing leases as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Total minimum lease payments receivable	$587	$3,823
Estimated residual values of leased equipment (unguaranteed)	1,727	3,558
Investment in direct financing leases	2,314	7,381
Less unearned income	(140)	(1,066)
Net investment in direct financing leases	$2,174	$6,315

There were no direct financing leases placed in non-accrual status as of September 30, 2016 and December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2016	$483	$561	$1,044
Year ending December 31, 2017	1,763	26	1,789
2018	1,195	—	1,195
2019	497	—	497
2020	229	—	229
2021	24	—	24
	$4,191	$587	$4,778

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$132	$173	$387	$584
Asset management fees to Managing Member and/or affiliates	29	76	212	332
	$161	$249	$599	$916

7. Non-recourse debt:

At September 30, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 6.58%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2016, gross operating lease rentals and future payments on direct financing leases totaled approximately $935 thousand over the remaining lease terms and the carrying value of the pledged assets is $2.8 million. The notes mature at various dates from 2017 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2016	$590	$11	$601
Year ending December 31, 2017	425	5	430
2018	83	—	83
	$1,098	$16	$1,114

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Commitments:

At September 30, 2016, there were no commitments to purchase lease assets or fund investments in notes receivable.

9. Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2016 and December 31, 2015. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions declared	$—	$—	$3,493	$2,096
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.25	$0.15

10. Fair value measurements:

At September 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

During the first nine months of 2016, the Company recorded non-recurring fair value adjustments to reduce the cost basis of an impaired security to zero. During 2015, such non-recurring adjustments were recorded to reduce the cost bases of impaired equipment. Amounts at December 31, 2015 reflect the fair values of the existing impaired equipment.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio approximated $13 thousand and $29 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$13	$—	$29	$—
Unrealized loss on fair value adjustment for warrants	—	—	(16)	—
Fair value of warrants at end of period	$13	$—	$13	$—

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

During the first nine months of 2016, the Company recorded a $9 thousand fair value adjustment to reduce the cost basis of an impaired investment security to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated a significantly reduced value as evidenced by the purchase price of the investee as contemplated in its acquisition terms. No fair value adjustment was deemed necessary for the three months ended September 30, 2016.

During 2015, the Company recorded non-recurring fair value adjustments of $14 thousand to reduce the cost basis of certain impaired investment securities, $2 thousand of which were recorded during the three and nine months ended September 30, 2015. A majority of the reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired lease and/or off-lease equipment (non-recurring)

During 2015, the Company deemed certain petroleum/natural gas and transportation equipment to be impaired. Accordingly, the Company recorded fair value adjustments of $437 thousand to reduce the cost basis of the equipment. There were no such adjustments during the nine months ended September 30, 2016.

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

The fair value of the investment security with an impairment at September 30, 2016 was zero. The table below presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall as of December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$120	$—	$—	$120
Impaired investment securities	8	—	—	8

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015:

September 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	1.66 – 2.00
			Risk-free interest rate	0.71% – 0.77%
			Annualized volatility	100%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	2.41 – 2.75
			Risk-free interest rate	1.16% – 1.25%
			Annualized volatility	100%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$0 – $20,000 (total of $120,000)
			Equipment Condition	Poor to Average
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,176	$5,176	$—	$—	$5,176
Investment in securities	65	—	—	65	65
Fair value of warrants	13	—	—	13	13
Financial liabilities:
Non-recourse debt	1,098	—	—	1,103	1,103

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,030	$4,030	$—	$—	$4,030
Investment in securities	74	—	—	74	74
Fair value of warrants	29	—	—	29	29
Financial liabilities:
Non-recourse debt	4,493	—	—	4,541	4,541

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

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company had net income of $583 thousand and $1.5 million for the three months ended September 30, 2016 and 2015, respectively. The results for the third quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 decreased by $1.2 million or 50%, as compared to the prior year period. Such decrease was primarily attributable to a reduction in operating lease and direct financing lease revenues, partially offset by an increase in realized gains on sales of lease assets and early termination of notes.

The decline in operating lease revenues totaled $1.1 million or 72%, and was primarily a result of continued run-off and dispositions of lease assets. Direct financing lease revenues decreased by $229 thousand or 49%, mainly due to run-off of the portfolio, and disposition of certain lease assets. The increase in gains realized on sales of lease assets and early termination of notes totaled $201 thousand or 76%, and was a result of higher volume of sales, and a change in the mix of assets sold.

Expenses

Total operating expenses for the third quarter of 2016 decreased by $271 thousand or 31%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, interest expense, asset management fees and costs reimbursed to Managing Member and/or affiliates.

The decrease in depreciation expense totaled $92 thousand or 25%, and was primarily a result of run-off and dispositions of lease assets. Interest expense declined by $73 thousand or 79%, as a result of a $4.5 million reduction in outstanding debt since September 30, 2015. The asset management fees decreased by

$47 thousand or 62%, mainly due to lower revenue received on the Company’s lease assets. Costs reimbursed to Managing Member and/or affiliates decreased by $41 thousand or 24%, largely due to lower costs allocated by the Manager based on the Company’s continued liquidation.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company had net income of $3.1 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively. The results for the nine months ended September 30, 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2016 decreased by $2.2 million or 30%, as compared to the prior year period. Such decrease was primarily attributable to a reduction in operating lease revenues, a decrease in direct financing lease revenues and a decrease in the realized gains on sales of lease assets and early termination of notes, partially offset by an increase in other revenue.

The decline in operating lease revenues totaled $2.2 million or 46%, and was primarily a result of continued run-off and dispositions of lease assets. During the nine months ended September 30, 2016, direct financing lease revenues decreased by $594 thousand or 39%, mainly due to run-off of the portfolio, as well as the sale of certain lease assets. Finally, the decrease in gains realized on sales of lease assets and early termination of notes totaled $184 thousand or 22%. Such change was mostly due to a change in the mix of assets sold.

Other revenue increased by $789 thousand or 276%, due to deferred maintenance charges on returned equipment.

Expenses

Total operating expenses for the first nine months of 2016 decreased by $1.6 million or 42%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, interest expense, costs reimbursed to AFS and/or affiliates, asset management fees and franchise fees and taxes, partially offset by an increase in storage fee expenses.

The decrease in depreciation expense totaled $688 thousand or 44%, and was primarily a result of run-off and dispositions of lease assets. Impairment losses on equipment declined by $345 thousand or 100%, as there was no impairment loss on equipment during the current year period. During the prior period, certain petroleum/natural gas equipment were deemed impaired for which the Company recorded fair value adjustments totaling $345 thousand. Such adjustments were based on information and/or pricing quotes from third party remarketing agents.

Interest expense declined by $215 thousand or 65%, as a result of a $4.5 million reduction in outstanding debt since September 30, 2015. Costs reimbursed to AFS and/or affiliates decreased by $197 thousand or 34%, largely due to lower costs allocated by the Manager based on the Company’s continued liquidation.

The decrease in asset management fees of $120 thousand or 36% was mainly due to lower revenue received on the Company’s lease assets. The decrease in franchise fees and taxes of $112 thousand or 100% was attributed to the timing of tax payments to various jurisdictions.

Storage fees expense increased by $77 thousand or 208%, due to an increase in the railcars held in storage facility.

Capital Resources and Liquidity

At September 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $5.2 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$1,174	$1,383	$4,117	$4,412
Investing activities	3,977	1,060	6,843	3,257
Financing activities	(4,926)	(3,386)	(9,814)	(9,790)
Net decrease in cash and cash equivalents	$225	$(943)	$1,146	$(2,121)

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $3.3 million and $341 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended September 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $3.8 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, while total debt repaid amounted to $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $4.5 million and $1.2 million of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective nine months ended September 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to $6.4 million for the each of the nine months ended September 30, 2016 and 2015, while total debt repaid amounted to $3.4 million for each of the nine months ended September 30, 2016 and 2015, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 10, 2016

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