Form 10-K
period 2016-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2017-03-20
CIK 1186258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 13,971,486.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2016. As of December 31, 2016, 13,971,486 Units remain issued and outstanding.

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

Narrative Description of Business

The Company has acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It was the intention of AFS that a majority of the aggregate purchase price of equipment would represent equipment leased under operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Company has only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2016, the Company had purchased equipment with a total acquisition price of $193.8 million. The Company had also funded investments in notes receivable totaling $18.4 million through December 31, 2016.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$49,467	25.52%
Transportation, other	37,956	19.58%
Transportation, rail	32,123	16.57%
Mining equipment	30,020	15.49%
Manufacturing	15,946	8.23%
Construction	13,059	6.74%
Logging and lumber	4,728	2.44%
Petro/natural gas	2,446	1.26%
Other	8,068	4.17%
	$193,813	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$38,670	19.95%
Transportation, other	25,019	12.91%
Manufacturing	20,502	10.58%
Transportation, rail	16,809	8.67%
Paper products	13,570	7.00%
Wholesale	12,887	6.65%
Retail	12,650	6.53%
Wood/Lumber products	12,331	6.36%
Health services	11,474	5.92%
Minerals/Metal products	7,200	3.71%
Food products	6,129	3.16%
Industrial machinery	6,020	3.11%
Construction	5,368	2.77%
Other	5,184	2.68%
	$193,813	100.00%

From inception to December 31, 2016, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$47,812	$10,337	$53,084
Mining equipment	30,019	7,229	47,260
Transportation, other	29,764	4,316	33,148
Manufacturing	16,158	3,950	18,354
Construction	11,419	4,670	12,082
Transportation, rail	9,641	3,251	10,387
Logging and lumber	4,728	2,032	5,216
Petro/natural gas	1,976	290	2,882
Other	6,127	1,484	5,821
	$157,644	$37,559	$188,234

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets are expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term. For further information regarding the Company’s equipment lease portfolio as of December 31, 2016 and 2015, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company has financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2016, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$8,423	$2,182	$7,121
Aviation	2,680	1,360	3,863
Storage facility	2,503	—	3,623
Manufacturing	950	19	1,233
Furniture/Fixtures	499	82	493
Research	182	—	210
Other	3,124	897	2,667
	$18,361	$4,540	$19,210

For further information regarding the Company’s notes receivable portfolio as of December 31, 2016, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2016, a total of 3,337 investors were Unitholders of record in the Company.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND X, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosures, subsequent to the Fund’s initial compliance with FINRA 15-02, annual disclosures of estimated per Unit values, through the termination of the Fund, will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

Specifics Underlying Valuation Methodology:
Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (4.00% of revenue)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 162.8%, based on ATEL’s historical track record as of December 31, 2016. In addition, an annual inflation rate of 2.50% has been assumed.

For Off-Lease:  A fair market value of off lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND X, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.52. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND X, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND X, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The Company made a distribution to Other Members in 2016 at a rate of $0.25 per Unit at June 30, 2016. The Company made semi-annual distributions to Other Members in 2015 at a rate of $0.15 per Unit at June 30, 2015 and $0.18 per unit at December 31, 2015. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2016	2015
Net income per Unit, based on weighted average Units outstanding	$0.24	$0.32
Return of investment	0.01	0.01
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.25	0.33
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.25	$0.33
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ATEL Capital Equipment Fund X, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in August 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is AFS, a California limited liability company.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2005 through 2011. The utilization percentages of existing assets under lease were 76% and 87% as of December 31, 2016 and 2015, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above. (See Note 7 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2016 versus 2015

The Company had net income of $3.7 million and $4.9 million, for the years ended December 31, 2016 and 2015, respectively. The net results for 2016 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2016 decreased by $3.3 million or 34%, as compared to prior year. Such decrease was largely due to a $2.8 million, or 46% reduction in lease revenues, mainly the result of run-off and dispositions of lease assets; an $885 thousand, or 46%, decrease in direct financing lease revenues, largely due to run-off of the portfolio, as well as the sale of certain lease assets; and a $248 thousand, or 20%, decline in gains realized on sales of lease assets and early termination of notes, mostly due to a change in the mix of assets sold; and was offset, in part, by a $767 thousand, or more than two times as much, increase in other revenues due to deferred maintenance charges on returned equipment.

Expenses

Total expenses for 2016 decreased by $2.0 million or 43%, as compared to prior year. The net decline in operating expenses was primarily due to a $765 thousand, or 40%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $437 thousand, or total, decline of impairment losses on equipment, as there were no fair value adjustments on equipment during the current year period; a $281 thousand, or 70%, diminishment in interest expense resulting from a $4.2 million reduction in outstanding debt since December 31, 2015; a $220 thousand, or 30%, decline in cost reimbursements to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management reflective of the Company’s continued liquidation; and a $149 thousand total reduction in franchise fees and taxes, which can be attributed to the timing of tax payments to various jurisdictions; and was partially offset by a $92 thousand, or almost two times, increase in storage fees expense, related to an increase in the railcars held at storage facilities.

Capital Resources and Liquidity

At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $8.7 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash provided by (used in):
Operating activities	$5,057	$5,513
Investing activities	10,175	4,797
Financing activities	(10,582)	(10,927)
Net increase (decrease) in cash and cash equivalents	$4,650	$(617)

2016 versus 2015

During 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The cash received from principal payments from direct financing lease contracts and notes receivable were $2.7 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively. In addition, the Company realized approximately $7.4 million and $1.8 million of proceeds from the sale or disposition of equipment and early termination of certain notes, during the respective years ended December 31, 2016 and 2015.

The primary uses of cash during 2016 and 2015 were to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Distributions paid totaled $6.4 million for both 2016 and 2015; while debt repaid totaled $4.2 million and $4.5 million for the same respective years. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of December 31, 2016 and 2015, the Company had non-recourse long-term debt totaling $330 thousand and $4.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund X, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund X, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 17, 2017

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$8,680	$4,030
Accounts receivable, net of allowance for doubtful accounts of $2 at December 31, 2016 and 2015	195	505
Prepaid expenses and other assets	118	115
Investment in securities	65	74
Warrants, fair value	—	29
Investments in equipment and leases, net of accumulated depreciation of $23,365 at December 31, 2016 and $35,926 at December 31, 2015	8,457	18,807
Total assets	$17,515	$23,560
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$22	$295
Accrued distributions to Other Members	—	2,445
Other	1,304	319
Accrued interest payable	—	21
Deposits due lessees	4	—
Non-recourse debt	330	4,493
Unearned operating lease income	63	87
Total liabilities	1,723	7,660
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,792	15,900
Total Members’ capital	15,792	15,900
Total liabilities and Members’ capital	$17,515	$23,560

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$3,328	$6,146
Direct financing leases	1,054	1,939
Interest on notes receivable	—	22
Gain on sales of lease assets and early termination of notes	977	1,225
Unrealized (loss) gain on fair value adjustment for warrants	(29)	29
Other	1,078	311
Total revenues	6,408	9,672
Expenses:
Depreciation of operating lease assets	1,150	1,915
Asset management fees to Managing Member and/or affiliates	253	495
Costs reimbursed to Managing Member and/or affiliates	503	723
Amortization of initial direct costs	2	18
Interest expense	122	403
Provision for losses on equipment	—	437
Railcar maintenance	136	200
Reversal of provision for credit losses	—	(57)
Provision for losses on investment in securities	9	14
Storage fees	143	51
Professional fees	141	125
Franchise fees and taxes	—	149
Outside services	102	75
Insurance	37	35
Other	142	185
Total operating expenses	2,740	4,768
Net income	$3,668	$4,904
Net income:
Managing Member	$283	$368
Other Members	3,385	4,536
	$3,668	$4,904
Net income per Limited Liability Company Unit (Other Members)	$0.24	$0.32
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	13,971,486	$15,905	$—	$15,905
Distributions to Other Members ($0.33 per Unit)	—	(4,541)	—	(4,541)
Distributions to Managing Member	—	—	(368)	(368)
Net income	—	4,536	368	4,904
Balance December 31, 2015	13,971,486	15,900	—	15,900
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	3,385	283	3,668
Balance December 31, 2016	13,971,486	$15,792	$—	$15,792

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net income	$3,668	$4,904
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(977)	(1,225)
Depreciation of operating lease assets	1,150	1,915
Amortization of initial direct costs	2	18
Impairment losses on equipment	—	437
Reversal of provision for credit losses	—	(57)
Provision for losses on investment in securities	9	14
Unrealized loss (gain) on fair value adjustment for warrants	29	(29)
Changes in operating assets and liabilities:
Accounts receivable	310	117
Prepaid expenses and other assets	(3)	—
Accounts payable, Managing Member	(75)	(90)
Accounts payable, other	985	(182)
Accrued interest payable	(21)	(21)
Deposits due lessees	4	—
Unearned operating lease income	(24)	(288)
Net cash provided by operating activities	5,057	5,513
Investing activities:
Purchase of securities	—	(3)
Proceeds from sales of lease assets and early termination of notes	7,433	1,782
Payments of initial direct costs	(1)	—
Principal payments received on direct financing leases	2,743	2,686
Principal payments received on notes receivable	—	332
Net cash provided by investing activities	10,175	4,797
Financing activities:
Repayments under non-recourse debt	(4,163)	(4,507)
Distributions to Other Members	(5,938)	(5,938)
Distributions to Managing Member	(481)	(482)
Net cash used in financing activities	(10,582)	(10,927)
Net increase (decrease) in cash and cash equivalents	4,650	(617)
Cash and cash equivalents at beginning of year	4,030	4,647
Cash and cash equivalents at end of year	$8,680	$4,030
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$143	$424
Cash paid during the year for taxes	$86	$141
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at year-end	$—	$198
Distributions declared and payable to Other Members at year-end	$—	$2,445

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2016. As of December 31, 2016, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. As of and for the years ended December 31, 2016 and 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the years ended December 31, 2016 and 2015, all foreign currency transaction gains and losses were nominal in value.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, the Company recorded fair value adjustments of $9 thousand and $14 thousand to reduce the cost basis on certain investment securities deemed impaired during 2016 and 2015, respectively. There were no investment securities sold or disposed of during 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During 2016 and 2015, the Company recorded unrealized losses of $29 thousand and unrealized gains of $29 thousand on the fair value adjustment of its warrants, respectively. There were no exercises of warrants, net or otherwise, during 2016 and 2015.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

ended December 31, 2016 and 2015, the related provision for state income taxes was nominal and $149 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 (in thousands):

	2016	2015
Financial statement basis of net assets	$15,792	$15,900
Tax basis of net assets (unaudited)	26,496	20,296
Difference	$(10,704)	$(4,396)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Net income per financial statements	$3,668	$4,904
Tax adjustments (unaudited):
Adjustment to depreciation expense	(288)	(359)
Provision for losses and doubtful accounts	—	(57)
Adjustments to revenues/other expenses	2,749	2,374
Adjustments to gain on sales of assets	6,457	560
Other	10	451
Income per federal tax return (unaudited)	$12,596	$7,873

Other expense, net:

Other expense, net consisted solely of net gains and losses on foreign exchange transactions. Such net losses were nominal for both 2016 and 2015.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating its operational and related disclosure requirements.

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

As of December 31, 2016 and 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries were as follows:

	2016	2015
Transportation	73%	26%
Mining	*	32%
Retail	*	16%
*	Less than 10%.

During 2016 and 2015, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, were as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2016	2015
The Sabine Mining Company	Mining	23%	23%
Wal-mart Transportation, LLC	Transportation	12%	21%

4. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of December 31, 2016 and 2015, the notes have been fully paid.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2016
Net investment in operating leases	$9,793	$(3,331)	$(1,143)	$5,319
Net investment in direct financing leases	6,315	(3,552)	(2,743)	20
Assets held for sale or lease, net	2,696	427	(7)	3,116
Initial direct costs, net of accumulated amortization of $4 at December 31, 2016 and $86 at December 31, 2015	3	1	(2)	2
Total	$18,807	$(6,455)	$(3,895)	$8,457

Impairment of investments in leases and assets held for sale or lease:

As a result of these reviews, the Company determined that no impairment losses existed during the year ended December 31, 2016. By comparison, the Company recorded $437 thousand of fair value adjustments to reduce the cost basis of certain lease and off-lease petro/natural gas equipment and vehicles during 2015.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.2 million and $1.9 million for 2016 and 2015, respectively. IDC amortization expense related to operating leases and direct financing leases totaled $2 thousand and $18 thousand for the respective years ended December 31, 2016 and 2015.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of December 31, 2016 and 2015, there were no lease contracts placed in non-accrual status. As of the same dates, the Company may have had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance December 31, 2016
Transportation, rail	$21,892	$—	$(7,096)	$14,796
Transportation, other	13,926	—	(10,435)	3,491
Aircraft	3,026	—	—	3,026
Materials handling	1,536	—	(1,062)	474
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Agriculture	350	—	(157)	193
Other	—	—	1	1
	41,824	—	(18,749)	23,075
Less accumulated depreciation	(32,031)	(1,143)	15,418	(17,756)
Total	$9,793	$(1,143)	$(3,331)	$5,319

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at December 31, 2016 and 2015, respectively.

Direct financing leases:

As of December 31, 2016 and 2015, investment in direct financing leases generally consisted of materials handling, mining, construction and agriculture equipment. The components of the Company’s investment in direct financing leases as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Total minimum lease payments receivable	$26	$3,823
Estimated residual values of leased equipment (unguaranteed)	6	3,558
Investment in direct financing leases	32	7,381
Less unearned income	(12)	(1,066)
Net investment in direct financing leases	$20	$6,315

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2017	$1,817	$26	$1,843
2018	1,192	—	1,192
2019	497	—	497
2020	229	—	229
2021	24	—	24
	$3,759	$26	$3,785

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2016 and 2015, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Aircraft	20 – 30
Manufacturing	10 – 15
Petro/natural gas	10 – 15
Agriculture	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

6. Allowance for credit losses:

The Company’s allowance for credit losses totaled $2 thousand at both December 31, 2016 and 2015, respectively. All of such allowance were related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2016 and 2015.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

During the years ended December 31, 2016 and 2015, AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement were as follows (in thousands):

	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$503	$723
Asset management fees to Managing Member and/or affiliates	253	495
	$756	$1,218

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2016 and 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2016, non-recourse debt consists of a note payable to financial institutions. The note is due in monthly installments. Interest on the note is at a fixed rate of 1.97%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2016, gross operating lease rentals totaled approximately $335 thousand over the remaining lease terms; and the carrying value of the pledged assets is $620 thousand. The note matures in 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2017	$247	$4	$251
2018	83	—	83
	$330	$4	$334

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

9. Commitments:

At December 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2016 and 2015. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

The Company has the right, exercisable in the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member’s on terms it determines to be appropriate under given circumstances, in the event that the Managing Member’s deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2016 and 2015. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2016	2015
Distributions declared	$3,493	$4,541
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.25	$0.33

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

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

At December 31, 2016 and 2015, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain assets deemed impaired. Such non-recurring adjustments reduced the cost basis of investment securities during 2016 and impaired equipment and investment securities during 2015. Amounts at December 31, 2015 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2016, the calculated fair value of the Fund’s warrant portfolio was deemed nominal. As of December 31, 2015, the calculated fair value of the Fund’s warrant portfolio approximated $29 thousand.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2016	2015
Fair value of warrants at beginning of year	$29	$—
Unrealized (loss) gain on fair value adjustment for warrants	(29)	29
Fair value of warrants at end of year	$—	$29

Impaired lease and/or off-lease equipment (non-recurring)

During 2016, the Company determined there was no impairment adjustment. During 2015, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $437 thousand to reduce the cost basis of the equipment.

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

During 2016 and 2015, the Company recorded fair value adjustments of $9 thousand and $14 thousand, respectively, to reduce the cost basis of certain impaired investment securities. A majority of the reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

During 2016, due to fair value adjustment, a certain investment security was written down to $0.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,680	$8,680	$—	$—	$8,680
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	330	—	—	329	329

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,030	$4,030	$—	$—	$4,030
Investment in securities	74	—	—	74	74
Fair value of warrants	29	—	—	29	29
Financial liabilities:
Non-recourse debt	4,493	—	—	4,541	4,541

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2016 and 2015. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2016 and 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $79 thousand and $72 thousand, respectively.

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

Date: March 17, 2017

ATEL Capital Equipment Fund X, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.