Form 10-Q
period 2017-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2017-05-12
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,740	$8,680
Accounts receivable, net	129	195
Prepaid expenses and other assets	108	118
Investment in securities	65	65
Investments in equipment and leases, net	7,795	8,457
Total assets	$13,837	$17,515
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$84	$22
Other	1,217	1,304
Deposits due lessees	4	4
Non-recourse debt	269	330
Unearned operating lease income	94	63
Total liabilities	1,668	1,723
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,169	15,792
Total Members’ capital	12,169	15,792
Total liabilities and Members’ capital	$13,837	$17,515

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$633	$1,102
Direct financing leases	7	371
Gain (loss) on sales of lease assets	218	(57)
Unrealized loss on fair value adjustment for warrants	—	(16)
Other	9	468
Total revenues	867	1,868
Expenses:
Depreciation of operating lease assets	277	304
Asset management fees to Managing Member and/or affiliates	28	65
Costs reimbursed to Managing Member and/or affiliates	150	127
Amortization of initial direct costs	—	1
Interest expense	2	57
Railcar maintenance	37	53
Provision for credit losses	3	—
Provision for losses on investment in securities	—	9
Professional fees	66	96
Franchise fees and taxes	40	1
Outside services	38	31
Insurance	10	8
Printing and photocopying	9	6
Storage fees	18	11
Other	36	31
Total operating expenses	714	800
Net income	$153	$1,068
Net income (loss):
Managing Member	$283	$—
Other Members	(130)	1,068
	$153	$1,068
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.01)	$0.08
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2015	13,971,486	$15,900	$—	$15,900
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	3,385	283	3,668
Balance December 31, 2016	13,971,486	15,792	—	15,792
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net (loss) income	—	(130)	283	153
Balance March 31, 2017 (unaudited)	13,971,486	$12,169	$—	$12,169

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$153	$1,068
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of lease assets	(218)	57
Depreciation of operating lease assets	277	304
Amortization of initial direct costs	—	1
Provision for credit losses	3	—
Provision for losses on investment in securities	—	9
Unrealized loss on fair value adjustment for warrants	—	16
Changes in operating assets and liabilities:
Accounts receivable	63	(43)
Prepaid expenses and other assets	10	9
Accounts payable, Managing Member	62	(65)
Accounts payable, other	(87)	73
Accrued interest payable	—	(5)
Unearned operating lease income	31	14
Net cash provided by operating activities	294	1,438
Investing activities:
Proceeds from sales of lease assets	596	293
Principal payments received on direct financing leases	7	775
Net cash provided by investing activities	603	1,068
Financing activities:
Repayments under non-recourse debt	(61)	(1,114)
Distributions to Other Members	(3,493)	(2,445)
Distributions to Managing Member	(283)	(198)
Net cash used in financing activities	(3,837)	(3,757)
Net decrease in cash and cash equivalents	(2,940)	(1,251)
Cash and cash equivalents at beginning of period	8,680	4,030
Cash and cash equivalents at end of period	$5,740	$2,779
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2	$62
Cash paid during the period for taxes	$56	$1

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2017. As of March 31, 2017, 13,971,486 Units remain issued and outstanding.

On January 1, 2012, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2017 and 2016, and long-lived tangible assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	% of Total	2016	% of Total
Revenue
United States	$856	99%	$1,868	100%
Canada	11	1%	—	—%
Total	$867	100%	$1,868	100%

	As of March 31,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$7,736	99%	$8,419	100%
Canada	59	1%	38	—%
Total	$7,795	100%	$8,457	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2017. A fair value adjustment of $9 thousand was recorded in the three months ended March 31, 2016, to reduce the recorded value of certain securities fair value to zero. There were no investment securities sold or disposed of during the three months ended March 31, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. There were no unrealized gains or losses during the three months ended March 31, 2017. During the

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

three months ended March 31, 2016, the Company recorded unrealized losses of $16 thousand on the fair valuation of its warrant holdings. At March 31, 2017 and December 31, 2016, the Company had no portfolio of warrants. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2017 and 2016.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $5 thousand and $2 thousand at March 31, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2017 and December 31, 2016.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2017
Net investment in operating leases	$5,319	$59	$(277)	$5,101
Net investment in direct financing leases	20	(1)	(7)	12
Assets held for sale or lease, net	3,116	(436)	—	2,680
Initial direct costs, net of accumulated amortization of $4 at March 31, 2017 and $4 at December 31, 2016	2	—	—	2
Total	$8,457	$(378)	$(284)	$7,795

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

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2017 and 2016.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $277 thousand and $304 thousand for the respective three months ended March 31, 2017 and 2016. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $0 and $1 thousand for the three months ended March 31, 2017 and 2016, respectively.

All of the remaining property on lease was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance March 31, 2017
Transportation, rail	$14,796	$—	$(1,038)	$13,758
Transportation, other	3,491	—	—	3,491
Aircraft	3,026	—	—	3,026
Construction	—	—	800	800
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	474	—	(47)	427
Agriculture	193	—	(193)	—
Other	1	—	(1)	—
	23,075	—	(479)	22,596
Less accumulated depreciation	(17,756)	(277)	538	(17,495)
Total	$5,319	$(277)	$59	$5,101

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at March 31, 2017 and December 31, 2016. There were no operating leases placed in non-accrual status as of the same dates.

Direct financing leases:

As of March 31, 2017 and December 31, 2016, investment in direct financing leases generally consists of materials handling equipment.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The components of the Company’s investment in direct financing leases as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Total minimum lease payments receivable	$13	$26
Estimated residual values of leased equipment (unguaranteed)	5	6
Investment in direct financing leases	18	32
Less unearned income	(6)	(12)
Net investment in direct financing leases	$12	$20

There were no direct financing leases placed in non-accrual status as of March 31, 2017 and December 31, 2016.

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2017	$1,337	$13	$1,350
Year ending December 31, 2018	1,209	—	1,209
2019	503	—	503
2020	235	—	235
2021	31	—	31
2022	3	—	3
	$3,318	$13	$3,331

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$150	$127
Asset management fees to Managing Member and/or affiliates	28	65
	$178	$192

6. Non-recourse debt:

At March 31, 2017, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 1.97%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2017, gross operating lease rentals totaled approximately $272 thousand over the remaining lease terms and the carrying value of the pledged assets is $569 thousand. The note matures in 2018.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2017	$186	$3	$189
Year ending December 31, 2018	83	—	83
	$269	$3	$272

7. Commitments:

At March 31, 2017, there were no commitments to purchase lease assets or fund investments in notes receivable.

8. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2017 and December 31, 2016. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three months ended March 31, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions declared	$3,493	$—
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.25	$—

9. Fair value measurements:

At March 31, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of March 31, 2017 and December 31, 2016, the calculated fair values of the Fund’s warrant portfolio were deemed nominal. During the three months ended March 31, 2017 and 2016, the Company recorded non-recurring fair value adjustments of $0 and $9 thousand to the Company’s investment in securities, respectively. The fair value adjustment in recorded in 2016 reduced the cost basis of an impaired investment security to zero.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2017 and December 31, 2016, the calculated fair values of the Fund’s warrant portfolio were deemed nominal.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2016 and classified as level 3 are as follows (in thousands):

Three Months Ended March 31,
2016
Fair value of warrants at beginning of period	$29
Unrealized loss on the fair valuation of warrants	(16)
Fair value of warrants at end of period	$13

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

During the three months ended March 31, 2017 and 2016, the Company recorded $0 and $9 thousand, respectively. The fair value adjustment recorded in 2016 to reduced the cost basis of an impaired investment security to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated a significantly reduced value as evidenced by the purchase price of the investee as contemplated in its acquisition terms.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired lease and/or off-lease equipment (non-recurring)

During the three months ended March 31, 2017 and 2016, the Company determined there were no impairment adjustments to lease equipment. When the Company deems certain lease equipment (assets) to be impaired, the Company will record a fair value adjustment to reduce the cost basis of the equipment.

When fair value adjustments are implemented, they are on a non-recurring basis. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,740	$5,740	$—	$—	$5,740
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	269	—	—	268	268

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,680	$8,680	$—	$—	$8,680
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	330	—	—	329	329

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

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net income of $153 thousand and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The results for the first quarter of 2017 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended March 31, 2017 decreased by $1.0 million or 54%, as compared to prior year. Such decrease was largely due to a $469 thousand, or 43%, reduction in lease revenues, mainly the result of run-off and dispositions of lease assets; a $364 thousand, or 98%, decrease in direct financing lease revenues, largely due to run-off of the portfolio, as well as the sale of certain lease assets; and a $459 thousand decrease in other revenues due to deferred maintenance charges on returned equipment; offset, in part, by a $275 thousand, or five times, year over year increase in gains realized on sales of lease assets and early termination of notes, mostly due to a change in the mix of assets sold.

Expenses

Total expenses for the three months ended March 31, 2017 decreased by $86 thousand or 11%, as compared to prior year. The net decline in operating expenses was primarily due to a $55 thousand, or 96%, decrease in interest expense resulting from a $3.1 million reduction in outstanding debt since March 31, 2016; a $37 thousand, or 57%, decline in asset management fees to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management reflective of the Company’s continued liquidation; and a $27 thousand, or 9%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; offset, in part, by a $39 thousand increase in franchise fees and taxes, which can be attributed to the tax expense accrual.

Capital Resources and Liquidity

At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $5.7 million and $8.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$294	$1,438
Investing activities	603	1,068
Financing activities	(3,837)	(3,757)
Net decrease in cash and cash equivalents	$(2,940)	$(1,251)

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the three months ended March 31, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $596 thousand and $293 thousand of proceeds from the sale or disposition of equipment and early termination of certain notes during the respective three months ended March 31, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid amounted to $3.8 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively; while total debt repaid amounted to $61 thousand and $1.1 million for the same respective periods. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s critical accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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