Form 10-Q
period 2017-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2017-08-10
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,900	$8,680
Accounts receivable, net	119	195
Prepaid expenses and other assets	100	118
Investment in securities	65	65
Investments in equipment and leases, net	7,518	8,457
Total assets	$13,702	$17,515
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$268	$22
Accrued distributions to Other Members	2,794	—
Other	1,252	1,304
Deposits due lessees	6	4
Non-recourse debt	207	330
Unearned operating lease income	78	63
Total liabilities	4,605	1,723
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,097	15,792
Total Members’ capital	9,097	15,792
Total liabilities and Members’ capital	$13,702	$17,515

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$624	$1,128	$1,257	$2,230
Direct financing leases	4	321	11	692
Gain on sales of lease assets	108	257	326	200
Unrealized loss on fair value adjustment for warrants	—	—	—	(16)
Other interest	—	1	—	1
Other	4	557	13	1,025
Total revenues	740	2,264	1,607	4,132
Expenses:
Depreciation of operating lease assets	245	292	522	596
Asset management fees to Managing Member and/or affiliates	26	118	54	183
Costs reimbursed to Managing Member and/or affiliates	148	128	298	255
Amortization of initial direct costs	1	—	1	1
Interest expense	1	38	3	95
Railcar maintenance	92	36	129	89
Other management fees	7	8	14	15
Provision for (reversal of) credit losses	12	(1)	15	(1)
Provision for losses on investment in securities	—	—	—	9
Professional fees	47	13	113	109
Franchise fees and taxes	106	(1)	146	—
Outside services	35	23	73	54
Insurance	9	11	19	19
Printing and photocopying	6	1	15	7
Storage fees	22	84	40	95
Other	34	19	63	43
Total operating expenses	791	769	1,505	1,569
Net (loss) income	$(51)	$1,495	$102	$2,563
Net income (loss):
Managing Member	$227	$283	$510	$283
Other Members	(278)	1,212	(408)	2,280
	$(51)	$1,495	$102	$2,563
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.02)	$0.09	$(0.03)	$0.16
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	13,971,486	$15,900	$—	$15,900
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	3,385	283	3,668
Balance December 31, 2016	13,971,486	15,792	—	15,792
Distributions to Other Members ($0.45 per Unit)	—	(6,287)	—	(6,287)
Distributions to Managing Member	—	—	(510)	(510)
Net (loss) income	—	(408)	510	102
Balance June 30, 2017 (Unaudited)	13,971,486	$9,097	$—	$9,097

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net (loss) income	$(51)	$1,495	$102	$2,563
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets	(108)	(257)	(326)	(200)
Depreciation of operating lease assets	245	292	522	596
Amortization of initial direct costs	1	—	1	1
Provision for (reversal of) credit losses	12	(1)	15	(1)
Provision for losses on investment in securities	—	—	—	9
Unrealized loss on fair value adjustment for warrants	—	—	—	16
Changes in operating assets and liabilities:
Accounts receivable	(2)	14	61	(29)
Prepaid expenses and other assets	8	8	18	17
Accounts payable, Managing Member	(43)	(79)	19	(144)
Accounts payable, other	35	(49)	(52)	24
Accrued interest payable	—	(6)	—	(11)
Deposits due lessees	2	—	2	—
Unearned operating lease income	(16)	88	15	102
Net cash provided by operating activities	83	1,505	377	2,943
Investing activities:
Proceeds from sales of lease assets	134	977	730	1,270
Principal payments received on direct financing leases	5	821	12	1,596
Net cash provided by investing activities	139	1,798	742	2,866
Financing activities:
Repayments under non-recourse debt	(62)	(1,131)	(123)	(2,245)
Distributions to Other Members	—	—	(3,493)	(2,445)
Distributions to Managing Member	—	—	(283)	(198)
Net cash used in financing activities	(62)	(1,131)	(3,899)	(4,888)
Net increase (decrease) in cash and cash equivalents	160	2,172	(2,780)	921
Cash and cash equivalents at beginning of period	5,740	2,779	8,680	4,030
Cash and cash equivalents at end of period	$5,900	$4,951	$5,900	$4,951
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1	$44	$3	$106
Cash paid during the period for taxes	$105	$85	$161	$86
Schedule of non-cash transactions:
Distributions declared and payable to Managing Members at period-end	$227	$283	$227	$283
Distributions declared and payable to Other Members at period-end	$2,794	$3,493	$2,794	$3,493

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2017. As of June 30, 2017, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowances for doubtful accounts.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2017 and 2016, and long-lived tangible assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	% of Total	2016	% of Total
Revenue
United States	$1,580	98%	$4,132	100%
Canada	27	2%	—	0%
Total	$1,607	100%	$4,132	100%

	As of June 30,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$7,439	99%	$8,419	100%
Canada	79	1%	38	0%
Total	$7,518	100%	$8,457	100%

Accounts receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company.

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases are applied only against outstanding principal balances.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio of investments in securities, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2017, and the three months ended June 30, 2016. However, a fair value adjustment of $9 thousand was recorded in the six months ended June 30, 2016, to reduce the recorded value of certain securities to fair value. There were no investment securities sold or disposed of during the three and six months ended June 30, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. There were no unrealized gains or losses during the three and six months ended June 30, 2017, and the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company recorded unrealized losses of $16 thousand on the fair valuation of its warrant holdings. At June 30, 2017 and December 31, 2016, the calculated fair values of the Company’s warrant portfolio were deemed nominal. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2017 and 2016.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements to the Fund indicates that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $17 thousand and $2 thousand at June 30, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2017 and December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2017
Net investment in operating leases	$5,319	$41	$(522)	$4,838
Net investment in direct financing leases	20	(1)	(12)	7
Assets held for sale or lease, net	3,116	(445)	—	2,671
Initial direct costs, net of accumulated amortization of $5 at June 30, 2017 and $4 at December 31, 2016	2	1	(1)	2
Total	$8,457	$(404)	$(535)	$7,518

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

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $245 thousand and $292 thousand for the respective three months ended June 30, 2017 and 2016, and was $522 thousand and $596 thousand for the respective six months ended June 30, 2017 and 2016. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $1 thousand and $0 for the three months ended June 30, 2017 and 2016. The Company reflected initial direct cost amortization of $1 thousand for both of the six months ended June 30, 2017 and 2016.

All of the remaining property on lease was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance June 30, 2017
Transportation, rail	$14,796	$—	$(1,390)	$13,406
Transportation, other	3,491	—	—	3,491
Aircraft	3,026	—	—	3,026
Construction	—	—	800	800
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	474	—	(70)	404
Agriculture	193	—	(193)	—
Other	1	—	(1)	—
	23,075	—	(854)	22,221
Less accumulated depreciation	(17,756)	(522)	895	(17,383)
Total	$5,319	$(522)	$41	$4,838

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at June 30, 2017 and December 31, 2016. There were no operating leases placed in non-accrual status as of the same dates.

Direct financing leases:

As of June 30, 2017 and December 31, 2016, investment in direct financing leases generally consists of materials handling equipment.

The components of the Company’s investment in direct financing leases as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Total minimum lease payments receivable	$3	$26
Estimated residual values of leased equipment (unguaranteed)	5	6
Investment in direct financing leases	8	32
Less unearned income	(1)	(12)
Net investment in direct financing leases	$7	$20

There were no direct financing leases placed in non-accrual status as of June 30, 2017 and December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2017	$896	$3	$899
Year ending December 31, 2018	1,245	—	1,245
2019	531	—	531
2020	246	—	246
2021	31	—	31
2022	3	—	3
	$2,952	$3	$2,955

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$148	$128	$298	$255
Asset management fees to Managing Member and/or affiliates	26	118	54	183
	$174	$246	$352	$438

6. Non-recourse debt:

At June 30, 2017, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 1.97%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2017, gross operating lease rentals totaled approximately $210 thousand over the remaining lease terms and the carrying value of the pledged assets is $518 thousand. The note matures in April 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2017	$124	$2	$126
Year ending December 31, 2018	83	—	83
	$207	$2	$209

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Commitments:

At June 30, 2017, there were no commitments to purchase lease assets or fund investments in notes receivable.

8. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2017 and December 31, 2016. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions declared	$2,794	$3,493	$6,287	$3,493
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$0.20	$0.25	$0.45	$0.25

9. Fair value measurements:

At June 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of June 30, 2017 and December 31, 2016, the calculated fair values of the Fund’s warrant portfolio were deemed nominal.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s).

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2016 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Fair value of warrants at beginning of period	$13	$29
Unrealized loss on the fair valuation of warrants	—	(16)
Fair value of warrants at end of period	$13	$13

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

During the three and six months ended June 30, 2017 and the three months ended June 30, 2016, the Company determined there were no impairment adjustments to the fair value of marketable securities. However during the six months ended June 30, 2016, the Company recorded a non-recurring fair value adjustment of $9 thousand. The fair value adjustment recorded in 2016 reduced the cost basis of an impaired investment security to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated a significantly reduced value as evidenced by the purchase price of the investee as contemplated in its acquisition terms.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired lease and/or off-lease equipment (non-recurring)

During the three and six months ended June 30, 2017 and 2016, the Company determined there were no impairment adjustments to lease equipment. When the Company deems certain lease equipment (assets) to be impaired, the Company will record a fair value adjustment to reduce the cost basis of the equipment.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,900	$5,900	$—	$—	$5,900
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	207	—	—	207	207

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,680	$8,680	$—	$—	$8,680
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	330	—	—	329	329

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

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30, 2016

The Company had a net loss of $51 thousand and net income of $1.5 million for the three months ended June 30, 2017 and 2016, respectively. The results for the second quarter of 2017 reflect a decrease in total revenues and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended June 30, 2017 decreased by $1.5 million or 67%, as compared to prior year. Such decrease was largely due to a $553 thousand, or 99%, decrease in other revenues due to 2016’s Q2 one-time deferred maintenance fees charged on returned equipment; a $504 thousand, or 45%, reduction in operating lease revenues, mainly the result of run-off and dispositions of lease assets; a $317 thousand, or 99%, decrease in direct financing lease revenues, largely due to run-off of the portfolio, as well as the sale of certain lease assets and a reduced gain on sales of lease assets of $149 thousand, or 58%, primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended June 30, 2017 increased by $22 thousand or 3%, as compared to prior year. Such increase was mainly attributed to a $107 thousand increase in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; a $56 thousand, or 156%, increase in railcar maintenance, related to the maintenance costs and wear and tear of the older equipment of the Fund’s railcar inventory; a $34 thousand, or more than 2 times, increase in professional fees related to year over year differences in timing and related billings for professional audit and tax services; and a $20 thousand, or 16%, increase in costs reimbursed to Managing Member and/or affiliates related to indirect cost allocations; offset, in part, by a $92 thousand, or 78%, decline in asset management fees to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management, reflective of the

Company’s continued liquidation; a $62 thousand, or 74%, decrease in storage fees due to a decrease in the number of railcars held in storage facilities; a $47 thousand, or 16%, decrease in depreciation expense, the result of run-off and sales of lease assets; and a $37 thousand, or 97%, decrease in interest expense resulting from a $2.0 million reduction in outstanding debt since June 30, 2016.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net income of $102 thousand, and $2.6 million for the respective six months ended June 30, 2017 and 2016. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for the six months ended June 30, 2017 decreased by $2.5 million or 61%, as compared to prior year. Such decrease was largely due to a $1 million decrease in other revenues from deferred maintenance fees charged on returned equipment; a $973 thousand, or 44%, reduction in lease revenues, mainly the result of run-off and dispositions of lease assets; a $681 thousand, or 98%, decrease in direct financing lease revenues, largely due to run-off of the portfolio, as well as the sale of certain lease assets; offset, in part, by a $126 thousand, or 63%, increase in gains realized on sales of lease assets mostly due to a change in the mix of assets sold.

Expenses

Total expenses for the six months ended June 30, 2017 decreased by $64 thousand, or 4%, as compared to the prior year period. The net decline in operating expenses was primarily due to a $129 thousand, or 70%, decline in asset management fees to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management reflective of the Company’s continued liquidation; a $92 thousand, or 97%, decrease in interest expense resulting from a $2.0 million reduction in outstanding debt since June 30, 2016; a $74 thousand, or 12%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; offset, in part, by a $146 thousand increase in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; an increase of $43 thousand, or 17%, in cost reimbursement to the managing member and/or affiliates related to indirect cost allocations, and a $40 thousand, or 45%, increase in railcar maintenance related to the maintenance costs and wear and tear of the older equipment of the Fund’s railcar inventory.

Capital Resources and Liquidity

At June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $5.9 million and $8.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$83	$1,505	$377	$2,943
Investing activities	139	1,798	742	2,866
Financing activities	(62)	(1,131)	(3,899)	(4,888)
Net increase (decrease) in cash and cash equivalents	$160	$2,172	$(2,780)	$921

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $134 thousand and $977 thousand of proceeds from sales or dispositions of equipment during the respective three months ended June 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay down debt. Total debt repaid amounted to $62 thousand and $1.1 million for the three months ended June 30, 2017 and 2016, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $730 thousand and $1.3 million of proceeds from sales or dispositions of equipment during the respective six months ended June 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid amounted to Members totaled $3.8 million and $2.6 million for the six month periods ended June 30, 2017 and 2016, respectively, while total debt repaid amounted to $123 thousand and $2.2 million during the six months ended June 30, 2017 and 2016, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2017

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