Form 10-Q
period 2017-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2017-11-09
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

The number of Limited Liability Company Units outstanding as of October 31, 2017 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,772	$8,680
Accounts receivable, net	102	195
Prepaid expenses and other assets	122	118
Investment in securities	55	65
Investments in equipment and leases, net	7,123	8,457
Total assets	$11,174	$17,515
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$43	$22
Other	1,229	1,304
Deposits due lessees	6	4
Non-recourse debt	145	330
Unearned operating lease income	75	63
Total liabilities	1,498	1,723
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,676	15,792
Total Members’ capital	9,676	15,792
Total liabilities and Members’ capital	$11,174	$17,515

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$676	$427	$1,933	$2,657
Direct financing leases	1	234	12	926
Gain on sales of lease assets	481	464	807	664
Unrealized loss on fair value adjustment for warrants	—	—	—	(16)
Deferred maintenance fees	—	40	—	1,049
Other	10	10	23	27
Total revenues	1,168	1,175	2,775	5,307
Expenses:
Depreciation of operating lease assets	246	283	768	879
Asset management fees to Managing Member and/or affiliates	33	29	87	212
Costs reimbursed to Managing Member and/or affiliates	130	132	428	387
Amortization of initial direct costs	—	1	1	2
Interest expense	1	19	4	114
Railcar maintenance	(27)	28	102	117
Other management fees	7	7	21	22
Provision for credit losses	11	4	26	3
Provision for losses on investment in securities	10	—	10	9
Professional fees	16	19	129	128
Franchise fees and taxes	42	—	188	—
Outside services	25	15	98	69
Insurance	10	9	29	28
Printing and photocopying	9	6	24	13
Storage fees	65	19	105	114
Other	11	21	74	64
Total operating expenses	589	592	2,094	2,161
Net income	$579	$583	$681	$3,146
Net income:
Managing Member	$—	$—	$510	$283
Other Members	579	583	171	2,863
	$579	$583	$681	$3,146
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.04	$0.01	$0.20
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	13,971,486	$15,900	$—	$15,900
Distributions to Other Members ($0.25 per Unit)	—	(3,493)	—	(3,493)
Distributions to Managing Member	—	—	(283)	(283)
Net income	—	3,385	283	3,668
Balance December 31, 2016	13,971,486	15,792	—	15,792
Distributions to Other Members ($0.45 per Unit)	—	(6,287)	—	(6,287)
Distributions to Managing Member	—	—	(510)	(510)
Net income	—	171	510	681
Balance September 30, 2017 (Unaudited)	13,971,486	$9,676	$—	$9,676

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating activities:
Net income	$579	$583	$681	$3,146
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(481)	(464)	(807)	(664)
Depreciation of operating lease assets	246	283	768	879
Amortization of initial direct costs	—	1	1	2
Provision for credit losses	11	4	26	3
Provision for losses on investment in securities	10	—	10	9
Unrealized loss on fair valuation adjustment for warrants	—	—	—	16
Changes in operating assets and liabilities:
Accounts receivable	6	231	67	202
Prepaid expenses and other assets	(22)	(25)	(4)	(8)
Accounts payable, Managing Member	2	88	21	(56)
Accounts payable, other	(23)	549	(75)	573
Accrued interest payable	—	(6)	—	(17)
Deposits due lessees	—	4	2	4
Unearned operating lease income	(3)	(74)	12	28
Net cash provided by operating activities	325	1,174	702	4,117
Investing activities:
Proceeds from sales of lease assets	637	3,263	1,367	4,533
Payments of initial direct costs	(9)	(1)	(9)	(1)
Principal payments received on direct financing leases	2	715	14	2,311
Net cash provided by investing activities	630	3,977	1,372	6,843
Financing activities:
Repayments under non-recourse debt	(62)	(1,150)	(185)	(3,395)
Distributions to Other Members	(2,794)	(3,493)	(6,287)	(5,938)
Distributions to Managing Member	(227)	(283)	(510)	(481)
Net cash used in financing activities	(3,083)	(4,926)	(6,982)	(9,814)
Net (decrease) increase in cash and cash equivalents	(2,128)	225	(4,908)	1,146
Cash and cash equivalents at beginning of period	5,900	4,951	8,680	4,030
Cash and cash equivalents at end of period	$3,772	$5,176	$3,772	$5,176
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1	$25	$4	$131
Cash paid during the period for taxes	$—	$—	$161	$86

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2017. As of September 30, 2017, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2017 and 2016, and long-lived tangible assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	% of Total	2016	% of Total
Revenue
United States	$2,729	98%	$5,307	100%
Canada	46	2%	—	0%
Total	$2,775	100%	$5,307	100%

	As of September 30,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$7,032	99%	$8,419	100%
Canada	91	1%	38	0%
Total	$7,123	100%	$8,457	100%

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company's review of its portfolio, fair value adjustments of $10 thousand and $0 were recorded during the three months ended September 30, 2017 and 2016, and fair value adjustments of $10 thousand and $9 thousand were recorded during the nine months ended September 30, 2017 and 2016, respectively, to reduce the cost basis of certain impaired investment securities to zero. There were no investment securities sold nor disposed of during the three and nine months ended September 30, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. There were no unrealized gains or losses during the three and nine months ended September 30, 2017, and the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company recorded unrealized losses of $16 thousand on the fair valuation of its warrant holdings. At September 30, 2017 and December 31, 2016, the calculated fair values of the Company’s warrant portfolio were deemed nominal. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2017 and 2016.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

lessor perspective. Given the limited changes to lessor accounting, management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements to the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $28 thousand and $2 thousand at September 30, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at September 30, 2017 and December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2017
Net investment in operating leases	$5,319	$70	$(768)	$4,621
Net investment in direct financing leases	20	(6)	(14)	—
Assets held for sale or lease, net	3,116	(624)	—	2,492
Initial direct costs, net of accumulated amortization of $5 at September 30, 2017 and $4 at December 31, 2016	2	9	(1)	10
Total	$8,457	$(551)	$(783)	$7,123

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

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $246 thousand and $283 thousand for the respective three months ended September 30, 2017 and 2016, and was $768 thousand and $879 thousand for the respective nine months ended September 30, 2017 and 2016. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $0 thousand and $1 for the three months ended September 30, 2017 and 2016. The Company reflected initial direct cost amortization of $1 thousand and $2 thousand for the nine months ended September 30, 2017 and 2016, respectively.

All of the remaining property on lease was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance September 30, 2017
Transportation, rail	$14,796	$—	$(1,024)	$13,772
Transportation, other	3,491	—	—	3,491
Aircraft	3,026	—	(1,038)	1,988
Construction	—	—	800	800
Manufacturing	624	—	—	624
Petro/natural gas	470	—	(470)	—
Materials handling	474	—	(474)	—
Agriculture	193	—	(193)	—
Other	1	—	876	877
	23,075	—	(1,523)	21,552
Less accumulated depreciation	(17,756)	(768)	1,593	(16,931)
Total	$5,319	$(768)	$70	$4,621

The average estimated residual values for assets on operating leases were 23% and 22% of the assets’ original cost as of September 30, 2017 and December 31, 2016, respectively. There were no operating leases placed in non-accrual status as of the same periods.

Direct financing leases:

As of December 31, 2016, investment in direct financing leases generally consists of materials handling equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2016 are as follows (in thousands):

December 31, 2016
Total minimum lease payments receivable	$26
Estimated residual values of leased equipment (unguaranteed)	6
Investment in direct financing leases	32
Less unearned income	(12)
Net investment in direct financing leases	$20

There were no direct financing leases placed in non-accrual status as of December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2017	$449
Year ending December 31, 2018	1,284
2019	567
2020	284
2021	75
2022	25
$2,684

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Aircraft	20 – 30
Manufacturing	10 – 15
Construction	7 – 10
Transportation, other	7 – 10

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$130	$132	$428	$387
Asset management fees to Managing Member and/or affiliates	33	29	87	212
	$163	$161	$515	$599

6. Non-recourse debt:

At September 30, 2017, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 1.97%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2017, gross operating lease rentals totaled approximately $146 thousand over the remaining lease terms and the carrying value of the pledged assets is $467 thousand. The note matures in April 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2017	$62	$1	$63
Year ending December 31, 2018	83	—	83
	$145	$1	$146

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Commitments:

At September 30, 2017, there were no commitments to purchase lease assets or fund investments in notes receivable.

8. Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2017 and December 31, 2016. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions declared	$—	$—	$6,287	$3,493
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.45	$0.25

9. Fair value measurements:

At September 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of September 30, 2017 and December 31, 2016, the calculated fair values of the Fund’s warrant portfolio were deemed nominal.

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

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2016 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Fair value of warrants at beginning of period	$13	$29
Unrealized loss on fair value adjustment for warrants	—	(16)
Fair value of warrants at end of period	$13	$13

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

During the respective three months ended September 30, 2017 and 2016, the Company recorded non-recurring fair value adjustments of $10 thousand and $0, and during the nine months ended September 30, 2017 and 2016, the Company recorded $10 thousand and $9 thousand, respectively, to the Company's investment in securities to reduce the cost basis of certain impaired investment securities to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated a significantly reduced value as evidenced by the purchase price of the investee as contemplated in its acquisition terms.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired lease and/or off-lease equipment (non-recurring)

During the three and nine months ended September 30, 2017 and 2016, the Company determined there were no impairment adjustments to lease equipment. When the Company deems certain lease equipment (assets) to be impaired, the Company will record a fair value adjustment to reduce the cost basis of the equipment.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,772	$3,772	$—	$—	$3,772
Investment in securities	55	—	—	55	55
Financial liabilities:
Non-recourse debt	145	—	—	145	145

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,680	$8,680	$—	$—	$8,680
Investment in securities	65	—	—	65	65
Financial liabilities:
Non-recourse debt	330	—	—	329	329

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

Results of Operations

The three months ended September 30, 2017 versus the three months ended September 30, 2016

The Company had a net income of $579 thousand and $583 thousand for the three months ended September 30, 2017 and 2016, respectively. The results for the third quarter of 2017 reflect a decrease in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended September 30, 2017 decreased by $7 thousand or 1%, as compared to prior year. Such decrease was largely due to a $233 thousand, or 100%, decrease in direct financing lease revenues, largely due to run-off of the portfolio, as well as the sale of certain lease assets; and a $40 thousand, or 100%, decrease primarily due to one-time deferred maintenance fees charged on returned equipment received in the third quarter of 2016; offset, in part, by a $249 thousand, or 58%, increase in operating lease revenue which was the result of lease revenue adjustment in the prior year period related to a certain lessee; and a $17 thousand, or 4%, increase in gains realized on sales of lease assets mostly due to a change in the mix of assets sold.

Expenses

Total expenses for the three months ended September 30, 2017 decreased by $3 thousand or 1%, as compared to prior year. Such decrease was mainly attributed to a $55 thousand, or 196%, decrease in railcar maintenance, related to reduced maintenance costs and fewer units in the Fund’s railcar inventory, and a $37 thousand, or 13%, decrease in depreciation expense, the result of run-off and sales of lease assets; offset, in part, by a $46 thousand, or 242%, increase in storage fees due to an increase in the number of railcars held in storage facilities; and a $42 thousand increase in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

The Company had net income of $681 thousand, and $3.1 million for the respective nine months ended September 30, 2017 and 2016. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for the nine months ended September 30, 2017 decreased by $2.5 million or 48%, as compared to prior year. Such decrease was largely due to a $1.0 million decrease in deferred maintenance fees related to one-time fees on returned equipment; a $914 thousand, or 99%, decrease in direct financing lease revenues, largely due to run-off of the portfolio, as well as the sale of certain lease assets; and a $724 thousand, or 27%, reduction in operating lease revenues, mainly the result of run-off and dispositions of lease assets; offset, in part, by a $143 thousand, or 22%, increase in gains realized on sales of lease assets mostly due to a change in the mix of assets sold.

Expenses

Total expenses for the nine months ended September 30, 2017 decreased by $67 thousand, or 3%, as compared to the prior year period. The net decline in operating expenses was primarily due to a $125 thousand, or 59%, decline in asset management fees to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management reflective of the Company’s continued liquidation; a $111 thousand, or 13%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; and a $110 thousand, or 96%, decrease in interest expense resulting from a $953 thousand reduction in outstanding debt since September 30, 2016; offset, in part, by a $188 thousand increase in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; an increase of $41 thousand, or 11%, in cost reimbursement to the managing member and/or affiliates related to increased indirect cost allocations, a result of refinement of cost allocation methodology; a $29 thousand, or 42%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements; and a $23 thousand, or 8 times, increase in provision for credit losses due to delinquent customer accounts.

Capital Resources and Liquidity

At September 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $3.8 million and $8.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$325	$1,174	$702	$4,117
Investing activities	630	3,977	1,372	6,843
Financing activities	(3,083)	(4,926)	(6,982)	(9,814)
Net (decrease) increase in cash and cash equivalents	$(2,128)	$225	$(4,908)	$1,146

The three months ended September 30, 2017 versus the three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $637 thousand and $3.3 million of proceeds from sales or dispositions of equipment during the respective three months ended September 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members totaled $3.0 million and $3.8 million for the three month periods ended September 30, 2017 and 2016, respectively, while total debt repaid amounted to $62 thousand and $1.2 million during the three months ended September 30, 2017 and 2016, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $1.4 million and $4.5 million of proceeds from sales or dispositions of equipment during the respective nine months ended September 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members totaled $6.8 million and $6.4 million for the nine month periods ended September 30, 2017 and 2016, respectively, while total debt repaid amounted to $185 thousand and $3.4 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2017, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 9, 2017

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