Form 10-Q
period 2018-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2018-05-15
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017
(in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$790	$4,035
Accounts receivable, net	228	156
Investment in securities	55	55
Investments in equipment and leases, net	6,637	6,875
Prepaid expenses and other assets	109	118
Total assets	$7,819	$11,239
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$23	$11
Due to affiliates	52	38
Other	1,151	1,267
Deposits due lessees	6	6
Non-recourse debt	—	83
Unearned operating lease income	62	58
Total liabilities	1,294	1,463
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,525	9,776
Total Members’ capital	6,525	9,776
Total liabilities and Members’ capital	$7,819	$11,239

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$638	$633
Direct financing leases	—	7
Gain on sales of lease assets	144	218
Other	1	9
Total revenues	783	867
Expenses:
Depreciation of operating lease assets	190	277
Asset management fees to Managing Member and/or affiliates	28	28
Costs reimbursed to Managing Member and/or affiliates	149	150
Amortization of initial direct costs	1	—
Other management fees	5	7
Interest expense	—	2
Railcar maintenance	22	37
(Reversal of) provision for credit losses	(5)	3
Professional fees	69	66
Franchise fees and taxes	(68)	40
Outside services	44	38
Insurance	10	10
Printing and photocopying	6	9
Storage fees	16	18
Other	18	29
Total operating expenses	485	714
Net income	$298	$153
Net income (loss):
Managing Member	$266	$283
Other Members	32	(130)
	$298	$153
Net loss per Limited Liability Company Unit (Other Members)	$—	$(0.01)
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	13,971,486	$15,792	$—	$15,792
Distributions to Other Members ($0.45 per Unit)	—	(6,287)	—	(6,287)
Distributions to Managing Member	—	—	(510)	(510)
Net income	—	271	510	781
Balance December 31, 2017	13,971,486	9,776	—	9,776
Distributions to Other Members ($0.23 per Unit)	—	(3,283)	—	(3,283)
Distributions to Managing Member	—	—	(266)	(266)
Net income	—	32	266	298
Balance March 31, 2018 (unaudited)	13,971,486	$6,525	$—	$6,525

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$298	$153
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(144)	(218)
Depreciation of operating lease assets	190	277
Amortization of initial direct costs	1	—
(Reversal of) provision for credit losses	(5)	3
Changes in operating assets and liabilities:
Accounts receivable	(67)	63
Prepaid expenses and other assets	9	10
Accounts payable, Managing Member and affiliates	26	62
Accounts payable, other	(116)	(87)
Unearned operating lease income	4	31
Net cash provided by operating activities	196	294
Investing activities:
Proceeds from sales of lease assets	191	596
Principal payments received on direct financing leases	—	7
Net cash provided by investing activities	191	603
Financing activities:
Repayments under non-recourse debt	(83)	(61)
Distributions to Other Members	(3,283)	(3,493)
Distributions to Managing Member	(266)	(283)
Net cash used in financing activities	(3,632)	(3,837)
Net decrease in cash and cash equivalents	(3,245)	(2,940)
Cash and cash equivalents at beginning of period	4,035	8,680
Cash and cash equivalents at end of period	$790	$5,740
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$2
Cash paid during the period for taxes	$4	$56

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2018. As of March 31, 2018, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowances for doubtful accounts and notes receivable.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2018 and 2017, and long-lived tangible assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
Revenue
United States	$764	98%	$856	99%
Canada	19	2%	11	1%
Total	$783	100%	$867	100%

	As of March 31,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
United States	$6,546	99%	$6,784	99%
Canada	91	1%	91	1%
Total	$6,637	100%	$6,875	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company's investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment was deemed nominal for the three months ended March 31, 2018, and no fair value adjustment was recorded for the three months ended March 31, 2017. There were no investment securities sold or disposed of during the three months ended March 31, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The fair value of the warrants were nominal at March 31, 2018 and December 31, 2017. There were no unrealized gains or losses during the three months ended March 31, 2018 and 2017. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2018 and 2017.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did have an impact on its financial statements and disclosures. The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. These investments are valued based on their quoted market prices. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Company indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 825.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $12 thousand and $16 thousand at March 31, 2018 and December 31, 2017, respectively. All of such allowance were related to delinquent operating lease receivables.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2018
Net investment in operating leases	$4,372	$(52)	$(190)	$4,130
Assets held for sale or lease, net	2,494	5	—	2,499
Initial direct costs, net of accumulated amortization of $4 at March 31, 2018 and $5 at December 31, 2017	9	—	(1)	8
Total	$6,875	$(47)	$(191)	$6,637

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

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2018 and 2017.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $190 thousand and $277 thousand for the respective three months ended March 31, 2018 and 2017. Initial direct costs amortization expense related to the Company’s operating leases totaled $1 thousand and $0 for the three months ended March 31, 2018 and 2017, respectively.

All of the remaining property on lease was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance March 31, 2018
Transportation, rail	$13,719	$—	$(618)	$13,101
Transportation, other	3,491	—	(72)	3,419
Aircraft	1,988	—	—	1,988
Construction	799	—	—	799
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	402	—	—	402
	21,493	—	(690)	20,803
Less accumulated depreciation	(17,121)	(190)	638	(16,673)
Total	$4,372	$(190)	$(52)	$4,130

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at March 31, 2018 and December 31, 2017. There were no operating leases placed in non-accrual status as of the same dates.

At March 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2018	$931
Twelve months ending December 31, 2019	565
2020	284
2021	74
2022	25
$1,879

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2018 and 2017, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$149	$150
Asset management fees to Managing Member and/or affiliates	28	28
	$177	$178

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Non-recourse debt:

At March 31, 2018, all of the Company’s outstanding non-recourse debt had been fully paid. At December 31, 2017, non-recourse debt consisted of a note payable to a financial institution, maturing in 2018. The note was due in monthly installments. Interest on the note was at a fixed rate of 1.97%. The note was secured by assignments of lease payments and pledges of assets. As of December 31, 2017, gross operating lease rentals totaled approximately $83 thousand over the remaining lease terms; and the carrying value of the pledged assets was $417 thousand.

The non-recourse debt did not contain any material financial covenants. The debt was secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders had recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation was payable solely out of the respective specific security and the Company did not guarantee (nor was the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company did not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company was directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and were viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there were no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company had determined that there were no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

7. Commitments:

At March 31, 2018, there were no commitments to purchase lease assets or fund investments in notes receivable.

8. Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2018 and December 31, 2017. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three months ended March 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions declared	$3,283	$3,493
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.23	$0.25

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2018, the Company’s warrants and investment securities were measured on a recurring basis.

At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The fair value measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2018 and December 31, 2017, the calculated fair values of the Fund’s warrant portfolio were deemed nominal.

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. At March 31, 2018, the calculated fair value of these investments in securities were deemed nominal.

Impaired lease and/or off-lease equipment (non-recurring)

During the three months ended March 31, 2018 and 2017, the Company determined there were no impairment adjustments to lease equipment. When the Company deems certain lease equipment (assets) to be impaired, the Company will record a fair value adjustment to reduce the cost basis of the equipment.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$790	$790	$—	$—	$790

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,035	$4,035	$—	$—	$4,035
Investment in securities	55	—	—	55	$55
Financial liabilities:
Non-recourse debt	83	—	—	83	$83

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

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company had a net income of $298 thousand and $153 thousand for the three months ended March 31, 2018 and 2017, respectively. The net results for the first quarter of 2018 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended March 31, 2018 decreased by $84 thousand or 10%, as compared to the prior year period. Such decrease was largely due to a $74 thousand, or 34%, decrease in gain on sales of lease assets the result of a change in the mix of assets sold; and a $7 thousand, or 100%, reduction in revenues from direct financing leases, largely due to run-off of the portfolio, as well as the sale of certain lease assets.

Expenses

Total expenses for the three months ended March 31, 2018 decreased by $229 thousand or 32%, as compared to the prior year period. Such decrease was mainly attributed to a $108 thousand, or 270%, reduction in franchise fees and taxes, primarily due to a decrease in estimated tax liability in the current period; an $87 thousand, or 31%, decrease in depreciation expense, the result of portfolio run-off and sales of leases assets; and a $15 thousand, or 41%, decrease in railcar maintenance expense, a result of portfolio run-off and change in the mix of assets sold. Partially offsetting these, and other reductions in expense, was a $6 thousand, or 16%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

At March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $790 thousand and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$196	$294
Investing activities	191	603
Financing activities	(3,632)	(3,837)
Net decrease in cash and cash equivalents	$(3,245)	$(2,940)

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the three months ended March 31, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $191 thousand and $596 thousand of proceeds from sales or dispositions of equipment during the respective three months ended March 31, 2018 and 2017.

The primary uses of cash during the same comparative periods were to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members totaled $3.5 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively, while total debt repaid amounted to $83 thousand and $61 thousand for the same respective periods. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s critical accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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