Form 10-Q
period 2018-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2018-08-10
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

The number of Limited Liability Company Units outstanding as of July 31, 2018 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017
(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,367	$4,035
Accounts receivable, net	120	156
Investment in securities	55	55
Investments in equipment and leases, net	5,963	6,875
Prepaid expenses and other assets	98	118
Total assets	$7,603	$11,239
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$11
Due to affiliates	16	38
Other	1,083	1,267
Deposits due lessees	6	6
Non-recourse debt	—	83
Unearned operating lease income	40	58
Total liabilities	1,145	1,463
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,458	9,776
Total Members’ capital	6,458	9,776
Total liabilities and Members’ capital	$7,603	$11,239

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$606	$624	$1,244	$1,257
Direct financing leases	—	4	—	11
Gain on sales of lease assets	297	108	441	326
Other	18	4	18	13
Total revenues	921	740	1,703	1,607
Expenses:
Depreciation of operating lease assets	143	245	333	522
Asset management fees to Managing Member and/or affiliates	29	26	57	54
Costs reimbursed to Managing Member and/or affiliates	142	148	291	298
Amortization of initial direct costs	—	1	1	1
Other management fees	7	7	12	14
Interest expense	—	1	—	3
Impairment losses on equipment	459	—	459	—
Railcar maintenance	54	92	76	129
Provision for credit losses	66	12	61	15
Professional fees	24	47	93	113
Franchise fees and taxes	(51)	106	(119)	146
Outside services	26	35	70	73
Insurance	10	9	20	19
Printing and photocopying	—	6	6	15
Storage fees	66	22	82	40
Other	12	34	30	63
Total operating expenses	987	791	1,472	1,505
Net income (loss)	$(66)	$(51)	$231	$102
Net income (loss):
Managing Member	$—	$227	$—	$510
Other Members	(66)	(278)	231	(408)
	$(66)	$(51)	$231	$102
Net loss per Limited Liability Company Unit (Other Members)	$—	$(0.02)	$0.02	$(0.03)
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	13,971,486	$15,792	$—	$15,792
Distributions to Other Members ($0.45 per Unit)	—	(6,287)	—	(6,287)
Distributions to Managing Member	—	—	(510)	(510)
Net income	—	271	510	781
Balance December 31, 2017	13,971,486	9,776	—	9,776
Distributions to Other Members ($0.24 per Unit)	—	(3,283)	—	(3,283)
Distributions to Managing Member	—	—	(266)	(266)
Net (loss) income	—	(35)	266	231
Balance June 30, 2018 (unaudited)	13,971,486	$6,458	$—	$6,458

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating activities:
Net income (loss)	$(66)	$(51)	$231	$102
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	(297)	(108)	(441)	(326)
Depreciation of operating lease assets	143	245	333	522
Amortization of initial direct costs	—	1	1	1
Impairment losses on equipment	459	—	459	—
Provision for credit losses	66	12	61	15
Changes in operating assets and liabilities:
Accounts receivable	41	(2)	(25)	61
Prepaid expenses and other assets	11	8	20	18
Accounts payable, Managing Member and affiliates	(59)	(43)	(33)	19
Accounts payable, other	(68)	35	(184)	(52)
Deposits due lessees	—	2	—	2
Unearned operating lease income	(22)	(16)	(18)	15
Net cash provided by operating activities	208	83	404	377
Investing activities:
Proceeds from sales of lease assets	369	134	560	730
Principal payments received on direct financing leases	—	5	—	12
Net cash provided by investing activities	369	139	560	742
Financing activities:
Repayments under non-recourse debt	—	(62)	(83)	(123)
Distributions to Other Members	—	—	(3,283)	(3,493)
Distributions to Managing Member	—	—	(266)	(283)
Net cash used in financing activities	—	(62)	(3,632)	(3,899)
Net increase (decrease) in cash and cash equivalents	577	160	(2,668)	(2,780)
Cash and cash equivalents at beginning of period	790	5,740	4,035	8,680
Cash and cash equivalents at end of period	$1,367	$5,900	$1,367	$5,900
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1	$—	$3
Cash paid during the period for taxes	$12	$105	$16	$161

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2018. As of June 30, 2018, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowances for doubtful accounts.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2018 and 2017, and long-lived tangible assets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	% of Total	2017	% of Total
Revenue
United States	$1,645	97%	$1,580	98%
Canada	58	3%	27	2%
Total	$1,703	100%	$1,607	100%

	As of June 30,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
United States	$5,872	98%	$6,784	99%
Canada	91	2%	91	1%
Total	$5,963	100%	$6,875	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company's investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value of nominal value was charged to operations for the respective three and six months ended June 30, 2018, and no fair value adjustment was recorded for the three and six months ended June 30, 2017. There were no investment securities sold or disposed of during the three and six months ended June 30, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The fair value of the warrants were nominal at June 30, 2018 and December 31, 2017. There were no unrealized gains or losses during the three and six months ended June 30, 2018 and 2017. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2018 and 2017.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. As part of the adoption of the standard, the Company has selected and is in the process of implementing new lease accounting software. The Company is in the process of identifying and designing appropriate changes to its business processes, systems and controls to support the new standard. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement.

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Company indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 606.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $77 thousand and $16 thousand at June 30, 2018 and December 31, 2017, respectively. All of such allowance were related to delinquent operating lease receivables.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2018
Net investment in operating leases	$4,372	$(104)	$(333)	$3,935
Assets held for sale or lease, net	2,494	(475)	—	2,019
Initial direct costs, net of accumulated amortization of $3 at June 30, 2018 and $5 at December 31, 2017	9	—	—	9
Total	$6,875	$(579)	$(333)	$5,963

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

As a result of these reviews, management deemed that impairment losses existed; the Company recorded $459 thousand of impairment losses on equipment during both the three and six months ended June 30, 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $143 thousand and $245 thousand for the respective three months ended June 30, 2018 and 2017, and was $333 thousand and $522 thousand for the respective six months ended June 30, 2018 and 2017. Initial direct costs amortization expense related to the Company’s operating leases totaled $0 and $1 thousand for the respective three months ended June 30, 2018 and 2017. The Company recorded initial direct cost amortization of $1 thousand for both of the six months ended June 30, 2018 and 2017.

All of the remaining property on lease was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance June 30, 2018
Transportation, rail	$13,719	$—	$(1,416)	$12,303
Transportation, other	3,491	—	(70)	3,421
Aircraft	1,988	—	—	1,988
Construction	799	—	—	799
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	402	—	(146)	256
	21,493	—	(1,632)	19,861
Less accumulated depreciation	(17,121)	(333)	1,528	(15,926)
Total	$4,372	$(333)	$(104)	$3,935

The average estimated residual value for assets on operating leases was 18% and 23% of the assets’ original cost at June 30, 2018 and December 31, 2017, respectively. There were no operating leases placed in non-accrual status as of the same dates.

At June 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2018	$591
Twelve months ending December 31, 2019	614
2020	315
2021	90
2022	38
2023	2
$1,650

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2018 and 2017, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$142	$148	$291	$298
Asset management fees to Managing Member and/or affiliates	29	26	57	54
	$171	$174	$348	$352

6. Non-recourse debt:

At June 30, 2018, all of the Company’s outstanding non-recourse debt had been fully paid. At December 31, 2017, non-recourse debt consisted of a note payable to a financial institution, maturing in 2018. The note was due in monthly installments. Interest on the note was at a fixed rate of 1.97%. The note was secured by assignments of lease payments and pledges of assets. As of December 31, 2017, gross operating lease rentals totaled approximately $83 thousand over the remaining lease terms; and the carrying value of the pledged assets was $417 thousand.

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

7. Commitments:

At June 30, 2018, there were no commitments to purchase lease assets or fund investments in notes receivable.

8. Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2018 and December 31, 2017. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions declared	$—	$2,794	$3,283	$6,287
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$0.20	$0.24	$0.45

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2018, the Company’s warrants and investment securities were measured on a recurring basis.

At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The fair value measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2018 and December 31, 2017, the calculated fair values of the Fund’s warrant portfolio were deemed nominal.

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. At June 30, 2018, the calculated fair value of these investments in securities were deemed nominal.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

Impaired lease and/or off-lease equipment (non-recurring)

During both the three and six months ended June 30, 2018, the Company determined there was an impairment adjustment to lease equipment totaling $384 thousand. When the Company deems certain lease equipment (assets) to be impaired, the Company will record a fair value adjustment to reduce the cost basis of the equipment.

When fair value adjustments are implemented, they are on a non-recurring basis. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 1 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are observable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of the assets that were subsequently sold in July 2018.

The following tables summarize the valuation technique and significant observable input used for the Company’s nonrecurring fair value calculation categorized as Level 1 in the fair value hierarchy at June 30, 2018:

June 30, 2018
Name	Valuation Frequency	Valuation Technique	Observable Input
Impaired off-lease Equipment	Non-recurring	Market Approach	Off lease equipment was sold for $501 thousand in July 2018.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,367	$1,367	$—	$—	$1,367

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,035	$4,035	$—	$—	$4,035
Financial liabilities:
Non-recourse debt	83	—	—	83	$83

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

Results of Operations

The three months ended June 30, 2018 versus the three months ended June 30, 2017

The Company had net losses of $66 thousand and $51 thousand for the three months ended June 30, 2018 and 2017, respectively. The results for the second quarter of 2018 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended June 30, 2018 increased by $181 thousand or 24%, as compared to prior year. Such increase was largely due to an increase in gain on sales of lease assets of $189 thousand, or 175%, primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended June 30, 2018 increased by $196 thousand or 25%, as compared to prior year. Such increase was mainly attributed to a $459 thousand increase in impairment losses on equipment due to the pending retirement and sale of off-lease equipment; a $54 thousand, or 4.5 times increase in the provision for credit losses for delinquent customer accounts, and a $44 thousand or 200%, increase in storage fees for equipment held in storage facility; offset, in part, by a $157 thousand, or 148%, decrease in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; a $102 thousand, or 42%, decrease in depreciation of operating lease assets, the result of portfolio run-off and sales of lease assets; a $38 thousand, or 41%, decrease in railcar maintenance, related to the maintenance costs and wear and tear of the older equipment of the Fund’s railcar inventory; and a $23 thousand, or 49%, decrease in professional fees related to year over year differences in timing and related billings for professional audit and tax services.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

The Company had net income of $231 thousand and $102 thousand for the respective six months ended June 30, 2018 and 2017. The net results for 2018 reflected increases in total revenues and decreases in total operating expenses when compared to prior year.

Revenues

Total revenues for the six months ended June 30, 2018 increased by $96 thousand or 6%, as compared to prior year. Such increase was due to a $115 thousand, or 35%, increase in gains realized on sales of lease assets due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the six months ended June 30, 2018 decreased by $33 thousand, or 2%, as compared to the prior year period. The net decline in operating expenses was primarily due to a $265 thousand, or 182%, decrease in franchise fees and taxes, attributed to an adjustment in estimated liability for prior year tax payments; a $189 thousand, or 36%, reduction in depreciation expense, mostly the result of portfolio run-off and sales of lease assets; a $53 thousand, or 41%, decrease in railcar maintenance related to the maintenance costs and wear and tear of the older equipment of the Fund’s railcar inventory; and a $20 thousand, or 18%, decrease in professional fees related to year over year differences in timing and related billings for professional audit and tax services; offset, in part, by a $459 thousand increase in impairment losses on equipment due to the pending retirement and sale of off-lease equipment; and a $46 thousand, or 3 times, increase in the provision for credit losses for delinquent customer accounts.

Capital Resources and Liquidity

At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $1.4 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$208	$83	$404	$377
Investing activities	369	139	560	742
Financing activities	—	(62)	(3,632)	(3,899)
Net decrease in cash and cash equivalents	$577	$160	$(2,668)	$(2,780)

The three months ended June 30, 2018 versus the three months ended June 30, 2017

During the three months ended June 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $369 thousand and $134 thousand of proceeds from sales or dispositions of equipment during the respective three months ended June 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

During the six months ended June 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $560 thousand and $730 thousand of proceeds from sales or dispositions of equipment during the respective six months ended June 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member and to pay non-recourse debt. Total distributions paid to Members totaled $3.5 million and $3.8 million for the six month periods ended June 30, 2018 and 2017, respectively, while total debt repayments amounted to $83 thousand and $123 thousand during the six months ended June 30, 2018 and 2017, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2018, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 9, 2018

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