Form 10-Q
period 2018-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2018-11-08
CIK 1186258

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,183	$4,035
Accounts receivable, net	166	156
Due from Managing Member	98	—
Due from affiliates	14	—
Investment in securities	55	55
Investments in equipment and leases, net	5,025	6,875
Prepaid expenses and other assets	117	118
Total assets	$7,658	$11,239
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$74	$11
Due to affiliates	14	38
Other	1,068	1,267
Deposits due lessees	6	6
Non-recourse debt	—	83
Unearned operating lease income	60	58
Total liabilities	1,222	1,463
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,436	9,776
Total Members’ capital	6,436	9,776
Total liabilities and Members’ capital	$7,658	$11,239

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$603	$676	$1,847	$1,933
Direct financing leases	—	1	—	12
(Loss) gain on sales of lease assets	(304)	481	137	807
Other	1	10	19	23
Total revenues	300	1,168	2,003	2,775
Expenses:
Depreciation of operating lease assets	125	246	458	768
Asset management fees to Managing Member and/or affiliates	23	33	80	87
Costs reimbursed to Managing Member and/or affiliates	39	130	330	428
Amortization of initial direct costs	1	—	2	1
Other management fees	7	7	19	21
Interest expense	—	1	—	4
Impairment losses on equipment	—	—	459	—
Railcar maintenance	44	(27)	120	102
(Reversal of) provision for credit losses	(21)	11	40	26
Provision for losses on investment in securities	—	10	—	10
Professional fees	13	16	106	129
Franchise fees and taxes	8	42	(111)	188
Outside services	32	25	102	98
Insurance	11	10	31	29
Printing and photocopying	6	9	12	24
Storage fees	8	65	90	105
Other	24	11	54	74
Total operating expenses	320	589	1,792	2,094
Other (expense) income, net	(1)	—	(1)	—
Net (loss) income	$(21)	$579	$210	$681
Net income (loss):
Managing Member	$—	$—	$266	$510
Other Members	(21)	579	(56)	171
	$(21)	$579	$210	$681
Net income per Limited Liability Company Unit (Other Members)	$—	$0.04	$—	$0.01
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	13,971,486	$15,792	$—	$15,792
Distributions to Other Members ($0.45 per Unit)	—	(6,287)	—	(6,287)
Distributions to Managing Member	—	—	(510)	(510)
Net income	—	271	510	781
Balance December 31, 2017	13,971,486	9,776	—	9,776
Distributions to Other Members ($0.24 per Unit)	—	(3,284)		(3,284)
Distributions to Managing Member	—	—	(266)	(266)
Net (loss) income	—	(56)	266	210
Balance September 30, 2018 (unaudited)	13,971,486	$6,436	$—	$6,436

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net (loss) income	$(21)	$579	$210	$681
Adjustments to reconcile net (loss) income to cash provided by operating activities:
(Loss) gain on sales of lease assets	304	(481)	(137)	(807)
Depreciation of operating lease assets	125	246	458	768
Amortization of initial direct costs	1	—	2	1
Impairment losses on equipment	—	—	459	—
(Reversal of) provison for credit losses	(21)	11	40	26
Provision for losses on investment in securities	—	10	—	10
Changes in operating assets and liabilities:
Accounts receivable	(25)	6	(50)	67
Due from Managing Member and affiliate	(112)	—	(112)	—
Prepaid expenses and other assets	(19)	(22)	1	(4)
Accounts payable, Managing Member and affiliates	70	2	37	21
Accounts payable, other	(16)	(23)	(200)	(75)
Deposits due lessees	—	—	—	2
Unearned operating lease income	20	(3)	2	12
Net cash provided by operating activities	306	325	710	702
Investing activities:
Proceeds from sales of lease assets	511	637	1,071	1,367
Payments of initial direct costs	—	(9)	—	(9)
Principal payments received on direct financing leases	—	2	—	14
Net cash provided by investing activities	511	630	1,071	1,372
Financing activities:
Repayments under non-recourse debt	—	(62)	(83)	(185)
Distributions to Other Members	(1)	(2,794)	(3,284)	(6,287)
Distributions to Managing Member	—	(227)	(266)	(510)
Net cash used in financing activities	(1)	(3,083)	(3,633)	(6,982)
Net increase (decrease) in cash and cash equivalents	816	(2,128)	(1,852)	(4,908)
Cash and cash equivalents at beginning of period	1,367	5,900	4,035	8,680
Cash and cash equivalents at end of period	$2,183	$3,772	$2,183	$3,772
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1	$—	$4
Cash paid during the period for taxes	$—	$—	$17	$161

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2018. As of September 30, 2018, 13,971,486 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, and long-lived tangible assets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	% of Total	2017	% of Total
Revenue
United States	$1,945	97%	$2,729	98%
Canada	58	3%	46	2%
Total	$2,003	100%	$2,775	100%

	As of September 30,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
United States	$4,934	98%	$6,784	99%
Canada	91	2%	91	1%
Total	$5,025	100%	$6,875	100%

Other (expense) income, net:

Other (expense) income, net consisted solely of net gains and losses on foreign exchange transactions.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company's investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value of nominal value was charged to operations for the respective three and nine months ended September 30, 2018. Impairment losses on investment securities totaled $10 thousand for both the three and nine months ended September 30, 2017. There were no investment securities sold or disposed of during the three and nine months ended September 30, 2018 and 2017.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The fair value of the warrants were nominal at September 30, 2018 and December 31, 2017. There were no unrealized gains or losses during the three and nine months ended September 30, 2018 and 2017. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2018 and 2017.

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

Recent accounting pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. The Company expects to utilize the package of practical expedients as provided in the standard.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from leases and loans, which comprise the majority of the Company’s revenues.

3. Allowance for credit losses:

The Company's allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts Operating Leases
Balance December 31, 2016	$2
Provision for credit losses	14
Balance December 31, 2017	16
Provision for credit losses	40
Balance September 30, 2018	$56

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2018
Net investment in operating leases	$4,372	$(98)	$(458)	$3,816
Assets held for sale or lease, net	2,494	(1,292)	—	1,202
Initial direct costs, net of accumulated amortization of $2 at September 30, 2018 and $5 at December 31, 2017	9	—	(2)	7
Total	$6,875	$(1,390)	$(460)	$5,025

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

As a result of these reviews, management deemed that impairment losses existed; the Company recorded $459 thousand of impairment losses on equipment during the nine months ended September 30, 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $125 thousand and $246 thousand for the respective three months ended September 30, 2018 and 2017, and was $458 thousand and $768 thousand for the respective nine months ended September 30, 2018 and 2017. Initial direct costs amortization expense related to the Company’s operating leases totaled $1 thousand and $0 for the respective three months ended September 30, 2018 and 2017. The Company recorded initial direct cost amortization of $2 thousand and $1 thousand for the respective nine months ended September 30, 2018 and 2017.

All of the remaining property on lease was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance September 30, 2018
Transportation, rail	$13,719	$—	$(1,356)	$12,363
Transportation, other	3,491	—	(72)	3,419
Aircraft	1,988	—	—	1,988
Construction	799	—	—	799
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	402	—	(146)	256
	21,493	—	(1,574)	19,919
Less accumulated depreciation	(17,121)	(458)	1,476	(16,103)
Total	$4,372	$(458)	$(98)	$3,816

The average estimated residual value for assets on operating leases was 18% and 23% of the assets’ original cost at September 30, 2018 and December 31, 2017, respectively. There were no operating leases placed in non-accrual status as of the same dates.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2018	$265
Year Ending December 31, 2019	658
2020	350
2021	113
2022	53
2023	12
$1,451

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and nine months ended September 30, 2018 and 2017, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$39	$130	$330	$428
Asset management fees to Managing Member and/or affiliates	23	33	80	87
	$62	$163	$410	$515

6. Non-recourse debt:

At September 30, 2018, all of the Company’s outstanding non-recourse debt had been fully paid. At December 31, 2017, non-recourse debt consisted of a note payable to a financial institution, maturing in 2018. The note was due in monthly installments. Interest on the note was at a fixed rate of 1.97%. The note was secured by assignments of lease payments and pledges of assets. As of December 31, 2017, gross operating lease rentals totaled approximately $83 thousand over the remaining lease terms; and the carrying value of the pledged assets was $417 thousand.

7. Commitments:

At September 30, 2018, there were no commitments to purchase lease assets or fund investments in notes receivable.

8. Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2018 and December 31, 2017. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions declared	$—	$—	$3,284	$6,287
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.24	$0.45

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2018, the Company’s warrants and investment securities were measured on a recurring basis.

At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The fair value measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2018 and December 31, 2017, the calculated fair values of the Fund’s warrant portfolio were deemed nominal.

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. At September 30, 2018, the calculated fair value of these investments in securities were deemed nominal.

Impaired lease and/or off-lease equipment (non-recurring)

During the respective three and nine months ended September 30, 2018, the Company determined there was an impairment adjustment to lease equipment totaling $0 and $459 thousand. When the Company deems certain lease equipment (assets) to be impaired, the Company will record a fair value adjustment to reduce the cost basis of the equipment.

When fair value adjustments are implemented, they are on a non-recurring basis. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 2 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are observable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of the assets that were subsequently sold in July 2018.

The following tables summarize the valuation technique and significant observable input used for the Company’s nonrecurring fair value calculation categorized as Level 2 in the fair value hierarchy at September 30, 2018:

September 30, 2018
Name	Valuation Frequency	Valuation Technique	Observable Input
Impaired off-lease Equipment	Non-recurring	Market Approach	Off lease equipment was sold for $501 thousand in July 2018

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,183	$2,183	$—	$—	$2,183

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,035	$4,035	$—	$—	$4,035
Financial liabilities:
Non-recourse debt	83	—	—	83	$83

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

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had net loss of $21 thousand and net income of $579 thousand for the three months ended September 30, 2018 and 2017, respectively. The results for the third quarter of 2018 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended September 30, 2018 decreased by an $868 thousand or 74%, as compared to prior year. Such decrease was largely due to a $785 thousand unfavorable change for current period loss on the sale of lease assets compared to gains in the prior year and a $73 thousand, or 11%, decrease in operating lease revenue, the result of lease portfolio run-off and sales of lease assets.

Expenses

Total expenses for the three months ended September 30, 2018 decreased by $269 thousand or 46%, as compared to prior year. Such decrease was mainly attributed to a $121 thousand, or 49%, decrease in depreciation of operating lease assets, the result of lease portfolio run-off and sales of lease assets; a $91 thousand, or 70%, decrease in cost reimbursement to the Managing Member and/or affiliates, the result of a net cost allocation adjustment; a $57 thousand, or 88%, decrease in storage fees due to fewer railcars in storage facility in the current period; a $34 thousand, or 81%, decrease in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; and a $32 thousand, or 291%, favorable turnaround in the provision for credit losses, a direct result of the collection of amounts previously reserved as uncollectable. These decreases were partially offset by a $71 thousand, a near 3-times increase in railcar maintenance in preparation of equipment sale.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net income of $210 thousand and $681 thousand for the respective nine months ended September 30, 2018 and 2017. The net results for 2018 reflected decreases in both total revenues and total operating expenses when compared to prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 decreased by $772 thousand or 28%, as compared to prior year period. Such decrease was due to a $670 thousand, or 83%, decrease in gains realized on sales of lease assets due to a change in the volume and mix of assets sold; and an $86 thousand, or 4%, decrease in operating lease revenue, the result of lease portfolio run-off and sales of lease assets.

Expenses

Total expenses for the nine months ended September 30, 2018 decreased by $302 thousand, or 14%, as compared to the prior year period. The net decline in operating expenses was primarily due to a $310 thousand, or 40%, decrease in depreciation of operating lease assets, the result of lease portfolio run-off and sales of lease assets; a $299 thousand, or 159%, decrease in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; a $98 thousand, or 23%, decrease in cost reimbursements to the Managing Member and/or affiliates, the result of net cost allocation adjustment; offset, in part, by a $459 thousand increase in impairment losses on equipment due to the impairment of off-lease equipment.

Capital Resources and Liquidity

At September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $2.2 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$306	$325	$710	$702
Investing activities	511	630	1,071	1,372
Financing activities	(1)	(3,083)	(3,633)	(6,982)
Net increase (decrease) in cash and cash equivalents	$816	$(2,128)	$(1,852)	$(4,908)

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $511 thousand and $637 thousand of proceeds from sales or dispositions of equipment during the respective three months ended September 30, 2018 and 2017.

During the three months ended September 30, 2017, cash was primarily used to pay distributions to both the Other Members and the Managing Member and to pay non-recourse debt. Total distributions paid to Members totaled $1 thousand and $3.0 million and total debt repayments amounted to $0 and $62 thousand for the respective three months ended September 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $1.1 million and $1.4 million of proceeds from sales or dispositions of equipment during the respective nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018 and 2017, cash was primarily used to pay distributions to both the Other Members and the Managing Member and to pay non-recourse debt. Total distributions paid to Members totaled $3.6 million and $6.8 million and total debt repayments amounted to $83 thousand and $185 thousand for the respective nine months ended September 30, 2018 and 2017.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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