Form 10-Q
period 2019-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2019-05-13
CIK 1186258

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000‑50687

ATEL Capital Equipment Fund X, LLC

(Exact name of registrant as specified in its charter)

California	68‑0517690
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)

ASSETS
Cash and cash equivalents	$763	$2,877
Accounts receivable, net	118	96
Due from Managing Member	12	15
Investment in securities	44	55
Equipment under operating leases, net	4,856	4,884
Prepaid expenses and other assets	97	109
Total assets	$5,890	$8,036

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$67	$—
Other	1,089	1,095
Deposits due lessees	1	1
Unearned operating lease income	17	17
Total liabilities	1,174	1,113

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,716	6,923
Total Members’ capital	4,716	6,923
Total liabilities and Members’ capital	$5,890	$8,036

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands, except for units and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing activities:
Operating leases	$496	$638
Gain on sales of equipment under operating leases	37	144
Other	1	1
Total revenues	534	783

Expenses:
Depreciation of operating lease assets	22	190
Asset management fees to Managing Member and/or affiliates	24	28
Costs reimbursed to Managing Member and/or affiliates	65	149
Amortization of initial direct costs	1	1
Interest expense	—	5
Railcar maintenance	36	22
Reversal of provision for credit losses	(30)	(5)
Impairment losses on investment in securities	11	—
Professional fees	77	69
Franchise fees and taxes	38	(68)
Outside services	30	44
Insurance	10	10
Printing and photocopying	9	6
Storage fees	2	16
Other	29	18
Total operating expenses	324	485
Net income	$210	$298

Net income:
Managing Member	$181	$266
Other Members	29	32
	$210	$298

Net income per Limited Liability Company Unit (Other Members)	$—	$—
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands, except for units and per unit data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	13,971,486	$9,776	$—	$9,776
Distributions to Other Members ($0.23 per Unit)	—	(3,283)	—	(3,283)
Distributions to Managing Member	—	—	(266)	(266)
Net income	—	32	266	298
Balance March 31, 2018 (Unaudited)	13,971,486	$6,525	$—	$6,525

Balance December 31, 2018	13,971,486	$6,923	$—	$6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,236)	—	(2,236)
Distributions to Managing Member	—	—	(181)	(181)
Net income	—	29	181	210
Balance March 31, 2019 (Unaudited)	13,971,486	$4,716	$—	$4,716

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$210	$298
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(37)	(144)
Depreciation of operating lease assets	22	190
Amortization of initial direct costs	1	1
Reversal of provision for credit losses	(30)	(5)
Impairment losses on investment in securities	11	—
Changes in operating assets and liabilities:
Accounts receivable	8	(67)
Due from Managing Member and affiliates	3	—
Prepaid expenses and other assets	12	9
Accounts payable, Managing Member and affiliates	67	26
Accounts payable, other	(6)	(116)
Unearned operating lease income	—	4
Net cash provided by operating activities	261	196

Investing activities:
Proceeds from sales of equipment under operating leases	42	191
Net cash provided by investing activities	42	191

Financing activities:
Repayments under non-recourse debt	—	(83)
Distributions to Other Members	(2,236)	(3,283)
Distributions to Managing Member	(181)	(266)
Net cash used in financing activities	(2,417)	(3,632)

Net decrease in cash and cash equivalents	(2,114)	(3,245)
Cash and cash equivalents at beginning of period	2,877	4,035
Cash and cash equivalents at end of period	$763	$790

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$31	$4

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2019. As of March 31, 2019, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2.    Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2019 and 2018, and long-lived tangible assets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Three months ended March 31,
	2019	% of Total	2018	% of Total
Revenue
United States	$516	97%	$764	98%
Canada	18	3%	19	2%
Total	$534	100%	$783	100%

	As of March 31,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$4,765	98%	$4,794	98%
Canada	91	2%	90	2%
Total	$4,856	100%	$4,884	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company`s results of operations. The Company`s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Impairment losses on investment securities totaled $11 thousand for the three months ended March 31, 2018. There were no impairment losses recorded during the three months ended March 31, 2018. There were no investment securities sold or disposed of during the three months ended March 31, 2019 and 2018.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Equipment under operating leases, net and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑20‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue cognized is recorded as unearned operating lease income on the balance sheet. Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

(Unaudited)

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

3.    Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts
Receivable
Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2017	$16
Provision for credit losses	85
Balance December 31, 2018	101
Provision for credit losses	(30)
Balance March 31, 2019	$71

4.    Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions /	Amortization	March 31,
	2018	Dispositions	of Leases	2019
Equipment under operating leases, net	$3,689	$(5)	$(22)	$3,662
Assets held for sale or lease, net	1,188	(1)	—	1,187
Initial direct costs, net of accumulated amortization of $3 thousand at March 31, 2019 and December 31, 2018	7	—	—	7
Total	$4,884	$(6)	$(22)	$4,856

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impairment of equipment under operating leases, net and assets held for sale or lease:

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

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2019 and 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $22 thousand and $190 thousand for the respective three months ended March 31, 2019 and 2018. Initial direct costs amortization expense related to the Company’s operating leases totaled $1 thousand for both three months ended March 31, 2019 and 2018.

All of the remaining property on lease was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications or	March 31,
	2018	Additions	Dispositions	2019
Transportation, rail	$12,393	$—	$(73)	$12,320
Transportation, other	3,419	—	—	3,419
Aircraft	1,988	—	—	1,988
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	157	—	(26)	131
	19,051	—	(99)	18,952
Less accumulated depreciation	(15,362)	(22)	94	(15,290)
Total	$3,689	$(22)	$(5)	$3,662

The average estimated residual value for assets on operating leases was 19% and 21% of the assets’ original cost at March 31, 2019 and December 31, 2018, respectively. There were no operating leases placed in non-accrual status as of the same dates.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2019	$444
Year Ending December 31, 2020	350
2021	113
2022	53
2023	12
$972

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aircraft	20 - 30
Manufacturing	10 - 15
Petro/natural gas	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2019 and 2018, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$65	$149
Asset management fees to Managing Member and/or affiliates	24	28
	$89	$177

6.    Non-recourse debt:

At March 31, 2019 and December 31, 2018 the Company’s outstanding non-recourse debt had been fully paid.  Such non-recourse notes payable did not contain any material financial covenants. There was interest expense for three months ended March 31, 2018 and the interest on the note was at a fixed rate of 1.97%.  The notes were secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions.  The lenders had recourse only to the following collateral; the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

7.    Commitments:

At March 31, 2019, there were no commitments to purchase lease assets or fund investments in notes receivable.

8.    Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2019 and December 31, 2018. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three months ended March 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions declared	$2,236	$3,283
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.16	$0.23

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

The measurement methodologies are as follows:

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$763	$763	$—	$—	$763

	Fair Value Measurements at December 31, 2018
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,877	$2,877	$—	$—	$2,877

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

The Company may continue until December 31, 2022. However, pursuant to the guidelines of the Limited Liability Company may continue until December 31, 2022. However, pursuant to the guidelines of the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2011. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $210 thousand and $298 thousand for the three months ended March 31, 2019 and 2018, respectively. The results for the first quarter of 2019 reflect a decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended March 31, 2019 decreased by $249 thousand, or 32%, as compared to the prior year period. Such decrease was largely due to a $142 thousand, or 22%, reduction in operating lease revenues due to run-off and sales of lease assets; and a $107 thousand, or 74%, decline in gains realized on sales of lease assets, due primarily to a change in the mix of assets sold.

Expenses

Total expenses for the three months ended March 31, 2019 decreased by a $161 thousand, or 33%, as compared to the prior year period. The decrease was mainly attributable to a $168 thousand, or 88% decrease in depreciation of operating leases assets due to the continued increase in lease terminations and fully depreciated assets, some of which are currently on month-to-month extensions. Equipment under month-to-month extensions continue to be depreciated subject to changes in its estimated residual value. In addition, costs reimbursed to the Manager declined by $84 thousand, or 56% due to lower allocated costs associated with the continued decrease in the Fund’s managed assets. Such decreases in expenses was partially offset by a $106 thousand increase in income and franchise taxes resulting from a higher estimate of tax liability.

Capital Resources and Liquidity

At March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents totaled $763 thousand and $2.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$261	$196
Investing activities	42	191
Financing activities	(2,417)	(3,632)
Net decrease in cash and cash equivalents	$(2,114)	$(3,245)

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $42 thousand and $191 thousand of proceeds from sales of lease assets during the three months ended March 31, 2019 and 2018, respectively.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay invoices related to management fees and expenses, and other payables. Distributions paid totaled $2.4 million and $3.5 million for the respective three months ended March 31, 2019 and 2018. In addition, during the prior year period, $83 thousand was used to settle the Fund’s non-recourse debt in full.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s critical accounting policies since December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2019

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