Form 10-Q
period 2019-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2019-08-14
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,460	$2,877
Accounts receivable, net	90	96
Due from Managing Member	30	15
Investment in securities	44	55
Equipment under operating leases, net	4,216	4,884
Prepaid expenses and other assets	90	109
Total assets	$5,930	$8,036

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Other	$1,258	$1,095
Deposits due lessees	1	1
Unearned operating lease income	13	17
Total liabilities	1,272	1,113

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,658	6,923
Total Members’ capital	4,658	6,923
Total liabilities and Members’ capital	$5,930	$8,036

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands, except for units and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$447	$606	$943	$1,244
(Loss) gain on sales of equipment under operating leases	(44)	297	(7)	441
Other	117	18	118	18
Total revenues	520	921	1,054	1,703

Expenses:
Depreciation of operating lease assets	48	143	70	333
Asset management fees to Managing Member and/or affiliates	28	29	52	57
Costs reimbursed to Managing Member and/or affiliates	56	142	121	291
Amortization of initial direct costs	—	—	1	1
Impairment losses on equipment	281	459	281	459
Railcar maintenance	26	54	62	76
Provision for credit losses	61	66	31	61
Impairment losses on investment in securities	—	—	11	—
Professional fees	40	24	117	93
Franchise fees and taxes	(11)	(51)	27	(119)
Outside services	20	26	50	70
Insurance	10	10	20	20
Printing and photocopying	1	—	10	6
Storage fees	2	66	4	82
Other	16	19	45	42
Total operating expenses	578	987	902	1,472
Net (loss) income	$(58)	$(66)	$152	$231

Net (loss) income:
Managing Member	$—	$—	$181	$266
Other Members	(58)	(66)	(29)	(35)
	$(58)	$(66)	$152	$231

Net (loss) income per Limited Liability Company Unit (Other Members)	$—	$—	$—	$—
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except for units and per unit data)

(Unaudited)

	Three Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2019	13,971,486	$4,716	$—	$4,716
Net loss	—	(58)	—	(58)
Balance at end of June 30, 2019	13,971,486	$4,658	$—	$4,658

	Six Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	13,971,486	$6,923	$—	$6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,236)	—	(2,236)
Distributions to Managing Member	—	—	(181)	(181)
Net (loss) income	—	(29)	181	152
Balance June 30, 2019 (Unaudited)	13,971,486	$4,658	$—	$4,658

	Three Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2018	13,971,486	6,524	$—	$6,524
Net loss	—	(66)	—	(66)
Balance at end of June 30, 2018	13,971,486	$6,458	$—	$6,458

	Six Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	13,971,486	$9,776	$—	$9,776
Distributions to Other Members ($0.24 per Unit)	—	(3,283)	—	(3,283)
Distributions to Managing Member	—	—	(266)	(266)
Net (loss) income	—	(35)	266	231
Balance at end of June 30, 2018	13,971,486	$6,458	$—	$6,458

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(58)	$(66)	$152	$231
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of equipment under operating leases	44	(297)	7	(441)
Depreciation of operating lease assets	48	143	70	333
Amortization of initial direct costs	—	—	1	1
Impairment losses on equipment	281	459	281	459
Provision for credit losses	61	66	31	61
Impairment losses on investment in securities	—	—	11	—
Changes in operating assets and liabilities:
Accounts receivable	(33)	41	(25)	(25)
Due from Managing Member and affiliates	(18)	—	(15)	—
Prepaid expenses and other assets	7	11	19	20
Accounts payable, Managing Member and affiliates	(67)	(59)	—	(33)
Accounts payable, other	170	(68)	165	(184)
Unearned operating lease income	(4)	(22)	(4)	(18)
Net cash provided by operating activities	431	208	693	404

Investing activities:
Principal payments received on direct financing leases	3	—	3	—
Proceeds from sales of equipment under operating leases	263	369	304	560
Net cash provided by investing activities	266	369	307	560

Financing activities:
Repayments under non-recourse debt	—	—	—	(83)
Distributions to Other Members	—	—	(2,236)	(3,283)
Distributions to Managing Member	—	—	(181)	(266)
Net cash used in financing activities	—	—	(2,417)	(3,632)

Net increase / (decrease) in cash and cash equivalents	697	577	(1,417)	(2,668)
Cash and cash equivalents at beginning of period	763	790	2,877	4,035
Cash and cash equivalents at end of period	$1,460	$1,367	$1,460	$1,367

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$13	$12	$44	$16

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2019. As of June 30, 2019,  13,971,486 Units remain issued and outstanding.

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

2.    Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and six months ended June 30, 2019 and 2018, and long-lived tangible assets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Six months ended June 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$1,026	97%	$1,645	97%
Canada	28	3%	58	3%
Total	$1,054	100%	$1,703	100%

	Three months ended June 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$510	98%	$881	96%
Canada	10	2%	40	4%
Total	$520	100%	$921	100%

	As of June, 30		As of December, 31
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$4,125	98%	$4,793	98%
Canada	91	2%	91	2%
Total	$4,216	100%	$4,884	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company`s results of operations. The Company`s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.  The investment in securities balance was $44 thousand and $55 thousand as of June 30, 2019 and December 31, 2018.  Impairment losses on investment securities totaled $11 thousand for the three and six months ended June 30, 2019.  There were no impairment losses recorded during the three and six months ended June 30, 2018.  There were no impaired securities or observable price changes at June 30, 2019 and December 31, 2018.  There were no investment securities purchased, sold or disposed of during the three and six months ended June 30, 2019 and 2018.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net (loss) income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

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

(Unaudited)

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

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three and six months ended June 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Company’s note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.    Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts
Receivable
Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2017	$16
Provision for credit losses	85
Balance December 31, 2018	101
Provision for credit losses	31
Balance June 30, 2019	$132

4.    Equipment under operating leases, net:

The Company’s  equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	June 30,
	2018	and Impairment Losses	of Leases	2019
Equipment under operating leases, net	$3,689	$(887)	$(70)	$2,732
Assets held for sale or lease, net	1,188	304	(14)	1,478
Initial direct costs, net of accumulated amortization of $4 thousand at June 30, 2019 and $3 at December 31, 2018	7	—	(1)	6
Total	$4,884	$(583)	$(85)	$4,216

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As a result of these reviews, management determined that impairment losses existed; the Company recorded $281 thousand of impairment losses to reduce the fair value of certain equipment for both three and six months ended June 30, 2019.    There were $459 thousand of impairment losses recorded on equipment during both the three and six months ended June 30, 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $48 thousand and $143 thousand for the respective three months ended June 30, 2019 and 2018, and was $70 thousand and $333 thousand for the respective six months ended June 30, 2019 and 2018. Initial direct costs amortization expense related to the Company’s operating leases was $0 for the respective three months ended June 30, 2019 and 2018.  The Company recorded initial direct cost amortization of $1 thousand for both of the six months ended June 30, 2019 and 2018.

All of the remaining property on lease was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	June 30,
	2018	Additions	/Dispositions	2019
Transportation, rail	$12,392	$—	$(62)	$12,330
Trucks and Trailers	3,420	—	(3,333)	87
Aircraft	1,988	—	—	1,988
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	157	—	(26)	131
	19,051	—	(3,421)	15,630
Less accumulated depreciation	(15,362)	(70)	2,534	(12,898)
Total	$3,689	$(70)	$(887)	$2,732

The average estimated residual value for assets on operating leases was 9% and 21% of the assets’ original cost at June 30, 2019 and December 31, 2018, respectively. There were no operating leases placed in non-accrual status as of the same dates.

At June 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2019	$286
Year Ending December 31, 2020	410
2021	142
2022	60
2023	12
$910

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2019 and 2018, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$56	$142	$121	$291
Asset management fees to Managing Member and/or affiliates	28	29	52	57
	$84	$171	$173	$348

6.    Commitments:

At June 30, 2019,  there were no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.    Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2019 and December 31, 2018. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three months ended June 30, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions declared	$—	$—	$2,236	$3,283
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.16	$0.24

8.    Fair value measurements:

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets  at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,460	$1,460	$—	$—	$1,460

	Fair Value Measurements at December 31, 2018
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,877	$2,877	$—	$—	$2,877

Impaired lease and/or off-lease equipment (non-recurring)

The following table presents the fair value measurements of impaired off- lease assets at fair value on a non-recurring basis and the level within the hierarchy in which the fair measurements fall at June 30, 2019.  There was no non-recurring impaired lease and/or off lease equipment at December 31, 2018.

		Level 1 Estimated	Level 2 Estimated	Level 3 Estimated
	June 30, 2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$264	$-	$-	$264

The following table summarizes the valuation techniques and significant unobservable imputes used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2019 and 2018.

June 30, 2019
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Impaired off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes – per equipment	(total of $264,000)
			Equipment Condition	Poor to Average

June 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs
Impaired off-lease Equipment	Non-recurring	Market Approach	Off Lease equipment was sold for
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

Results of Operations

The Fund had a net loss of $58 thousand and net income of $152 thousand for the respective three and six month periods ended June 30, 2019.

Total revenues were $520 thousand for the quarter and $1.1 million for the year to date.  The main drivers of such revenues were from operating lease rents, warrants held in the portfolio and loss on sales of lease assets.  Operating lease rents for the quarter were $447 thousand and $943 thousand for the year to date period.  This trend is somewhat indicative of a fund in its liquidating stage where lease assets are sold as lease commitments end.  In this regard, losses on sales of lease assets were $44 thousand and $7 thousand for the respective three and six month periods ended June 30, 2019.

Total operating expenses were $578 thousand for the quarter and $902 thousand for the year to date.  The main drivers of such net operating expense decreases were from depreciation of operating lease assets, impairment losses on equipment, cost reimbursement to managing member and affiliates, and storage fees paid during current year to date; offset, in part, by $40 thousand quarterly and $146 thousand year to date increases in franchise fees and taxes.

Depreciation of operating lease assets for the quarter was $48 thousand and $70 thousand for the year to date period, and decreased by $95 thousand and $263 thousand for the respective three and six months ended in June 30, 2019.  This declining trend of depreciation is consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.

There were $281 thousand of impairment losses on equipment during the three and six months ended June 30, 2019.

Cost reimbursements to managing member and/or affiliates of $56 thousand and $121 thousand for the respective three and six month periods ended June 30, 2019. The year to date cost reimbursements decrease by $170 thousand reflective of refinements of baseline allocations of common costs among the fund and its affiliates.

The provision for credit losses was $61 thousand and $31 thousand for the three months and six months ended June 30, 2019, these amounts represent the past due invoices greater than ninety days at June 30, 2019.

Expense amounts also reflected professional fees of $40 thousand and $117 thousand, and outside services of $20 thousand and $50 thousand for the respective three and six months ended June 30, 2019; and, represent direct Fund specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such expenses include costs attributable to its annual/quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC.

Cash balances increased by $697 thousand for the quarter and decreased by $1.4 million for the year to date period.  This was mainly the result of the annual distribution to the other members, aforementioned items of net (loss) income, depreciation of operating lease assets, and loss on sales of lease assets, offset in part, by the proceeds from sales of lease assets of $263 thousand and $305 thousand during the respective quarter and year to date periods.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2019

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