Form 10-Q
period 2019-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2019-11-14
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,717	$2,877
Accounts receivable, net	76	96
Due from Managing Member and affiliates	—	15
Investment in securities	44	55
Equipment under operating leases, net	3,904	4,884
Prepaid expenses and other assets	108	109
Total assets	$5,849	$8,036

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member	$13	$—
Other	1,138	1,095
Deposits due lessees	1	1
Unearned operating lease income	19	17
Total liabilities	1,171	1,113

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,678	6,923
Total Members’ capital	4,678	6,923
Total liabilities and Members’ capital	$5,849	$8,036

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$312	$603	$1,255	$1,847
Gain (loss) on sales of equipment under operating leases	47	(304)	40	137
Other	—	1	118	19
Total revenues	359	300	1,413	2,003

Expenses:
Depreciation of operating lease assets	47	125	117	458
Asset management fees to Managing Member and/or affiliates	22	23	74	80
Costs reimbursed to Managing Member and/or affiliates	40	39	161	330
Amortization of initial direct costs	2	1	3	2
Impairment losses on equipment	—	—	281	459
Railcar maintenance	26	44	88	120
Provision for (reversal of) credit losses	27	(21)	58	40
Impairment losses on investment in securities	—	—	11	—
Professional fees	38	13	155	106
Franchise fees and taxes	5	8	32	(111)
Outside services	33	32	83	102
Insurance	7	11	27	31
Printing and photocopying	6	6	16	12
Storage fees	67	8	71	90
Other	19	31	65	73
Total operating expenses	339	320	1,242	1,792
Other expense, net	—	(1)	—	(1)
Net income (loss)	$20	$(21)	$171	$210

Net income (loss):
Managing Member	$—	$—	$181	$266
Other Members	20	(21)	(10)	(56)
	$20	$(21)	$171	$210

Net income (loss) per Limited Liability Company Unit (Other Members)	$—	$—	$—	$—
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	13,971,486	$4,658	$—	$4,658
Net income	—	20	—	20
Balance September 30, 2019	13,971,486	$4,678	$—	$4,678

	Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	13,971,486	$6,923	$—	$6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,235)	—	(2,235)
Distributions to Managing Member	—	—	(181)	(181)
Net (loss) income	—	(10)	181	171
Balance September 30, 2019	13,971,486	$4,678	$—	$4,678

	Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	13,971,486	6,457	$—	$6,457
Net loss	—	(21)	—	(21)
Balance September 30, 2018	13,971,486	$6,436	$—	$6,436

	Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	13,971,486	$9,776	$—	$9,776
Distributions to Other Members ($0.24 per Unit)	—	(3,284)	—	(3,284)
Distributions to Managing Member	—	—	(266)	(266)
Net (loss) income	—	(56)	266	210
Balance September 30, 2018	13,971,486	$6,436	$—	$6,436

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net income (loss)	$20	$(21)	$171	$210
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
(Gain) loss on sales of equipment under operating leases	(47)	304	(40)	(137)
Depreciation of operating lease assets	47	125	117	458
Amortization of initial direct costs	2	1	3	2
Impairment losses on equipment	—	—	281	459
Provision for (reversal of) credit losses	27	(21)	58	40
Impairment losses on investment in securities	—	—	11	—
Changes in operating assets and liabilities:
Accounts receivable	(13)	(25)	(38)	(50)
Due from Managing Member and affiliates	30	(112)	15	(112)
Prepaid expenses and other assets	(18)	(19)	1	1
Due to Managing Member and affiliates	13	70	13	37
Other accounts payable and accruals	(121)	(17)	43	(200)
Unearned operating lease income	6	20	2	2
Net cash (used in) provided by operating activities	(54)	305	637	710

Investing activities:
Principal payments received on direct financing leases	—	—	3	—
Proceeds from sales of equipment under operating leases	311	511	616	1,071
Net cash provided by investing activities	311	511	619	1,071

Financing activities:
Repayments under non-recourse debt	—	—	—	(83)
Distributions to Other Members	—	—	(2,235)	(3,284)
Distributions to Managing Member	—	—	(181)	(266)
Net cash used in financing activities	—	—	(2,416)	(3,633)

Net increase (decrease) in cash and cash equivalents	257	816	(1,160)	(1,852)
Cash and cash equivalents at beginning of period	1,460	1,367	2,877	4,035
Cash and cash equivalents at end of period	$1,717	$2,183	$1,717	$2,183

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$44	$17

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

As of March 11, 2005, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2019. As of September 30, 2019,  13,971,486 Units remain issued and outstanding.

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

2.    Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and nine months ended September 30, 2019 and 2018, and long-lived tangible assets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Nine months ended September 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$1,369	97%	$1,945	97%
Canada	44	3%	58	3%
Total	$1,413	100%	$2,003	100%

	Three Months Ended September 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$343	96%	$300	100%
Canada	16	4%	—	-%
Total	$359	100%	$300	100%

	As of September 30,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$3,813	98%	$4,793	98%
Canada	91	2%	91	2%
Total	$3,904	100%	$4,884	100%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company`s results of operations. The Company`s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.  The investment in securities balance was $44 thousand and $55 thousand as of September 30, 2019 and December 31, 2018, respectively.  Impairment losses on investment securities totaled $11 thousand for the nine months ended September 30, 2019, all of which were recorded during the first quarter. There were no impairment losses on investment securities during the three and nine months ended September 30, 2018. Also, there were no observable price changes for the three and nine months ended September 30, 2019 and 2018.  In addition, there were no investment securities purchased, sold or disposed for the three and nine months ended September 30, 2019 and 2018.

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

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact on the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three and nine months ended September 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on CECL, leases and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

3.    Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts
Receivable
Allowance for
Doubtful Accounts
Operating Leases
Beginning Balance December 31, 2017	$16
Provision for credit losses	40
Ending Balance September 30, 2018	$56

Beginning Balance December 31, 2018	$101
Provision for credit losses	58
Ending Balance September 30, 2019	$159

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.    Equipment under operating leases, net:

The Company’s  equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	September 30,
	2018	and Impairment Losses	of Leases	2019
Equipment under operating leases, net	$3,689	$(894)	$(117)	$2,678
Assets held for sale or lease, net	1,188	34	—	1,222
Initial direct costs, net of accumulated amortization of $6 thousand at September 30, 2019 and $3 at December 31, 2018	7	—	(3)	4
Total	$4,884	$(860)	$(120)	$3,904

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

As a result of these reviews, management determined that impairment losses existed; the Company recorded $281 thousand and $459 thousand of impairment losses to reduce the fair value of certain equipment for the respective nine months ended September 30, 2019 and 2018, all of which were recorded during the second quarters of 2019 and 2018, respectively.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $47 thousand and $125 thousand for the respective three months ended September 30, 2019 and 2018, and was $117 thousand and $458 thousand for the respective nine months ended September 30, 2019 and 2018.   The Company recorded $2 thousand and $1 thousand of IDC amortization for the respective three months ended September 30, 2019 and 2018, and $3 thousand and $2 thousand for the respective nine months ended September 30, 2019 and 2018.

All of the remaining property on lease was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	September 30,
	2018	Additions	/Dispositions	2019
Transportation, rail	$12,392	$—	$(158)	$12,234
Trucks and Trailers	3,420	—	(3,335)	85
Aircraft	1,988	—	—	1,988
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	157	—	(25)	132
	19,051	—	(3,518)	15,533
Less accumulated depreciation	(15,362)	(117)	2,624	(12,855)
Total	$3,689	$(117)	$(894)	$2,678

The average estimated residual value for assets on operating leases was 17% and 21% of the assets’ original cost at September 30, 2019 and December 31, 2018, respectively. There were no operating leases placed in non-accrual status as of the same dates.

At September 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2019	$167
Year Ending December 31, 2020	504
2021	201
2022	71
2023	12
$955

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aircraft	20 - 30
Manufacturing	10 - 15
Petro/natural gas	10 - 15
Materials handling	7 - 10
Transportation, other	7 - 10

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

The Fund’s Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2019 and 2018, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$40	$39	$161	$330
Asset management fees to Managing Member and/or affiliates	22	23	74	80
	$62	$62	$235	$410

6.    Commitments:

At September 30, 2019,  there were no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.    Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2019 and December 31, 2018. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

Distributions to the Other Members for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions declared	$—	$—	$2,235	$3,284
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.16	$0.24

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets  at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,717	$1,717	$—	$—	$1,717

	Fair Value Measurements at December 31, 2018
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,877	$2,877	$—	$—	$2,877

Impaired lease and/or off-lease equipment (non-recurring)

The following table presents the fair value measurements of impaired off- lease assets at fair value on a non-recurring basis and the level within the hierarchy in which the fair measurements fall at September 30, 2019 (in thousands):

		Level 1 Estimated	Level 2 Estimated	Level 3 Estimated
	September 30, 2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$8	$—	$—	$8

There was no non-recurring impaired lease and/or off lease equipment at December 31, 2018, as all equipment deemed impaired were disposed in July 2018.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2019 and December 31, 2018.

September 30, 2019
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Impaired off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes – per equipment	(total of $8,000)
			Equipment Condition	Poor to Average

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

Results of Operations

The Fund had net income of $20 thousand and $171 thousand for the respective three and nine month periods ended September 30, 2019.

Total revenues were $359 thousand for the quarter and $1.4 million for the year to date. Such revenues were from operating lease rents, gains on sales of lease assets and a termination settlement in favor of the fund recorded as other income during the second quarter. Operating lease rents for the quarter were $312 thousand and $1.3 million for the year to date period; the gains on sales of operating leases was $47 thousand for current quarter and $40 thousand for the year to date ended September 30, 2019. Compared to prior periods, revenues have been declining consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.

Total operating expenses were $339 thousand for the quarter and $1.2 million for the year to date. The main components of operating expense were impairment losses on equipment, depreciation of operating lease assets, railcar maintenance fees, cost reimbursements to Managing Member and affiliates, outside services and professional fees.

Depreciation of operating lease assets for the quarter was $47 thousand and $117 thousand for the year to date period.  Compared to prior periods, depreciation has been declining consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end. There was $281 thousand in impairment losses on equipment for the year to date period ended September 30, 2019.  All of such impairment was recognized during the second quarter, and there was no impairment loss for current quarter.

Cost reimbursements to Managing Member and/or affiliates were $40 thousand and $161 thousand for the respective three and nine month periods ended September 30, 2019.  Similar to the decline in depreciation expense, the cost reimbursements have been declining consistent with a fund in late stage liquidation, and the adjustments of baseline allocations of common costs among the fund and its affiliates.

The provision for credit losses was $27 thousand and $58 thousand for the respective three and nine months ended September 30, 2019, these amounts represent incremental period charges for past due invoices greater than ninety days at September 30, 2019.

Expense amounts reflected as professional fees of $38 thousand and $155 thousand, and outside services of $33 thousand and $83 thousand for the respective quarter end and year to date periods were incurred for direct fund specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs include costs attributable to the Company’s annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the Securities and Exchange Commission.

Cash balances increased during the current quarter by $257 thousand and decreased by $1.2 million for the year to date period.  This was mainly the result of the annual distribution to the Other Members, aforementioned items of net income (loss), depreciation of operating lease assets augmented by the proceeds capitalize from sales of lease assets of $311 thousand and $616 thousand during the respective quarter and year to date periods.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019, there were no commitments to purchase lease assets.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s critical accounting policies since December 31, 2018 except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2019

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