Form 10-K
period 2019-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2020-03-26
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2019

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b‑2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2020 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated March 12, 2003, filed pursuant to Rule 424(b) (Commission File No. 333‑100452) is hereby incorporated by reference into Part IV hereof.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2019. As of December 31, 2019, 13,971,486 Units remain issued and outstanding.

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

The Company also incurred long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expected that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate, and sought to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. All of such securitized borrowings were repaid in full.

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

The Company had only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2019, the Company had purchased equipment with a total acquisition price of $193.8 million. The Company had also funded investments in notes receivable totaling $18.4 million through December 31, 2019.

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

For further information refer to the financial statements and footnotes.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2019 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price	Percentage of
Asset Types	Excluding Acquisition Fees	Total Acquisitions
Materials handling	$49,467	25.52%
Transportation, other	37,956	19.58%
Transportation, rail	32,123	16.57%
Mining equipment	30,020	15.49%
Manufacturing	15,946	8.23%
Construction	13,059	6.74%
Logging and lumber	4,728	2.44%
Petro/natural gas	2,446	1.26%
Other	8,068	4.17%
	$193,813	100.00%

	Purchase Price	Percentage of
Industry of Lessee	Excluding Acquisition Fees	Total Acquisitions
Mining	$38,670	19.95%
Transportation, other	25,019	12.91%
Manufacturing	20,502	10.58%
Transportation, rail	16,809	8.67%
Paper products	13,570	7.00%
Wholesale	12,887	6.65%
Retail	12,650	6.53%
Wood/Lumber products	12,331	6.36%
Health services	11,474	5.92%
Minerals/Metal products	7,200	3.71%
Food products	6,129	3.16%
Industrial machinery	6,020	3.11%
Construction	5,368	2.77%
Other	5,184	2.68%
	$193,813	100.00%

From inception to December 31, 2019, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Materials handling	$50,006	$10,578	$56,880
Transportation, other	35,976	5,660	40,494
Mining equipment	30,019	7,229	47,260
Manufacturing	16,158	3,950	18,354
Construction	12,751	5,087	14,016
Transportation, rail	15,142	4,544	16,014
Logging and lumber	4,728	2,032	5,216
Petro/natural gas	1,976	290	2,882
Other	6,888	1,896	6,917
	$173,644	$41,266	$208,033

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets are expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term. For further information regarding the Company’s equipment lease portfolio as of December 31, 2019 and 2018, see Note 4 to the financial statements, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company has financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2019 and the industries to which the assets have been financed (dollars in thousands):

	Amount
	Financed
	Excluding	Percentage of
Asset Types	Acquisition Fees	Total Funding
Computers	$8,423	45.87%
Aviation	2,680	14.60%
Storage facility	2,503	13.63%
Manufacturing	950	5.17%
Furniture/Fixtures	499	2.72%
Research	182	1.00%
Other	3,124	17.01%
	$18,361	100.00%

	Amount
	Financed
	Excluding	Percentage of
Industry of Borrower	Acquisition Fees	Total Funding
Business services	$5,138	27.98%
Communications	3,472	18.90%
Manufacturing	3,086	16.80%
Health services	2,708	14.75%
Air transportation	2,680	14.60%
Electronics	778	4.24%
Other	499	2.73%
	$18,361	100.00%

From inception to December 31, 2019, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

	Amount
	Financed	Early Termination
	Excluding	of Notes	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$8,423	$2,182	$7,121
Aviation	2,680	1,360	3,863
Storage facility	2,503	—	3,623
Manufacturing	950	19	1,233
Furniture/Fixtures	499	82	493
Research	182	—	210
Other	3,124	897	2,667
	$18,361	$4,540	$19,210

The Company had no notes receivable as of December 31, 2019 and 2018.

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

Holders

As of December 31, 2019, a total of 3,365 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described under “Methodologies” above, as of December 31, 2019.

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

B.

Equipment under Operating Leases (net of fees and expenses): The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

•	management fees applicable for the Fund (3.75% of revenue)
•	carried interest applicable for the Fund (7.5% of distributions)
•	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2019.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND X, LLC at December 31, 2019 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $0.58. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND X, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND X, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The Company made distributions to Other Members at a rate of $0.16 per Unit in 2019 and $0.24 per Unit in 2018. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2019	2018
Net income per Unit, based on weighted average Units outstanding	$0.09	$0.03
Return of investment	0.07	0.21
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.16	0.24
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.16	$0.24

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

Results of Operations

The Company’s objective has been to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment acquisition transactions have been acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ended six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the current ongoing liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2005 through 2011. The utilization percentages of existing assets under lease were 84% and 85% as of December 31, 2019 and 2018, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital considering the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above. (See Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

The Fund had net income of $1.5 million and $697 thousand for the years ended December 31, 2019 and 2018, respectively. The net results for 2019 reflected an increase in total revenues and a decrease in total operating expenses when compared to the prior year.

Revenues

Total revenues increased by $55 thousand, or 2%, as compared to prior year. The growth in total revenues was largely due to an increase in other revenues offset, in part, by decreases in operating lease revenues and gain on sales of lease assets.

Other revenues increased by $1.1 million due to a lease settlement related to a previously terminated lease. Partially offsetting such increase in revenues was a $673 thousand decline in operating lease revenues resulting from lease terminations and sales of assets, and a $374 thousand reduction in gain on sales of equipment resulting from a change in the mix of assets sold.

Expenses

Total expenses decreased by $710 thousand, or 34%, as compared to prior year. The decline in total expenses was primarily due to reductions in depreciation expense, costs reimbursed to the Managing Member, and impairment losses on equipment. Such decreases were partially offset by an increase in franchise fees and taxes.

Depreciation expense declined by $392 thousand primarily due to lease terminations and sales of lease assets. Costs reimbursed to the Managing Member declined by $201 thousand primarily due to the adjustment of baseline allocations of common costs among the Fund and its affiliates. Such decrease in allocated costs is consistent with a fund in its liquidation stage. In addition, impairment losses recorded on equipment declined by $178 thousand as the market value of the Fund’s equipment was more in line with anticipated values.

Partially offsetting such decreases in expenses was a $140 thousand increase in franchise taxes as the prior year amount included reversals of accrued taxes totaling $106 thousand. Such reversals were primarily due to a lower actual tax liability.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2019	2018
Net cash provided by (used in):
Operating activities	$798	$986
Investing activities	782	1,489
Financing activities	(2,416)	(3,633)
Net decrease in cash and cash equivalents	$(836)	$(1,158)

The Fund’s cash and cash equivalents totaled $2.0 million and $2.9 million at December 31, 2019 and 2018, respectively. This decrease was mainly the result of the annual distribution to the Other Members, aforementioned items of net income, depreciation of operating lease assets augmented by the proceeds from sales of lease assets of year to date periods.

During 2019, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $782 thousand of proceeds from sales or dispositions of equipment during the current year.

Cash was primarily used to pay distributions to both the Other Members and the Managing Member.  Total distributions paid to Members were $2.4 million for the year ended December 31, 2019.  In addition, cash was used to pay management fees and expenses, and other payables during the year ended December 31, 2019.

Non-Recourse Long-Term Debt

As of December 31, 2019 and 2018, the Company had no non-recourse long-term debt.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund X, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”) as of December 31, 2019 and 2018, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2020

We have served as the Company’s auditor since 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In Thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$2,041	$2,877
Accounts receivable, net	81	96
Due from affiliates	—	15
Investment in securities	44	55
Equipment under operating leases, net	3,792	4,884
Prepaid expenses and other assets	104	109
Total assets	$6,062	$8,036

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member	$17	$—
Other	58	1,095
Deposits due lessees	1	1
Unearned operating lease income	17	17
Total liabilities	93	1,113

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	5,969	6,923
Total Members’ capital	5,969	6,923
Total liabilities and Members’ capital	$6,062	$8,036

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

	2019	2018
Revenues:
Leasing activities:
Operating leases	$1,585	$2,343
Gain on sales of equipment under operating leases	107	481
Other	1,126	24
Total revenues	2,818	2,848

Expenses:
Depreciation of operating lease assets	130	522
Asset management fees to Managing Member and/or affiliates	87	130
Costs reimbursed to Managing Member and/or affiliates	195	396
Amortization of initial direct costs	3	2
Impairment losses on equipment	281	459
Railcar maintenance	112	149
Provision for credit losses	—	85
Impairment losses on investment in securities	11	—
Professional fees	179	115
Franchise fees and taxes	34	(106)
Outside services	113	144
Insurance	34	41
Storage fees	73	92
Other	104	122
Total operating expenses	1,356	2,151
Net income	$1,462	$697

Net income:
Managing Member	$181	$266
Other Members	1,281	431
	$1,462	$697

Net income per Limited Liability Company Unit (Other Members)	$0.09	$0.03
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	13,971,486	$9,776	$—	$9,776
Distributions to Other Members ($0.24 per Unit)	—	(3,284)	—	(3,284)
Distributions to Managing Member	—	—	(266)	(266)
Net income	—	431	266	697
Balance December 31, 2018	13,971,486	6,923	$—	6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,235)	—	(2,235)
Distributions to Managing Member	—	—	(181)	(181)
Net income	—	1,281	181	1,462
Balance December 31, 2019	13,971,486	$5,969	$—	$5,969

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
Operating activities:
Net income	$1,462	$697
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(107)	(481)
Depreciation of operating lease assets	130	522
Amortization of initial direct costs	3	2
Impairment losses on equipment	281	459
Provision for credit losses	89	85
Impairment losses on investment in securities	11	—
Changes in operating assets and liabilities:
Accounts receivable	(74)	(25)
Due from affiliates	15	(15)
Prepaid expenses and other assets	8	9
Due to Managing Member and affiliates	17	(49)
Other accounts payable and accruals	(1,037)	(172)
Deposits due lessees	—	(5)
Unearned operating lease income	—	(41)
Net cash provided by operating activities	798	986

Investing activities:
Payments of initial direct costs	—	(5)
Proceeds from sales of equipment under operating leases	782	1,494
Net cash provided by investing activities	782	1,489

Financing activities:
Repayments under non-recourse debt	—	(83)
Distributions to Other Members	(2,235)	(3,284)
Distributions to Managing Member	(181)	(266)
Net cash used in financing activities	(2,416)	(3,633)

Net decrease in cash and cash equivalents	(836)	(1,158)
Cash and cash equivalents at beginning of year	2,877	4,035
Cash and cash equivalents at end of year	$2,041	$2,877

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$44	$16

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2019. As of December 31, 2019,  13,971,486 Units remain issued and outstanding.

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

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2019 and 2018, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements other than those disclosed in Note 11, Subsequent Events.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Company’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2019 and 2018, and long-lived tangible assets as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	For the Year ended December 31,
	2019	% of Total	2018	% of Total
Revenue
United States	$2,774	98%	$2,773	97%
Canada	44	2%	75	3%
Total	$2,818	100%	$2,848	100%

	As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$3,701	98%	$4,793	98%
Canada	91	2%	91	2%
Total	$3,792	100%	$4,884	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the years ended December 31, 2019 and 2018, all foreign currency transaction gains and losses were nominal in value.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company's investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Impairment losses on investment securities totaled $11 thousand for the year ended December 31, 2019. There was no such loss during 2018.   Also, there were no investment securities sold or disposed of during the years ended December 31, 2019 and 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company had no warrants in 2019 and 2018.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2019, the related provision for state income taxes was $34 thousand.  For the year ended December 31, 2018, the Company received income tax credit adjustments totaling $106 thousand. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2019 and 2018 (in thousands):

	2019	2018
Financial statement basis of net assets	$5,969	$6,923
Tax basis of net assets (unaudited)	20,853	20,622
Difference	$(14,884)	$(13,699)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net income per financial statements	$1,462	$697
Tax adjustments (unaudited):
Adjustment to depreciation expense	131	(314)
Provision for losses and doubtful accounts	89	(85)
Adjustments to revenues / other expenses	—	(41)
Adjustments to gain on sales of assets	674	1,013
Other	292	(459)
Income per federal tax return (unaudited)	$2,648	$811

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update 2016‑02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective and adopted as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the year ended December 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

In June 2016, the FASB issued Accounting Standards Update 2016‑13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016‑13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating lease, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on current expected credit losses (CECL), and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

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

As of December 31, 2019, and 2018,  concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries were as follows:

	Percentage of Total
Industry	Equipment Cost
	2019	2018
Transportation	38%	35%
Wholesale	42%	34%

During 2019 and 2018, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2019	2018
MRXX-Interstate Commodities	Transportation, rail	20%	16%
Aircraft Service International	Aviation	16%	12%
Interstate Commodities	Transportation, rail	*	15%
Wal-Mart Transportation, LLC	Transportation, other	*	10%

*Less than 10%

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	December 31,
	2018	and Impairment Losses	of Leases	2019
Equipment under operating leases, net	$3,689	$(967)	$(130)	$2,592
Assets held for sale or lease, net	1,188	8	—	1,196
Initial direct costs, net of accumulated amortization of $6 thousand and $3 thousand at December 31, 2019 and 2018, respectively	7	—	(3)	4
Total	$4,884	$(959)	$(133)	$3,792

During the respective years ended December 31, 2019 and 2018, the Company recorded $281 thousand and $459 thousand of impairment losses to reduce the fair value of certain equipment.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $130 thousand and $522 thousand for 2019 and 2018, respectively. IDC amortization expense related to operating leases totaled $3 thousand and $2 thousand for 2019 and 2018, respectively.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of December 31, 2019 and 2018, there were no lease contracts placed in non-accrual status. As of the same dates, the Company may have had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	December 31,
	2018	Additions	/Dispositions	2019
Transportation, rail	$12,393	$—	$(243)	$12,150
Trucks and Trailers	3,419	—	(3,336)	83
Aircraft	1,988	—	(256)	1,732
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	157	—	(26)	131
	19,051	—	(3,861)	15,190
Less accumulated depreciation	(15,362)	(130)	2,894	(12,598)
Total	$3,689	$(130)	$(967)	$2,592

The average estimated residual value for assets on operating leases was 17% and 19% of the assets’ original cost at December 31, 2019 and 2018, respectively. There were no operating lease in non-accrual status at December 31, 2019 and 2018.

At December 31, 2019, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Year Ending December 31, 2020	574
2021	273
2022	141
2023	80
2024	49
$1,117

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2019 and 2018, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aircraft	20 - 30
Manufacturing	10 - 15
Petro/natural gas	10 - 15
Materials handling	7 - 10
Transportation, other	7 - 10

5.     Allowance for credit losses:

The Company’s allowance for credit losses totaled $190 thousand and $101 thousand at December 31, 2019 and 2018, respectively. All of such allowance were related to delinquent operating lease receivables. Per ASU 2016-02,  the current year credit loss of $89 thousand is netted against operating lease revenues in the statements of income. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at December 31, 2019 and 2018.

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

During the years ended December 31, 2019 and 2018, AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement were as follows (in thousands):

	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$195	$396
Asset management fees to Managing Member and/or affiliates	87	130
	$282	$526

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2019 and 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7.     Commitments:

At December 31, 2019,  the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

9.     Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2019 and 2018. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2019 and 2018. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2019	2018
Distributions declared	$2,235	$3,284
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.16	$0.24

10.     Fair value measurements:

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

The Company had no warrants at December 31, 2019 and 2018.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Such fair value adjustments utilized the following methodology:

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. At December 31, 2019, the calculated fair value of these investments in securities were deemed nominal.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,041	$2,041	$—	$—	$2,041

	Fair Value Measurements at December 31, 2018
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,877	$2,877	$—	$—	$2,877

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

11.     Subsequent Events:

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a‑15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 69, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 66, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 61, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2019.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2019 and 2018 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2019 and 2018. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2019 and 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2019, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of Beneficial	Percent of
Title of Class	Beneficial Owner	Ownership	Class
Limited Liability	ATEL Capital Group	Initial Limited Liability	0.0004%
Company Units	The Transamerica Pyramid	Company Units
	600 Montgomery Street, 9th Floor	50 Units ($500)
	San Francisco, CA 94111

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2018, the Company incurred audit fees with its principal auditors totaling $108 thousand and $53 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	14
	Balance Sheets at December 31, 2019 and 2018	15
	Statements of Income for the years ended December 31, 2019 and 2018	16
	Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018	17
	Statements of Cash Flows for the years ended December 31, 2019 and 2018	18
	Notes to Financial Statements	19

2.	Financial Statement Schedules

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

(4.1) Description of the Registrant’s Securities pursuant to Section 12 of the Securities Exchange Act of 1934
(14.1) Code of Ethics
(31.1) Certification of Dean L. Cash pursuant to Rules 13a‑14(a)/15d‑14(a)
(31.2) Certification of Paritosh K. Choksi pursuant to Rules 13a‑14(a)/15d‑14(a)
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

Date: March 25,  2020

ATEL Capital Equipment Fund X, LLC

(Registrant)

By:	ATEL Financial Services, LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC, (Managing Member)	March 25, 2020
Dean L. Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 25, 2020
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 25, 2020
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10‑K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.