Form 10-Q
period 2020-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2020-05-15
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2020 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$652	$2,041
Accounts receivable, net	50	81
Investment in securities	44	44
Equipment under operating leases, net	3,744	3,792
Prepaid expenses and other assets	96	104
Total assets	$4,586	$6,062

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and/or affiliates	$33	$17
Other	61	58
Deposits due lessees	1	1
Unearned operating lease income	64	17
Total liabilities	159	93

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,427	5,969
Total Members’ capital	4,427	5,969
Total liabilities and Members’ capital	$4,586	$6,062

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Leasing activities:
Operating leases	$253	$526
Gain on sales of equipment under operating leases	29	37
Other	—	1
Total revenues	282	564

Expenses:
Depreciation of operating lease assets	39	22
Asset management fees to Managing Member and/or affiliates	18	24
Costs reimbursed to Managing Member and/or affiliates	42	65
Amortization of initial direct costs	1	1
Railcar maintenance	24	36
Impairment losses on investment in securities	—	11
Professional fees	54	77
Franchise fees and taxes	11	38
Outside services	12	30
Insurance	7	10
Storage fees	2	2
Other	27	38
Total expenses	237	354
Net income	$45	$210

Net income:
Managing Member	$119	$181
Other Members	(74)	29
	$45	$210

Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$—
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

 (In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	13,971,486	$5,969	$—	$5,969
Distributions to Other Members ($0.11 per Unit)	—	(1,468)	—	(1,468)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(74)	119	45
Balance March 31, 2020	13,971,486	$4,427	$—	$4,427

	Three Months Ended March 31, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	13,971,486	$6,923	$—	$6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,236)	—	(2,236)
Distributions to Managing Member	—	—	(181)	(181)
Net income	—	29	181	210
Balance March 31, 2019	13,971,486	$4,716	$—	$4,716

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

 (In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$45	$210
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(29)	(37)
Depreciation of operating lease assets	39	22
Amortization of initial direct costs	1	1
Provision for (reversal of) credit losses	75	(30)
Impairment losses on investment in securities	—	11
Changes in operating assets and liabilities:
Accounts receivable	(44)	8
Due from affiliates	—	3
Prepaid expenses and other assets	8	12
Accounts payable, Managing Member and affiliates	16	67
Accounts payable, Other	3	(6)
Unearned operating lease income	47	—
Net cash provided by operating activities	161	261

Investing activities:
Proceeds from sales of equipment under operating leases	37	42
Net cash provided by investing activities	37	42

Financing activities:
Distributions to Other Members	(1,468)	(2,236)
Distributions to Managing Member	(119)	(181)
Net cash used in financing activities	(1,587)	(2,417)

Net decrease in cash and cash equivalents	(1,389)	(2,114)
Cash and cash equivalents at beginning of period	2,041	2,877
Cash and cash equivalents at end of period	$652	$763

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$11	$31

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund X, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on August 12, 2002 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The managing member of the Company is ATEL Financial Services, LLC (“AFS” or the “Managing Member), a California limited liability company. The Company may continue until December 31, 2022.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2020. As of March 31, 2020,  13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Company’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Accounts receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases.

Equipment on operating leases and related revenue recognitions:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Codification (“ASC”) 360‑20‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2020 and 2019, and long-lived tangible assets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	% of Total	2019	% of Total
Revenue
United States	$265	94%	$551	98%
Canada	17	6%	13	2%
Total	$282	100%	$564	100%

	As of March 31,		As of December 31,
	2020	% of Total	2019	% of Total
Long-lived assets
United States	$3,653	98%	$3,701	98%
Canada	91	2%	91	2%
Total	$3,744	100%	$3,792	100%

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

The Company’s investment securities totaled $44 thousand at both March 31, 2020 and December 31, 2019.

There were no fair value adjustments on investment securities with readily determinable fair values for the three months ended March 31, 2020 and 2019. Likewise, during the same respective periods, there were no fair value adjustments to investment securities that do not have readily determinable fair values. Cumulatively, the Fund recorded $98 thousand of adjustments to reduce the fair value of such investments based on changes in observable prices. During the three months ended March 31, 2019, the Company recorded $11 thousand of impairment losses on investment securities. There were no impairment losses on investment securities at March 31, 2020.  Also, there were no investment securities sold or disposed of during each of the three months ended March 31, 2020 and 2019.

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

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, and information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new CECL impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Fund adopted ASU 2018-13 on January 1, 2020. Such adoption did not have a  significant impact on the Fund’s financial statements and related disclosure requirements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.     Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2018	$101
Provision for credit losses	(30)
Balance March 31, 2019	$71

Balance December 31, 2019	$190
Provision for credit losses	75
Balance March 31, 2020	$265

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	March 31,
	2019	and Impairment Losses	of Leases	2020
Equipment under operating leases, net	$2,592	$(27)	$(39)	$2,526
Assets held for sale or lease, net	1,196	19	—	1,215
Initial direct costs, net	4	—	(1)	3
Total	$3,792	$(8)	$(40)	$3,744

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $39 thousand and $22 thousand for the three months ended March 31, 2020 and 2019, respectively. IDC amortization expense totaled $1 thousand for each of the three-month periods ended March 31, 2020 and 2019.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of March 31, 2020 and December 31, 2019, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments. No impairment losses existed during the three months ended March 31, 2020 and 2019.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	March 31,
	2019	Additions	/Dispositions	2020
Transportation, rail	$12,150	$—	$(307)	$11,843
Trucks and Trailers	83	—	—	83
Aircraft	1,732	—	—	1,732
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	131	—	(41)	90
Other	—	—	36	36
	15,190	—	(312)	14,878
Less accumulated depreciation	(12,598)	(39)	285	(12,352)
Total	$2,592	$(39)	$(27)	$2,526

The average estimated residual value for assets on operating leases was 14% and 17% of the assets’ original cost at March 31, 2020 and December 31, 2019, respectively. There were no operating leases in non-accrual status at March 31, 2020 and December 31, 2019.

At March 31, 2020, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Nine months Ending December 31, 2020	$589
Year ending December 31, 2021	635
2022	525
2023	100
2024	65
2025	19
Thereafter	43
$1,976

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2020 and December 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

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

During the three months ended March 31, 2020 and 2019, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement,  as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Costs reimbursed to Managing Member and/or affiliates	$42	$65
Asset management fees to Managing Member and/or affiliates	18	24
	$60	$89

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2020 and December 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6.     Commitments:

At March 31, 2020,  the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.     Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2020 and December 31, 2019. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS for the three months ended at March 31, 2020 and 2019. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended
	March 31,
	2020	2019
Distributions declared	$1,468	$2,236
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.11	$0.16

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

Such fair value adjustments utilized the following methodology:

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. At March 31, 2020, the calculated change in fair value of these investments in securities were deemed nominal.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$652	$652	$—	$—	$652

	Fair Value Measurements at December 31, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,041	$2,041	$—	$—	$2,041

9.     Global health emergency:

On January 30, 2020, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Results of Operations

The three months ended March 31, 2020 versus the three months ended March 31, 2019

The Company had net income of $45 thousand and $210 thousand for the three months ended March 31, 2020 and 2019, respectively. The results for the first quarter of 2020 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Total revenues were $282 thousand and $564 thousand for the three months ended March 31, 2020 and 2019, respectively. The $282 thousand, or 50%, decline in revenues was mainly due to a decrease in operating lease revenues.

The decrease in operating lease revenues totaled $273 thousand, and was mostly due to run-off and sales of lease assets. The decline in total revenues is consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.

Total expenses were $237 thousand and $354 thousand for the three months ended March 31, 2020 and 2019, respectively. The $117 thousand, or 33%, net reduction in expenses was primarily due to decreases in franchise fees and taxes, cost reimbursements to the Managing Member and affiliates, professional fees, outside services, and railcar maintenance. Such decreases were partially offset by an increase in depreciation expense.

Franchise fees and taxes declined by $27 thousand largely due to lower actual tax liability. Cost reimbursements paid to the Managing Member and affiliates decreased by $23 thousand due to lower allocated costs. Such decline in allocated costs is consistent with a fund in its liquidating stage and is reflective of consistent baseline allocations of common costs among the Fund and its affiliates. Professional fees declined by $23 thousand due to a decrease in tax services and audit-related fees. Furthermore, outside services was lower by $18 thousand primarily due to a decline in allocated consulting fees; and, railcar maintenance was reduced by $12 thousand due to lower accrued repair and maintenance costs as estimated by a third-party manager.

The aforementioned decreases in expenses were partially offset by a $17 thousand increase in depreciation. Such increase was largely due to the reassessment of residual values assigned to assets on lease renewals.

Capital Resources and Liquidity

At March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $652 thousand and $2.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next nine months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$161	$261
Investing activities	37	42
Financing activities	(1,587)	(2,417)
Net decrease in cash and cash equivalents	$(1,389)	$(2,114)

During the three months ended March 31, 2020 and 2019, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $37 thousand and $42 thousand of proceeds from sales of lease assets for the first quarter of 2020 and 2019, respectively.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Distributions paid totaled $1.6 million and $2.4 million for the respective three months ended March 31, 2020 and 2019. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2020, there were no commitments to purchase lease assets.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the Company’s critical accounting policies since December 31, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15,  2020

ATEL Capital Equipment Fund X, LLC

(Registrant)

By:	ATEL Financial Services, LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)