Form 10-Q
period 2020-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2020-08-14
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020

◻         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files) Yes  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ◻ No 

The number of Limited Liability Company Units outstanding as of July 31, 2020 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$751	$2,041
Accounts receivable, net	55	81
Investment in securities	44	44
Equipment under operating leases, net	3,703	3,792
Prepaid expenses and other assets	87	104
Total assets	$4,640	$6,062

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and/or affiliates	$41	$17
Other	113	58
Deposits due lessees	1	1
Unearned operating lease income	70	17
Total liabilities	225	93

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,415	5,969
Total Members’ capital	4,415	5,969
Total liabilities and Members’ capital	$4,640	$6,062

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Leasing activities:
Operating leases revenues, net	$291	$386	$544	$912
Gain (loss) on sales of equipment under operating leases	3	(44)	32	(7)
Other revenue	—	117	—	118
Total revenues	294	459	576	1,023

Expenses:
Depreciation of operating lease assets	39	48	78	70
Asset management fees to Managing Member and/or affiliates	17	28	35	52
Costs reimbursed to Managing Member and/or affiliates	40	56	82	121
Amortization of initial direct costs	—	—	1	1
Impairment losses on equipment	—	281	—	281
Railcar maintenance	32	26	56	62
Impairment losses on investment in securities	—	—	—	11
Professional fees	59	40	113	117
Franchise fees and taxes	(6)	(11)	5	27
Outside services	21	20	33	50
Insurance	9	10	16	20
Storage fees	66	2	68	4
Other expenses	29	17	57	55
Total expenses	306	517	544	871
Net (loss) income	$(12)	$(58)	$32	$152

Net (loss) income:
Managing Member	$—	$—	$119	$181
Other Members	(12)	(58)	(87)	(29)
	$(12)	$(58)	$32	$152

Net loss per Limited Liability Company Unit (Other Members)	$—	$—	$(0.01)	$—
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	13,971,486	$4,427	$—	$4,427
Net loss	—	(12)	—	(12)
Balance June 30, 2020	13,971,486	$4,415	$—	$4,415

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	13,971,486	$5,969	$—	$5,969
Distributions to Other Members ($0.11 per Unit)	—	(1,467)	—	(1,467)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(87)	119	32
Balance June 30, 2020	13,971,486	$4,415	$—	$4,415

	Three Months Ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2019	13,971,486	$4,716	$—	$4,716
Net loss	—	(58)	—	(58)
Balance June 30, 2019	13,971,486	$4,658	$—	$4,658

	Six Months Ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	13,971,486	$6,923	$—	$6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,236)	—	(2,236)
Distributions to Managing Member	—	—	(181)	(181)
Net (loss) income	—	(29)	181	152
Balance June 30, 2019	13,971,486	$4,658	$—	$4,658

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income	$32	$152
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of equipment under operating leases	(32)	7
Depreciation of operating lease assets	78	70
Amortization of initial direct costs	1	1
Impairment losses on equipment	—	281
Provision for credit losses	94	31
Impairment losses on investment in securities	—	11
Changes in operating assets and liabilities:
Accounts receivable	(68)	(25)
Due from affiliates	—	(15)
Prepaid expenses and other assets	17	19
Accounts payable, Managing Member and affiliates	24	—
Accounts payable, Other	55	165
Unearned operating lease income	53	(4)
Net cash provided by operating activities	254	693

Investing activities:
Principal payments received on direct financing leases	—	3
Proceeds from sales of equipment under operating leases	42	304
Net cash provided by investing activities	42	307

Financing activities:
Distributions to Other Members	(1,467)	(2,236)
Distributions to Managing Member	(119)	(181)
Net cash used in financing activities	(1,586)	(2,417)

Net decrease in cash and cash equivalents	(1,290)	(1,417)
Cash and cash equivalents at beginning of period	2,041	2,877
Cash and cash equivalents at end of period	$751	$1,460

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$13	$44

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2020. As of June 30, 2020, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognitions:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Codification (“ASC”) 360-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and six months ended June 30, 2020 and 2019, and long-lived tangible assets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	% of Total	2019	% of Total
Revenue
United States	$277	94%	$449	98%
Canada	17	6%	10	2%
Total	$294	100%	$459	100%

	Six Months Ended June 30,
	2020	% of Total	2019	% of Total
Revenue
United States	$542	94%	$995	97%
Canada	34	6%	28	3%
Total	$576	100%	$1,023	100%

	As of June 30,		As of December 31,
	2020	% of Total	2019	% of Total
Long-lived assets
United States	$3,612	98%	$3,701	98%
Canada	91	2%	91	2%
Total	$3,703	100%	$3,792	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company's investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company’s investment securities totaled $44 thousand at both June 30, 2020 and December 31, 2019. There were minimal fair value adjustments on investment securities with readily determinable fair values for the three and six months ended June 30, 2020 and 2019. Likewise, during the same respective periods, there were no fair value adjustments to investment securities that do not have readily determinable fair values. Cumulatively, the Fund recorded $98 thousand of adjustments to reduce the fair value of such investments based on changes in observable prices. Impairment losses on investment securities totaled $11 thousand for the six months ended June 30, 2019, all of which were recorded during the first quarter of 2019. There were no such losses during the three and six months ended June 30, 2020. Also, there were no investment securities sold or disposed of during each of the three and six months ended June 30, 2020 and 2019.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Fair value:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three and six levels of inputs within the fair value hierarchy are defined as follows:

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.     Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2018	$101
Provision for credit losses	31
Balance June 30, 2019	$132

Balance December 31, 2019	$190
Provision for credit losses	94
Balance June 30, 2020	$284

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	June 30,
	2019	and Impairment Losses	of Leases	2020
Equipment under operating leases, net	$2,592	$(33)	$(78)	$2,481
Assets held for sale or lease, net	1,196	22	—	1,218
Initial direct costs, net	4	1	(1)	4
Total	$3,792	$(10)	$(79)	$3,703

The Company recorded $281 thousand of impairment losses to reduce the fair value of certain equipment for both three and six months ended June 30, 2019. There were no impairment losses recorded on equipment during the three and six months ended June 30, 2020.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $39 thousand and $48 thousand for the respective three months ended June 30, 2020 and 2019, and was $78 thousand and $70 thousand for the respective six months ended June 30, 2020 and 2019. Initial direct costs amortization expense related to the Company’s operating leases was $1 thousand for both the six months ended June 30, 2020 and 2019. There was no initial direct costs amortization recorded for the three months ended June 30, 2020 and 2019.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of June 30, 2020 and December 31, 2019, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	June 30,
	2019	Additions	/Dispositions	2020
Transportation, rail	$12,150	$—	$(336)	$11,814
Trucks and trailers	83	—	—	83
Aircraft	1,732	—	—	1,732
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	131	—	(41)	90
	15,190	—	(377)	14,813
Less accumulated depreciation	(12,598)	(78)	344	(12,332)
Total	$2,592	$(78)	$(33)	$2,481

The average estimated residual value for assets on operating leases was 14% and 17% of the assets’ original cost at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Six months ending December 31, 2020	$428
Year ending December 31, 2021	688
2022	550
2023	106
2024	65
2025	19
Thereafter	43
$1,899

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

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

During the three and six months ended June 30, 2020 and 2019, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Costs reimbursed to Managing Member and/or affiliates	$40	$56	$82	$121
Asset management fees to Managing Member and/or affiliates	17	28	35	52
	$57	$84	$117	$173

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of June 30, 2020 and December 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6.     Commitments:

At June 30, 2020, the Company had no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.     Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2020 and December 31, 2019. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Distributions declared	$—	$—	$1,467	$2,236
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.11	$0.16

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

Such fair value adjustments utilized the following methodology:

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. The calculated change in fair value of these investments in securities was deemed nominal for both the three and six month periods ended June 30, 2020 and 2019.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$751	$751	$—	$—	$751

	Fair Value Measurements at December 31, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,041	$2,041	$—	$—	$2,041

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

Results of Operations

The three months ended June 30, 2020 versus the three months ended June 30, 2019

The Company had net losses of $12 thousand and $58 thousand for the three months ended June 30, 2020 and 2019, respectively. The results for the second quarter of 2020 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Total revenues for the three months ended June 30, 2020 and 2019 were $294 thousand and $459 thousand, respectively. The $165 thousand, or 36%, decline in revenue was largely due to decreases in other revenue and operating lease revenues partially offset by a favorable change in gains and losses recorded on sales of lease assets.

Other revenue declined by $117 thousand as the prior year period included deferred maintenance fees of the same amount for excess wear and tear on certain returned equipment. Operating lease revenues decreased by $95 thousand primarily due to run-off and disposition of lease assets. Such decline in total operating lease revenues is consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end. As a partial offset to the aforementioned decreases in revenues, the Company saw a $47 thousand favorable variance in gains and losses recognized on sales of lease assets. Such favorable variance was attributable to a change in the mix of assets sold.

Total expenses were $306 thousand and $517 thousand for the three months ended June 30, 2020 and 2019, respectively. The $211 thousand, or 41%, reduction in expenses was primarily due to a decline in impairment losses on equipment partially offset by an increase in storage fees.

Impairment losses declined by $281 thousand as the prior year period included adjustments of the same amount to reduce the carrying value of certain assets deemed impaired. There were no assets deemed impaired during the current quarter. This decrease in expenses was partially offset by a $64 thousand increase in storage fees, which was attributable to delayed billings from a new vendor.

The six months ended June 30, 2020 versus the six months ended June 30, 2019

The Company had net income of $32 thousand and $152 thousand for the respective six months ended June 30, 2020 and 2019. The net results for the six months of 2020 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Total revenues were $576 thousand and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

The $447 thousand, or 44%, decline in revenues was mainly due to decreases in operating leases revenues and other revenue partially offset by a favorable change in gains and losses recorded on sales of lease assets.

Operating lease revenues declined by $368 thousand largely due to portfolio run-off and disposition of lease assets. Other revenue declined by $118 thousand as the prior year period included $117 thousand of deferred maintenance fees for excess wear and tear on certain equipment returned during the second quarter of 2019. Partially offsetting the above-mentioned decreases in revenues was a $39 thousand favorable variance in gains and losses recognized on sales of lease assets, which was attributable to a change in the mix of assets sold.

Total expenses were $544 thousand and $871 thousand for the six months ended June 30, 2020 and 2019, respectively. The $327 thousand, or 38%, decline in expenses was primarily due to decreases in impairment losses on equipment, cost reimbursements to the Managing Member, franchise fees and taxes, and asset management fees. These decreases were partially offset by an increase in storage fees.

Impairment losses declined by $281 thousand as the prior year period included adjustments of the same amount to reduce the carrying value of certain assets deemed impaired. There were no assets deemed impaired during the first half of 2020. Cost reimbursements paid to the Managing Member decreased by $39 thousand due to lower allocated costs. Franchise fees and taxes declined by $22 thousand due to lower estimated tax liabilities, and asset management fees paid to the Managing Member declined by $17 thousand as a result of the continued decline in managed assets and related revenues. These decreases in expenses were partially offset by a $64 thousand increase in storage fees, which was a result of delayed billings from a new vendor.

Capital Resources and Liquidity

At June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $751 thousand and $2.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$254	$693
Investing activities	42	307
Financing activities	(1,586)	(2,417)
Net decrease in cash and cash equivalents	$(1,290)	$(1,417)

During the six months ended June 30, 2020 and 2019, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $42 thousand and $304 thousand of proceeds from sales of lease assets during the six months ended June 30, 2020 and 2019, respectively.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Distributions paid totaled $1.6 million and $2.4 million for the respective six months ended June 30, 2020 and 2019. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2020, the Company had no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2020

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