Form 10-Q
period 2020-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2020-11-16
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files) Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of Limited Liability Company Units outstanding as of October 31, 2020 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$872	$2,041
Accounts receivable, net	51	81
Investment in securities	44	44
Equipment under operating leases, net	3,625	3,792
Prepaid expenses and other assets	35	104
Total assets	$4,627	$6,062

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and/or affiliates	$15	$17
Other	31	58
Deposits due lessees	1	1
Unearned operating lease income	159	17
Total liabilities	206	93

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,421	5,969
Total Members’ capital	4,421	5,969
Total liabilities and Members’ capital	$4,627	$6,062

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Leasing activities:
Operating leases revenues, net	$259	$285	$803	$1,197
Gain on sales of equipment under operating leases	—	47	32	40
Other revenue	1	—	1	118
Total revenues	260	332	836	1,355

Expenses:
Depreciation of operating lease assets	55	47	133	117
Asset management fees to Managing Member and/or affiliates	19	22	54	74
Costs reimbursed to Managing Member and/or affiliates	37	40	119	161
Amortization of initial direct costs	1	2	2	3
Impairment losses on equipment	—	—	—	281
Railcar maintenance	29	26	85	88
Impairment losses on investment in securities	—	—	—	11
Professional fees	19	38	132	155
Franchise fees and taxes	1	5	6	32
Outside services	31	33	64	83
Insurance	4	7	20	27
Storage fees	35	67	103	71
Other expenses	23	25	80	81
Total expenses	254	312	798	1,184
Net income	$6	$20	$38	$171

Net income (loss):
Managing Member	$—	$—	$119	$181
Other Members	6	20	(81)	(10)
	$6	$20	$38	$171

Net loss per Limited Liability Company Unit (Other Members)	$—	$—	$(0.01)	$—
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	13,971,486	$4,415	$—	$4,415
Net income	—	6	—	6
Balance September 30, 2020	13,971,486	$4,421	$—	$4,421

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	13,971,486	$5,969	$—	$5,969
Distributions to Other Members ($0.11 per Unit)	—	(1,467)	—	(1,467)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(81)	119	38
Balance September 30, 2020	13,971,486	$4,421	$—	$4,421

	Three Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2019	13,971,486	$4,658	$—	$4,658
Net income	—	20	—	20
Balance September 30, 2019	13,971,486	$4,678	$—	$4,678

	Nine Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	13,971,486	$6,923	$—	$6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,235)	—	(2,235)
Distributions to Managing Member	—	—	(181)	(181)
Net (loss) income	—	(10)	181	171
Balance September 30, 2019	13,971,486	$4,678	$—	$4,678

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS, ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$38	$171
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(32)	(40)
Depreciation of operating lease assets	133	117
Amortization of initial direct costs	2	3
Impairment losses on equipment	—	281
Provision for credit losses	141	58
Impairment losses on investment in securities	—	11
Changes in operating assets and liabilities:
Accounts receivable	(111)	(38)
Due from affiliates	—	15
Prepaid expenses and other assets	69	1
Accounts payable, Managing Member and affiliates	(2)	13
Accounts payable, Other	(27)	43
Unearned operating lease income	142	2
Net cash provided by operating activities	353	637

Investing activities:
Principal payments received on direct financing leases	—	3
Proceeds from sales of equipment under operating leases	64	616
Net cash provided by investing activities	64	619

Financing activities:
Distributions to Other Members	(1,467)	(2,235)
Distributions to Managing Member	(119)	(181)
Net cash used in financing activities	(1,586)	(2,416)

Net decrease in cash and cash equivalents	(1,169)	(1,160)
Cash and cash equivalents at beginning of period	2,041	2,877
Cash and cash equivalents at end of period	$872	$1,717

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$12	$44

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2020. As of September 30, 2020, 13,971,486 Units remain issued and outstanding.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized and amortized over the lease term. All other costs associated with the execution of the Company’s leases are expensed as incurred.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and nine months, ended September 30, 2020 and 2019, and long-lived tangible assets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	% of Total	2019	% of Total
Revenue
United States	$242	93%	$316	95%
Canada	18	7%	16	5%
Total	$260	100%	$332	100%

	Nine Months Ended September 30,
	2020	% of Total	2019	% of Total
Revenue
United States	$784	94%	$1,311	97%
Canada	52	6%	44	3%
Total	$836	100%	$1,355	100%

	As of September 30,		As of December 31,
	2020	% of Total	2019	% of Total
Long-lived assets
United States	$3,534	97%	$3,701	98%
Canada	91	3%	91	2%
Total	$3,625	100%	$3,792	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company's investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company’s investment securities totaled $44 thousand at both September 30, 2020 and December 31, 2019. There were minimal fair value adjustments on investment securities with readily determinable fair values for the three and nine months ended September 30, 2020 and 2019. Likewise, during the same respective periods, there were no fair value adjustments to investment securities that do not have readily determinable fair values. Cumulatively, the Fund recorded $98 thousand of adjustments to reduce the fair value of such investments based on changes in observable prices. Impairment losses on investment securities totaled $11 thousand for the nine months ended September 30, 2019, all of which were recorded during the first quarter of 2019. There were no such losses during the three and nine months ended September 30, 2020. Also, there were no investment securities sold or disposed of during each of the three and nine months ended September 30, 2020 and 2019.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.     Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2018	$101
Provision for credit losses	58
Balance September 30, 2019	$159

Balance December 31, 2019	$190
Provision for credit losses	141
Balance September 30, 2020	$331

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	September 30,
	2019	and Impairment Losses	of Leases	2020
Equipment under operating leases, net	$2,592	$(44)	$(133)	$2,415
Assets held for sale or lease, net	1,196	10	—	1,206
Initial direct costs, net	4	2	(2)	4
Total	$3,792	$(32)	$(135)	$3,625

There were no impairment losses recorded on equipment during the three and nine months ended September 30, 2020. The Company recorded $281 thousand of impairment losses to reduce the fair value of certain equipment for the nine months ended September 30, 2019, all of which were recorded during the second quarter of 2019.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expenses on the Company’s equipment were $55 thousand and $47 thousand for the respective three months ended September 30, 2020 and 2019, and were $133 thousand and $117 thousand for the respective nine months ended September 30, 2020 and 2019. Initial direct costs amortization expenses related to the Company’s operating leases were $1 thousand and $2 thousand for the respective three months ended September 30, 2020 and 2019, and were $2 thousand and $3 thousand for the respective nine months ended September 30, 2020 and 2019. Both three- and nine-month periods ended September 30, 2020 include $15 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and nine months ended September 30, 2019.

All of the leased property was acquired in the years beginning with 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020 and December 31, 2019, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	September 30,
	2019	Additions	/Dispositions	2020
Transportation, rail	$12,150	$—	$(670)	$11,480
Trucks and trailers	83	—	190	273
Aircraft	1,732	—	—	1,732
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	131	—	(41)	90
	15,190	—	(521)	14,669
Less accumulated depreciation	(12,598)	(133)	477	(12,254)
Total	$2,592	$(133)	$(44)	$2,415

The average estimated residual value for assets on operating leases was 14% and 17% of the assets’ original cost at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Three months ending December 31, 2020	$218
Year ending December 31, 2021	686
2022	560
2023	111
2024	65
2025	19
Thereafter	44
$1,703

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

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

During the three and nine months, ended September 30, 2020 and 2019, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Costs reimbursed to Managing Member and/or affiliates	$37	$40	$119	$161
Asset management fees to Managing Member and/or affiliates	19	22	54	74
	$56	$62	$173	$235

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2020 and December 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6.     Commitments:

At September 30, 2020, the Company had no commitments to purchase lease assets.

7.     Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2020 and December 31, 2019. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Distributions declared	$—	$—	$1,467	$2,235
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.11	$0.16

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Such fair value adjustments utilized the following methodology:

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. The calculated change in fair value of these investments in securities was deemed nominal for both the three and nine month periods ended September 30, 2020 and 2019.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$872	$872	$—	$—	$872

	Fair Value Measurements at December 31, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,041	$2,041	$—	$—	$2,041

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

Results of Operations

The three months ended September 30, 2020 versus the three months ended September 30, 2019

The Company had net income of $6 thousand and $20 thousand for the three months ended September 30, 2020 and 2019, respectively. The results for the third quarter of 2020 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Total revenues for the three months ended September 30, 2020 and 2019 were $260 thousand and $332 thousand, respectively. The $72 thousand, or 22%, period over period decline in revenue was largely due to decreases in operating lease revenues, and gains recorded on sales of lease assets.

Operating lease revenues decreased by $26 thousand primarily due to run-off and the impact of prior period dispositions of lease assets. Such decline in total operating lease revenues is consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end. Gains on sales of lease assets were reduced by $47 thousand as gains recognized during the current quarter were insignificant. This reduction was attributable to a change in the mix of assets sold.

Total expenses were $254 thousand and $312 thousand for the three months ended September 30, 2020 and 2019, respectively. The $58 thousand, or 19%, period over period decline in expenses was primarily due to a $32 thousand decrease in storage fees and a $19 thousand reduction in professional fees, both because of the timing differences in receipt of services and billings. The decreases in expenses were partially offset by an $8 thousand increase in depreciation of operating lease assets. Such increase was primarily a result of an approximate $15 thousand of additional depreciation expense recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions.

The nine months end September 30, 2020 versus the nine months ended September 30, 2019

The Company had a net income of $38 thousand and $171 thousand for the respective nine months ended September 30, 2020 and 2019. The results for the first nine months of 2020 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Total revenues were $836 thousand and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. The $519 thousand, or 38%, period over period decline in revenues were mainly due to decreases in operating leases revenues and other revenue.

Operating lease revenues declined by $394 thousand largely due to run-off, dispositions of lease assets, and increased provision for doubtful accounts, which are reflected as a reduction of operating lease revenues. Other revenue declined by $117 thousand as the prior year period included deferred maintenance fees of the same amount for excess wear and tear on certain equipment returned during the second quarter of 2019. There was no such revenue recorded during the first nine months of 2020.

Total expenses were $798 thousand and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. The $386 thousand, or 33%, period over period decline in expenses was primarily due to decreases in impairment losses on equipment and cost reimbursements to the Managing Member. These decreases were partially offset by increases in storage fees and depreciation of operating lease assets.

Impairment losses declined by $281 thousand as the prior year period included adjustments of the same amount to reduce the carrying value of certain assets deemed impaired. There were no assets deemed impaired during the first nine months of 2020. Cost reimbursements paid to the Managing Member decreased by $42 thousand due to lower allocated costs reflective of the Fund’s declining assets. These decreases in expenses were partially offset by increases in storage fees and depreciation expense totaling $32 thousand and $16 thousand, respectively. Storage fees increased largely due to a timing difference in receipt of services and billings; and, depreciation expense increased due to an approximate $15 thousand of additional depreciation expense recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions.

Capital Resources and Liquidity

At September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $872 thousand and $2.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$353	$637
Investing activities	64	619
Financing activities	(1,586)	(2,416)
Net decrease in cash and cash equivalents	$(1,169)	$(1,160)

During the nine months ended September 30, 2020 and 2019, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $64 thousand and $616 thousand of proceeds from sales of lease assets during the nine months ended September 30, 2020 and 2019, respectively.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Distributions paid totaled $1.6 million and $2.4 million for the respective nine months ended September 30, 2020 and 2019. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2020, the Company had no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 16, 2020

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