Form 10-K
period 2020-12-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2021-03-30
CIK 1186258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No 

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ◻ No 

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ◻ No 

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2021 was 13,971,486.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2020. As of December 31, 2020, 13,971,486 Units remain issued and outstanding.

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

The Company had only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2020, the Company had purchased equipment with a total acquisition price of $193.8 million. The Company had also funded investments in notes receivable totaling $18.4 million through December 31, 2020.

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2020 and the industries to which the assets have been leased (dollars in thousands):

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

From inception to December 31, 2020, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Materials handling	$50,047	$10,594	$56,916
Transportation, other	36,048	5,668	40,576
Mining equipment	30,019	7,229	47,260
Manufacturing	16,158	3,950	18,354
Construction	12,751	5,087	14,016
Transportation, rail	15,625	4,607	16,255
Logging and lumber	4,728	2,032	5,216
Petro/natural gas	1,976	290	2,882
Other	8,329	2,246	9,649
	$175,681	$41,703	$211,124

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets are expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term. For further information regarding the Company’s equipment lease portfolio as of December 31, 2020 and 2019, see Note 4 to the financial statements, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company has financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2020 and the industries to which the assets have been financed (dollars in thousands):

	Amount
	Financed
	Excluding	Percentage of
Asset Types	Acquisition Fees	Total Funding
Computers	$8,423	45.87%
Aviation	2,680	14.60%
Storage facility	2,503	13.63%
Manufacturing	950	5.17%
Furniture/Fixtures	499	2.72%
Research	182	1.00%
Other	3,124	17.01%
	$18,361	100.00%

	Amount
	Financed
	Excluding	Percentage of
Industry of Borrower	Acquisition Fees	Total Funding
Business services	$5,138	27.98%
Communications	3,472	18.91%
Manufacturing	3,086	16.80%
Health services	2,708	14.75%
Air transportation	2,680	14.60%
Electronics	778	4.24%
Other	499	2.72%
	$18,361	100.00%

From inception to December 31, 2020, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

	Amount
	Financed	Early Termination
	Excluding	of Notes	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$8,423	$2,182	$7,121
Aviation	2,680	1,360	3,863
Storage facility	2,503	—	3,623
Manufacturing	950	19	1,233
Furniture/Fixtures	499	82	493
Research	182	—	210
Other	3,124	897	2,667
	$18,361	$4,540	$19,210

The Company had no notes receivable as of December 31, 2020 and 2019.

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

Holders

As of December 31, 2020, a total of 3,370 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described under “Methodologies” above, as of December 31, 2020.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.

B.	Equipment under Operating Leases (net of fees and expenses): The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

●	management fees applicable for the Fund (3.75% of revenue)
●	carried interest applicable for the Fund (7.5% of distributions)
●	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 169.5%, based on ATEL’s historical track record as of December 31, 2020.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND X, LLC at December 31, 2020 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $0.50. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND X, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND X, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The monthly distributions were discontinued in 2012 as the Company entered its liquidation phase. The Company made distributions to Other Members at a rate of $0.11 per Unit in 2020 and $0.16 per Unit in 2019. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2020	2019
Net income per Unit, based on weighted average Units outstanding	$0.02	$0.09
Return of investment	0.09	0.07
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.11	0.16
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.11	$0.16

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

The Company’s objective has been to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment acquisition transactions have been acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage, which ended six years after the end of the Company’s public offering of Units. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the current ongoing liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2005 through 2011. The utilization percentages of existing assets under lease were 80% and 84% as of December 31, 2020 and 2019, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above. (See Note 6 to the financial statements, related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

Results of Operations

The Company had net income of $374 thousand and $1.5 million for the years ended December 31, 2020 and 2019, respectively. The results for 2020 reflected decreases in both total operating revenues and total operating expenses, and an increase in other income when compared to the prior year.

Revenues

Total operating revenues were $1.3 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively. The $1.5 million, or 54%, year over year decline in revenue was comprised of decreases in other revenue, operating leases revenues, and gain on sales of equipment.

Other revenue declined by $1.1 million as the prior year amount included an approximate $1.0 million from a lease settlement related to a previously terminated lease. Operating lease revenues on equipment was lower by $319 primarily due to run-off and dispositions of lease assets. Such decline in total operating revenues is consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end. Gains on sales of lease assets decreased by $67 thousand mostly due to a change in the mix of assets sold.

Expenses

Total operating expenses were $1.1 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. The $266 thousand, or 20%, net decrease in total operating expenses was primarily due to reductions in impairment losses on equipment, cost reimbursements to the Managing Member, and franchise taxes offset by increases in storage fees and depreciation.

Impairment losses on equipment declined by $281 thousand as the prior year included adjustments of the same amount to reduce the carrying value of certain assets deemed impaired. There were no assets deemed impaired during 2020. Cost reimbursements paid to the Managing Member decreased by $36 thousand resulting from lower allocated costs reflective of the Fund’s declining assets; and franchise taxes declined by $25 thousand due to a lower estimated tax liability. As a partial offset, storage fees increased by $65 thousand largely due to a timing difference in receipt of services and billings, and an increase in returned equipment. In addition, depreciation increased due to an approximate $17 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions.

During 2020, the Company recorded other income totaling $156 thousand related to the fair valuation of its investment securities. There was no such income during 2019.

Capital Resources and Liquidity

At December 31, 2020 and 2019, the Company’s cash and cash equivalents totaled $1.4 million and $2.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$513	$798
Investing activities	433	782
Financing activities	(1,586)	(2,416)
Net decrease in cash and cash equivalents	$(640)	$(836)

During the years ended December 31, 2020 and 2019, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $433 thousand and $782 thousand of proceeds from sales of lease assets during 2020 and 2019, respectively.

During the same comparative years, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Distributions paid totaled $1.6 million and $2.4 million for the respective years ended December 31, 2020 and 2019. In addition, cash was used to pay invoices related to management fees and expenses, and other payables in both years.

Non-Recourse Long-Term Debt

As of December 31, 2020 and 2019, the Company had no non-recourse long-term debt.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2020, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund X, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund X, LLC (the “Company”), as of December 31, 2020 and 2019, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Francisco, California

March 29, 2021

We have served as the Company’s auditor since 2007.

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019
ASSETS
Cash and cash equivalents	$1,401	$2,041
Accounts receivable, net	33	81
Investment in securities	200	44
Equipment under operating leases, net	3,222	3,792
Prepaid expenses and other assets	6	104
Total assets	$4,862	$6,062

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and/or affiliates	$12	$17
Other	50	58
Deposits due lessees	1	1
Unearned operating lease income	42	17
Total liabilities	105	93

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,757	5,969
Total Members’ capital	4,757	5,969
Total liabilities and Members’ capital	$4,862	$6,062

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

	2020	2019
Revenues:
Leasing activities:
Operating leases revenues, net	$1,266	$1,585
Gain on sales of equipment under operating leases	40	107
Other revenue	2	1,126
Total operating revenues	1,308	2,818

Expenses:
Depreciation of operating lease assets	174	130
Asset management fees to Managing Member and/or affiliates	85	87
Costs reimbursed to Managing Member and/or affiliates	159	195
Amortization of initial direct costs	3	3
Impairment losses on equipment	—	281
Railcar maintenance	142	112
Impairment losses on investment in securities	—	11
Professional fees	157	179
Franchise fees and taxes	9	34
Outside services	104	113
Insurance	22	34
Storage fees	138	73
Other expenses	97	104
Total operating expenses	1,090	1,356
Income from operations	218	1,462

Other income:
Unrealized gain on fair value adjustment for investment securities	156	—
Total other income	156	—
Net income	$374	$1,462

Net income:
Managing Member	$119	$181
Other Members	255	1,281
	$374	$1,462

Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.09
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	13,971,486	$6,923	$—	$6,923
Distributions to Other Members ($0.16 per Unit)	—	(2,235)	—	(2,235)
Distributions to Managing Member	—	—	(181)	(181)
Net income	—	1,281	181	1,462
Balance December 31, 2019	13,971,486	5,969	—	5,969
Distributions to Other Members ($0.11 per Unit)	—	(1,467)	—	(1,467)
Distributions to Managing Member	—	—	(119)	(119)
Net income	—	255	119	374
Balance December 31, 2020	13,971,486	$4,757	$—	$4,757

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019
Operating activities:
Net income	$374	$1,462
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(40)	(107)
Unrealized gains on fair value adjustment for investment securities	(156)	—
Depreciation of operating lease assets	174	130
Amortization of initial direct costs	3	3
Impairment losses on equipment	—	281
Provision for credit losses	27	89
Impairment losses on investment in securities	—	11
Changes in operating assets and liabilities:
Accounts receivable	21	(74)
Due from affiliates	—	15
Prepaid expenses and other assets	98	8
Accounts payable, Managing Member and affiliates	(5)	17
Accounts payable, Other	(8)	(1,037)
Unearned operating lease income	25	—
Net cash provided by operating activities	513	798

Investing activities:
Proceeds from sales of equipment under operating leases	433	782
Net cash provided by investing activities	433	782

Financing activities:
Distributions to Other Members	(1,467)	(2,235)
Distributions to Managing Member	(119)	(181)
Net cash used in financing activities	(1,586)	(2,416)

Net decrease in cash and cash equivalents	(640)	(836)
Cash and cash equivalents at beginning of year	2,041	2,877
Cash and cash equivalents at end of year	$1,401	$2,041

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$14	$44

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through December 31, 2020. As of December 31, 2020, 13,971,486 Units remain issued and outstanding.

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

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2020 and 2019, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2020, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in North America.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2020 and 2019, and long-lived tangible assets as of December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	% of Total	2019	% of Total
Revenue
United States	$1,247	95%	$2,774	98%
Canada	61	5%	44	2%
Total	$1,308	100%	$2,818	100%

	As of December 31,
	2020	% of Total	2019	% of Total
Long-lived assets
United States	$3,163	98%	$3,701	98%
Canada	59	2%	91	2%
Total	$3,222	100%	$3,792	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the years ended December 31, 2020 and 2019, all foreign currency transaction gains and losses were nominal in value.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Purchased securities

Purchased securities registered for public sale are carried at fair value. Such securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company's investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company’s investment securities totaled $200 thousand and $44 thousand at December 31, 2020 and 2019, respectively. There were minimal amount of fair value adjustments on investment securities with readily determinable fair values for both years ended December 31, 2020 and 2019. There were $156 thousand of fair value adjustments to investment securities that do not have readily determinable fair values for the year end December 31, 2020. There were no such fair value adjustments recorded in 2019. Cumulatively, the Fund recorded $58 thousand of adjustments to increase the fair value of such investments based on changes in observable prices. Impairment losses on investment securities totaled $11 thousand for the year ended December 31, 2019. There were no such losses during the current year. Also, there were no investment securities sold or disposed for the years end December 31, 2020 and 2019.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2020 and 2019, the related provision for state income taxes was $9 thousand and $34 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2020 and 2019 (in thousands):

	2020	2019
Financial statement basis of net assets	$4,757	$5,969
Tax basis of net assets (unaudited)	20,214	20,853
Difference	$(15,457)	$(14,884)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net income per financial statements	$374	$1,462
Tax adjustments (unaudited):
Adjustment to depreciation expense	174	131
Provision for losses and doubtful accounts	157	89
Adjustments to gain on sales of assets	242	674
Other	1	292
Income per federal tax return (unaudited)	$948	$2,648

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal years beginning after December 15, 2022.

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

As of December 31, 2020, and 2019, concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries were as follows:

	Percentage of Total
Industry	Equipment Cost
	2020	2019
Transportation	86%	38%
Wholesale	*	42%

*Less than 10%

During 2020 and 2019, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2020	2019
Kankakee, Beaverville & Southern Railroad	Transportation, rail	25%	*
Interstate Commodities	Transportation, rail	15%	*
Aircraft Service International	Aviation	14%	16%
MRXX-Interstate Commodities	Transportation, rail	*	20%
*Less than 10%

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	December 31,
	2019	and Impairment Losses	of Leases	2020
Equipment under operating leases, net	$2,592	$(440)	$(174)	$1,978
Assets held for sale or lease, net	1,196	44	—	1,240
Initial direct costs, net	4	3	(3)	4
Total	$3,792	$(393)	$(177)	$3,222

During the year ended December 31, 2019, the Company recorded $281 thousand of impairment losses to reduce the fair value of certain equipment, there was no such loss recorded for the year ended December 31, 2020.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $174 thousand and $130 thousand for 2020 and 2019, respectively. IDC amortization expense related to operating leases totaled $3 thousand for each of the years ended December 31, 2020 and 2019.

Total depreciation for 2020 includes $17 thousand of additional depreciation which was recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the year ended December 31, 2019.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of December 31, 2020 and 2019, there were no lease contracts placed in non-accrual status. As of the same dates, the Company may have had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	December 31,
	2019	Additions	/Dispositions	2020
Transportation, rail	$12,150	$—	$(1,088)	$11,062
Trucks and trailers	83	—	261	344
Aircraft	1,732	—	(1,439)	293
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	131	—	(41)	90
	15,190	—	(2,307)	12,883
Less accumulated depreciation	(12,598)	(174)	1,867	(10,905)
Total	$2,592	$(174)	$(440)	$1,978

The average estimated residual value for assets on operating leases was 13% and 17% of the assets’ original cost for the years ended at December 31, 2020 and 2019, respectively. There were no operating lease in non-accrual status at December 31, 2020 and 2019.

At December 31, 2020, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Year ending December 31, 2021	$681
2022	561
2023	112
2024	65
2025	19
Thereafter	43
$1,481

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2020 and 2019, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aircraft	20 - 30
Manufacturing	10 - 15
Petro/natural gas	10 - 15
Materials handling	7 - 10
Transportation, other	7 - 10

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

5.     Allowance for credit losses:

The Company’s allowance for credit losses totaled $347 thousand and $190 thousand at December 31, 2020 and 2019, respectively. All of such allowance were related to delinquent operating lease receivables. Per ASU 2016-02, the current year credit loss of $27 thousand is netted against operating lease revenues in the statements of income. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at December 31, 2020 and 2019.

The Company’s allowance for credit losses as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2018	$101
Provision for credit losses	89
Balance December 31, 2019	190
Provision for credit losses	27
Balance December 31, 2020	$217

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

During the years ended December 31, 2020 and 2019, AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement were as follows (in thousands):

	2020	2019
Costs reimbursed to Managing Member and/or affiliates	$159	$195
Asset management fees to Managing Member and/or affiliates	85	87
	$244	$282

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

The Company’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2020 and 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7.     Commitments:

At December 31, 2020, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

9.     Members’ capital:

Units issued and outstanding were 13,971,486 at both December 31, 2020 and 2019. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2020 and 2019. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2020	2019
Distributions declared	$1,467	$2,235
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.11	$0.16

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

The Company had no warrants at December 31, 2020 and 2019.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

Such fair value adjustments utilized the following methodology:

Investment in securities (recurring)

The Company’s investment in securities registered for public sale that have readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investments in publicly traded investment securities are valued based on their quoted market prices. At December 31, 2020, the calculated fair value of these investments in securities were deemed nominal.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheets at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,401	$1,401	$—	$—	$1,401

	Fair Value Measurements at December 31, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,041	$2,041	$—	$—	$2,041

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

11.     Global health emergency:

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 70, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 67, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 62, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2020.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2020 and 2019 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, as amended, additional allocations of income were made to AFS in 2020 and 2019. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2020 and 2019.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2020, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2020 and 2019, the Company incurred audit fees with its principal auditors totaling $86 thousand and $108 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	14
	Balance Sheets at December 31, 2020 and 2019	15
	Statements of Income for the years ended December 31, 2020 and 2019	16
	Statements of Changes in Members’ Capital for the years ended December 31, 2020 and 2019	17
	Statements of Cash Flows for the years ended December 31, 2020 and 2019	18
	Notes to Financial Statements	19

2.	Financial Statement Schedules

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

Date: March 29, 2021

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC, (Managing Member)	March 29, 2021
Dean L. Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2021
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2021
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.