Form 10-Q
period 2021-03-31
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2021-05-17
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021

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

The number of Limited Liability Company Units outstanding as of April 30, 2021 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(In Thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$350	$1,401
Accounts receivable, net	27	33
Due from affiliates	—	—
Investment in securities	969	200
Equipment under operating leases, net	3,171	3,222
Prepaid expenses and other assets	4	6
Total assets	$4,521	$4,862

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and/or affiliates	$67	$12
Other	35	50
Deposits due lessees	1	1
Unearned operating lease income	34	42
Total liabilities	137	105

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,384	4,757
Total Members’ capital	4,384	4,757
Total liabilities and Members’ capital	$4,521	$4,862

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues:
Leasing activities:
Operating leases revenues, net	$292	$253
Gain on sales of equipment under operating leases	21	29
Total operating revenues	313	282

Operating expenses:
Depreciation of operating lease assets	40	39
Asset management fees to Managing Member and/or affiliates	9	18
Costs reimbursed to Managing Member and/or affiliates	39	42
Amortization of initial direct costs	1	1
Railcar maintenance	64	24
Professional fees	107	54
Franchise fees and taxes	4	11
Outside services	15	12
Insurance	2	7
Storage fees	2	2
Other expenses	39	27
Total operating expenses	322	237
(Loss) income from operations	(9)	45

Other income:
Unrealized gain on fair value adjustment for investment securities	769	—
Total other income	769	—
Net income	$760	$45

Net income:
Managing Member	$85	$119
Other Members	675	(74)
	$760	$45

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.05	$(0.01)
Weighted average number of Units outstanding	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	13,971,486	$4,757	$—	$4,757
Distributions to Other Members ($0.08 per Unit)	—	(1,048)	—	(1,048)
Distributions to Managing Member	—	—	(85)	(85)
Net income	—	675	85	760
Balance March 31, 2021	13,971,486	$4,384	$—	$4,384

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	13,971,486	$5,969	$—	$5,969
Distributions to Other Members ($0.11 per Unit)	—	(1,468)	—	(1,468)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(74)	119	45
Balance March 31, 2020	13,971,486	$4,427	$—	$4,427

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$760	$45
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(21)	(29)
Unrealized gains on fair value adjustment for investment securities	(769)	—
Depreciation of operating lease assets	40	39
Amortization of initial direct costs	1	1
(Reversal of) provision for credit losses	(1)	75
Changes in operating assets and liabilities:
Accounts receivable	7	(44)
Prepaid expenses and other assets	2	8
Accounts payable, Managing Member and affiliates	55	16
Accounts payable, Other	(15)	3
Unearned operating lease income	(8)	47
Net cash provided by operating activities	51	161

Investing activities:
Proceeds from sales of equipment under operating leases	31	37
Net cash provided by investing activities	31	37

Financing activities:
Distributions to Other Members	(1,048)	(1,468)
Distributions to Managing Member	(85)	(119)
Net cash used in financing activities	(1,133)	(1,587)

Net decrease in cash and cash equivalents	(1,051)	(1,389)
Cash and cash equivalents at beginning of period	1,401	2,041
Cash and cash equivalents at end of period	$350	$652

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$6	$11

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through March 31, 2021. As of March 31, 2021, 13,971,486 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the North America.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2021 and 2020, and long-lived tangible assets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	% of Total	2020	% of Total
Revenue
United States	$301	96%	$265	94%
Canada	12	4%	17	6%
Total	$313	100%	$282	100%

	As of March 31,		As of December 31,
	2021	% of Total	2020	% of Total
Long-lived assets
United States	$3,103	98%	$3,163	98%
Canada	68	2%	59	2%
Total	$3,171	100%	$3,222	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2021 and December 2020, investments in equity securities totaled $969 thousand and $200 thousand, respectively. The entire amount at March 31, 2021 reflected the value of securities with readily determinable fair values. By contrast, the entire value of investment securities at December 31, 2020 related to securities that do not have readily determinable fair values. During the first quarter of 2021, the Company recorded unrealized gains of $769 thousand to reflect the fair market value of a privately held security which converted to a publicly traded security upon completion of the borrower’s initial public offering in February 2021. There was no such adjustment during the prior year period. The Company did not record fair value adjustments on any of its securities that do not have readily determinable fair values during the three months ended March 31, 2021 and 2020. Cumulative adjustments totaling $98 thousand have been recorded to reduce the value of such investment securities held as of March 31, 2021 based on changes in observable prices. There were no impairment losses on investment securities during the three months ended March 31, 2021 and 2020. Likewise, there were no sales or dispositions of investment securities during the same respective periods.

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

3.     Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2019	$190
Provision for credit losses	27
Balance December 31, 2020	217
Provision for credit losses	(1)
Write-off	(216)
Balance March 31, 2021	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	March 31,
	2020	and Impairment Losses	of Leases	2021
Equipment under operating leases, net	$1,978	$(693)	$(40)	$1,245
Assets held for sale or lease, net	1,240	683	—	1,923
Initial direct costs, net	4	—	(1)	3
Total	$3,222	$(10)	$(41)	$3,171

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expenses on the Company’s equipment were $40 thousand and $39 thousand for the respective three months ended March 31, 2021 and 2020. Initial direct costs amortization expenses related to the Company’s operating leases were $1 thousand for the both three months ended March 31, 2021 and 2020.

Total depreciation for first quarter of 2021 includes $1 thousand of additional depreciation which was recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the quarter ended March 31, 2020. There were no impairment losses recorded on equipment during the respective three-month periods ended March 31, 2021 and 2020.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of March 31, 2021 and December 31, 2020, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	March 31,
	2020	Additions	/Dispositions	2021
Transportation, rail	$11,062	$—	$(2,641)	$8,421
Trucks and trailers	344	—	—	344
Aircraft	293	—	—	293
Manufacturing	624	—	—	624
Petro/natural gas	470	—	—	470
Materials handling	90	—	—	90
	12,883	—	(2,641)	10,242
Less accumulated depreciation	(10,905)	(40)	1,948	(8,997)
Total	$1,978	$(40)	$(693)	$1,245

The average estimated residual value for assets on operating leases was 10% and 13% of the assets’ original cost at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2021	$492
Year ending December 31, 2020	573
2023	124
2024	67
2025	19
Thereafter	43
$1,318

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

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

During the three months ended March 31, 2021 and 2020, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Costs reimbursed to Managing Member and/or affiliates	$39	$42
Asset management fees to Managing Member and/or affiliates	9	18
	$48	$60

The Company’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2021 and December 31, 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6.     Commitments:

At March 31, 2021, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.     Members’ capital:

Units issued and outstanding were 13,971,486 at both March 31, 2021 and December 31, 2020. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS for the three months ended at March 31, 2021 and 2020. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended
	March 31,
	2021	2020
Distributions declared	$1,048	$1,468
Weighted average number of Units outstanding	13,971,486	13,971,486
Weighted average distributions per Unit	$0.08	$0.11

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of securities at the beginning of period	$—	$—
Conversion of previously held private securities	200	—
Unrealized gain on fair market valuation of securities	769	—
Fair value of investment securities at the end of period	$969	$—

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$350	$350	$—	$—	$350
Investment in securities	969	969	—	—	969

	Fair Value Measurements at December 31, 2020
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,401	$1,401	$—	$—	$1,401

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

Results of Operations

The three months ended March 31, 2021 versus the three months ended March 31, 2020

The Company had net income of $760 thousand and $45 thousand for the respective three months ended March 31, 2021 and 2020. The higher net income reflects a significant increase in other income as well as an increase in total operating revenues offset, in part, by an increase in total operating expenses.

During the first quarter of 2021, the Company recorded other income totaling $769 thousand related to the fair valuation of its investment securities. Such amount represents the fair market value of a privately held security which converted to a publicly traded security upon completion of the borrower’s initial public offering during the current quarter. There was no such income during the first quarter of 2020.

Total operating revenues for the three months ended March 31, 2021 and 2020 were $313 thousand and $282 thousand, respectively. The $31 thousand, or 11%, increase in revenues was a result of an increase in net operating lease revenues and a decrease in gains recorded on sales of lease assets.

Operating lease revenues increased by $39 thousand as the prior year period amount included a $75 thousand provision for doubtful accounts which reduced total revenues. There was no such provision during the current quarter. As a partial offset, gains realized on sales of lease assets declined by $8 thousand. Such reduction in gains can be attributed to a change in the mix of assets sold.

Total operating expenses were $322 thousand and $237 thousand for the three months ended March 31, 2021 and 2020, respectively. The $85 thousand, or 36%, increase in expenses was primarily due to increases in professional fees and railcar maintenance costs.

Professional fees increased by $53 thousand, largely due to the timing differences in receipt of services and billings; and railcar maintenance costs increased by $40 thousand due to the increase in off-lease railcar inventories.

Capital Resources and Liquidity

At March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $350 thousand and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$51	$161
Investing activities	31	37
Financing activities	(1,133)	(1,587)
Net decrease in cash and cash equivalents	$(1,051)	$(1,389)

During the three months ended March 31, 2021 and 2020, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $31 thousand and $37 thousand of proceeds from sales of lease assets during the three months ended March 31, 2021 and 2020, respectively.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Distributions paid totaled $1.1 million and $1.6 million for the respective periods ended March 31, 2021 and 2020. During both respective three-month periods, cash was also used to pay invoices related to professional fee and certain operating expenses.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2021, the Company had no commitments to purchase lease assets.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s critical accounting policies since December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2021

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