Form 10-Q
period 2021-06-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2021-08-16
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021

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

The number of Limited Liability Company Units outstanding as of July 31, 2021 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$313	$1,401
Accounts receivable, net	20	33
Investment in securities	709	200
Equipment under operating leases, net	3,010	3,222
Prepaid expenses and other assets	124	6
Total assets	$4,176	$4,862

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and/or affiliates	$—	$12
Other	32	50
Deposits due lessees	1	1
Unearned operating lease income	37	42
Total liabilities	70	105

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	4,106	4,757
Total Members’ capital	4,106	4,757
Total liabilities and Members’ capital	$4,176	$4,862

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
Leasing activities:
Operating leases revenues, net	$291	$291	$583	$544
Gain on sales of equipment under operating leases	101	3	122	32
Other revenue	19	—	19	—
Total operating revenues	411	294	724	576

Operating expenses:
Depreciation of operating lease assets	36	39	76	78
Asset management fees to Managing Member and/or affiliates	(2)	17	7	35
Costs reimbursed to Managing Member and/or affiliates	37	40	76	82
Amortization of initial direct costs	—	—	1	1
Impairment losses on equipment	58	—	58	—
Railcar maintenance	134	32	198	56
Professional fees	34	59	141	113
Franchise fees and taxes	4	(6)	8	5
Outside services	21	21	36	33
Insurance	1	9	3	16
Storage fees	87	66	89	68
Other expense	19	29	58	57
Total operating expenses	429	306	751	544
(Loss) income from operations	(18)	(12)	(27)	32

Other (loss) income:
Unrealized (loss) gain on fair value adjustment for investment securities	(260)	—	509	—
Total other (loss) income	(260)	—	509	—
Net (loss) income	$(278)	$(12)	$482	$32

Net (loss) income:
Managing Member	$—	$—	$85	$119
Other Members	(278)	(12)	397	(87)
	$(278)	$(12)	$482	$32

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.02)	$—	$0.03	$(0.01)
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2021	13,971,486	$4,384	$—	$4,384
Net loss	—	(278)	—	(278)
Balance June 30, 2021	13,971,486	$4,106	$—	$4,106

	Six Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	13,971,486	$4,757	$—	$4,757
Distributions to Other Members ($0.08 per Unit)	—	(1,048)	—	(1,048)
Distributions to Managing Member	—	—	(85)	(85)
Net income	—	397	85	482
Balance June 30, 2021	13,971,486	$4,106	$—	$4,106

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	13,971,486	$4,427	$—	$4,427
Net loss	—	(12)	—	(12)
Balance June 30, 2020	13,971,486	$4,415	$—	$4,415

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	13,971,486	$5,969	$—	$5,969
Distributions to Other Members ($0.10 per Unit)	—	(1,467)	—	(1,467)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(87)	119	32
Balance June 30, 2020	13,971,486	$4,415	$—	$4,415

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$482	$32
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(122)	(32)
Unrealized gains on fair value adjustment for investment securities	(509)	—
Depreciation of operating lease assets	76	78
Amortization of initial direct costs	1	1
Impairment losses on equipment	58	—
Provision for credit losses	—	94
Changes in operating assets and liabilities:
Accounts receivable	13	(68)
Prepaid expenses and other assets	(79)	17
Accounts payable, Managing Member and affiliates	(12)	24
Accounts payable, Other	(18)	55
Unearned operating lease income	(5)	53
Net cash (used in) provided by operating activities	(115)	254

Investing activities:
Proceeds from sales of equipment under operating leases	160	42
Net cash provided by investing activities	160	42

Financing activities:
Distributions to Other Members	(1,048)	(1,467)
Distributions to Managing Member	(85)	(119)
Net cash used in financing activities	(1,133)	(1,586)

Net decrease in cash and cash equivalents	(1,088)	(1,290)
Cash and cash equivalents at beginning of period	1,401	2,041
Cash and cash equivalents at end of period	$313	$751

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$8	$13

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through June 30, 2021. As of June 30, 2021, 13,971,486 Units remain issued and outstanding.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and six months ended June 30, 2021 and 2020, and long-lived tangible assets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$399	97%	$277	94%
Canada	12	3%	17	6%
Total	$411	100%	$294	100%

	Six Months Ended June 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$700	97%	$542	94%
Canada	24	3%	34	6%
Total	$724	100%	$576	100%

	As of June 30,		As of December 31,
	2021	% of Total	2020	% of Total
Long-lived assets
United States	$2,942	98%	$3,163	98%
Canada	68	2%	59	2%
Total	$3,010	100%	$3,222	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of June 30, 2021 and December 2020, investment in equity securities totaled $709 thousand and $200 thousand, respectively. The entire amount at June 30, 2021 reflected the value of securities with readily determinable fair values. By contrast, the entire value of investment securities at December 31, 2020 related to securities that do not have readily determinable fair values. During the three months ended June 30, 2021, the Company recorded $260 thousand of unrealized losses on investment securities with readily determinable fair values. Unrealized gains of $509 thousand were recorded during the six months end June 30, 2021. These changes in unrealized gains and losses reflect the fair market value of a privately held security which converted to a publicly traded security upon completion of the borrower’s initial public offering in February 2021. Prior to December 31, 2020, the company only held securities that do not have readily determinable fair values. The Company did not hold any

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

private equities at June 30, 2021. Cumulative adjustments totaling $98 thousand have been recorded to reduce the value of investment securities that do not have readily determinable fair values held as of June 30, 2021 based on changes in observable prices. There were no impairment losses on investment securities during the three-months and six-month periods ended at June 30, 2021 and 2020. Likewise, there were no sales or dispositions of investment securities during the same respective periods.

Per Unit data:

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

3.     Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2019	$190
Provision for credit losses	94
Balance June 30, 2020	$284

Balance December 31, 2020	$217
Provision for credit losses	—
Write-off	(217)
Balance June 30, 2021	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	June 30,
	2020	and Impairment Losses	of Leases	2021
Equipment under operating leases, net	$1,978	$(763)	$(76)	$1,139
Assets held for sale or lease, net	1,240	627	—	1,867
Initial direct costs, net	4	1	(1)	4
Total	$3,222	$(135)	$(77)	$3,010

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $36 thousand and $39 thousand for the respective three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, depreciation expense totaled $76 thousand and $78 thousand, respectively.

Total depreciation for the respective three-and six-month periods of 2021 include $2 thousand and $3 thousand of additional depreciation which were recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were also $58 thousand of impairment losses recorded on equipment during the respective six-month periods ended June 30, 2021, all of which were recorded during the second quarter. There were no such losses during the three and six months ended June 30, 2020.

Initial direct costs amortization related to the Company’s operating leases were zero for both three months ended June 30, 2021 and 2020. IDC amortization totaled $1 thousand for both six-month periods ended June 30, 2021 and 2020.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of June 30, 2021 and December 31, 2020, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	June 30,
	2020	Additions	/Dispositions	2021
Transportation, rail	$11,062	$—	$(3,233)	$7,829
Trucks and trailers	344	—	—	344
Aircraft	293	—	—	293
Manufacturing	624	—	—	624
Petro/natural gas	470	—	(470)	—
Materials handling	90	—	—	90
	12,883	—	(3,703)	9,180
Less accumulated depreciation	(10,905)	(76)	2,940	(8,041)
Total	$1,978	$(76)	$(763)	$1,139

The average estimated residual value for assets on operating leases was 10% and 13% of the assets’ original cost at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Six months ending December 31, 2021	$355
Year ending December 31, 2022	618
2023	163
2024	77
2025	19
Thereafter	43
$1,275

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

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

During the three and six months ended June 30, 2021 and 2020, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Costs reimbursed to Managing Member and/or affiliates	$37	$40	$76	$82
Asset management fees to Managing Member and/or affiliates	(2)	17	7	35
	$35	$57	$83	$117

The Company’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of June 30, 2021 and December 31, 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6.     Commitments:

At June 30, 2021, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.     Members’ capital:

Units issued and outstanding were 13,971,486 at both June 30, 2021 and December 31, 2020. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS for the six months ended at June 30, 2021 and 2020. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Distributions declared	$—	$—	$1,048	$1,467
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.08	$0.10

8.     Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2021, the Company’s investment securities were measured on a recurring basis. In addition, as of the same date, certain equipment deemed impaired were measured at fair value on a non-recurring basis. At June 30, 2020, the calculated fair value of the Company’s investment securities were deemed nominal.

Such fair value adjustments utilized the following methodology:

Investment in securities (recurring)

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

The fair value of investment securities that were accounted for on a recurring basis for the three and six months ended June 30, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of securities at the beginning of period	$969	$—	$—	$—
Conversion of previously held private securities	—	—	200	—
Unrealized (loss) gain on fair market valuation of securities	(260)	—	509	—
Fair value of investment securities at the end of period	$709	$—	$709	$—

Impaired lease and off-lease equipment (non-recurring)

During the second quarter of 2021, the Company recorded fair value adjustments totaling $58 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no impairment loss on equipment during the first quarter of 2021 nor the prior year six-month period.

		Level 1	Level 2	Level 3
	June 30,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$1,102	$—	$—	$1,102

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustment categorized as Level 3 in the fair value hierarchy at June 30, 2021. There was no adjustment at December 31, 2020.

June 30, 2021

	Valuation		Unobservable
Name	Frequency	Technique	Inputs	(Weighted Average)
Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $9,500
			Quotes - per equipment	(total of $1,102,000)
			Equipment Condition	Poor to Average

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$313	$313	$—	$—	$313
Investment in securities	709	709	—	—	709

	Fair Value Measurements at December 31, 2020
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,401	$1,401	$—	$—	$1,401

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

Results of Operations

The three months ended June 30, 2021 versus the three months ended June 30, 2020

The Company had net losses of $278 thousand and $12 thousand for the respective three months ended June 30, 2021 and 2020. The higher net loss recorded during the current quarter reflects increases in other loss and in total operating expenses offset, in part, by an increase in total operating revenues.

Other loss increased by $260 thousand due to an unrealized loss of the same amount recorded on the Company’s investment securities during the current quarter. Such loss was related to an adverse change in the stock price of a security held on June 30, 2021. There were no unrealized gains or losses for the three months ended June 30, 2020.

Total operating expenses increased by $123 thousand, or 40%, primarily due to higher railcar maintenance costs and impairment losses on equipment.

Railcar maintenance fee increased by $102 thousand, largely due to the increase in off-lease railcar inventories; and impairment losses on equipment increased by $58 thousand due to a current quarter adjustment of the same amount, which reduced the carrying value of certain assets deemed impaired. No such impairment was deemed necessary for the prior year period.

Offsetting the aforementioned increases in other loss and operating expenses was $117 thousand, or 40%, increase in total operating revenues. Such increase was primarily due to a $98 thousand increase in gains recorded on lease asset sales, which was mostly attributable to a in the mix of assets sold, and $19 thousand of other revenue derived from a direct financing lease during the current quarter. The Company did not record other revenue during the prior year period.

The six months ended June 30, 2021 versus the six months ended June 30, 2020

The Company had net income of $482 thousand and $32 thousand for the respective six months ended June 30, 2021 and 2020. The net results for the six months of 2021 reflect increases in both other income and total operating revenues partially offset by an increase in total operating expenses when compared to the prior year period.

During the first six months of 2021, the Company recorded other income totaling $509 thousand, which represents net unrealized gains related to the fair valuation of its investment securities. Such net gains were comprised of a first quarter 2021 gain totaling $769 thousand, which was associated with a price change of a security after an initial public offering, partially offset by the $260 thousand loss recorded this quarter, which relates to an adverse change in the stock price of a security held on June 30, 2021. There were no unrealized gains or losses recorded during the six months ended June 30, 2020.

The increase in total operating revenues totaled $148 thousand, or 26%, and primarily reflects increases in gains on sales of lease assets and net operating leases revenues.

Gains on sales of lease assets increased by $90 thousand and was attributable to a change in the mix of assets sold; while net operating lease revenues increased by $39 thousand mainly due to the absence of a provision for credit losses in the current period.

Partially offsetting the increases in revenues was a $207 thousand, or 38%, increase in total operating expenses. Such increase in expenses was primarily due to higher railcar maintenance costs, impairment losses on equipment, professional fees, and storage fees offset, in part, by a decrease in asset management fees to the Managing Member and/or affiliates.

Railcar maintenance costs increased by $142 thousand largely due to the increase in off-lease railcar inventories; and impairment losses on equipment increased by $58 thousand due to a current period adjustment of the same amount, which reduced the carrying value of certain assets deemed impaired. No such impairment was deemed necessary for the prior year period. In addition, professional fees increased by $28 thousand as a result of timing differences in receipt of services and billings, and storage fees was higher by $21 thousand due to increases in railcar returns and off-lease railcar inventories. These increases in expenses were partially offset by a $28 thousand decrease in asset management fees paid to the Managing Member and/or affiliates resulting from the continued decline in managed assets and related revenues.

Capital Resources and Liquidity

At June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $313 thousand and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(115)	$254
Investing activities	160	42
Financing activities	(1,133)	(1,586)
Net decrease in cash and cash equivalents	$(1,088)	$(1,290)

During the six months ended June 30, 2021 and 2020, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $160 thousand and $42 thousand of proceeds from sales of lease assets during the six months ended June 30, 2021 and 2020, respectively.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Distributions paid totaled $1.1 million and $1.6 million for the respective periods ended June 30, 2021 and 2020. During both respective six-month periods, cash was also used to pay invoices related to professional fee and certain operating expenses.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2021, the Company had no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	Inline XBRL Instance Document
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	(104)	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2021

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