Form 10-Q
period 2021-09-30
ATEL CAPITAL EQUIPMENT FUND X LLC
filed 2021-11-15
CIK 1186258

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021

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

The number of Limited Liability Company Units outstanding as of October 31, 2021 was 13,971,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND X, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND X, LLC

BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,183	$1,401
Accounts receivable, net	21	33
Investment in securities	336	200
Equipment under operating leases, net	2,223	3,222
Prepaid expenses and other assets	81	6
Total assets	$3,844	$4,862

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and/or affiliates	$22	$12
Other	196	50
Deposits due lessees	1	1
Unearned operating lease income	51	42
Total liabilities	270	105

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	3,574	4,757
Total Members’ capital	3,574	4,757
Total liabilities and Members’ capital	$3,844	$4,862

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Leasing activities:
Operating leases revenues, net	$297	$259	$880	$803
Gain on sales of equipment under operating leases	26	—	148	32
Other revenue	28	1	47	1
Total operating revenues	351	260	1,075	836

Operating expenses:
Depreciation of operating lease assets	34	55	110	133
Asset management fees to Managing Member and/or affiliates	—	19	7	54
Costs reimbursed to Managing Member and/or affiliates	36	37	112	119
Amortization of initial direct costs	1	1	2	2
Impairment losses on equipment	—	—	58	—
Railcar maintenance	113	29	311	85
Professional fees	12	19	153	132
Franchise fees and taxes	3	1	11	6
Outside services	29	31	65	64
Insurance	30	4	33	20
Storage fees	25	35	114	103
Freight and shipping	314	1	333	7
Other expense	20	22	59	73
Total operating expenses	617	254	1,368	798
(Loss) income from operations	(266)	6	(293)	38

Other (loss) income:
Loss on sales of investment securities	(4)	—	(4)	—
Unrealized (loss) gain on fair value adjustment for investment securities	(262)	—	247	—
Total other (loss) income	(266)	—	243	—
Net (loss) income	$(532)	$6	$(50)	$38

Net (loss) income:
Managing Member	$—	$—	$85	$119
Other Members	(532)	6	(135)	(81)
	$(532)	$6	$(50)	$38

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.04)	$—	$(0.01)	$(0.01)
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	13,971,486	$4,106	$—	$4,106
Net loss	—	(532)	—	(532)
Balance September 30, 2021	13,971,486	$3,574	$—	$3,574

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	13,971,486	$4,757	$—	$4,757
Distributions to Other Members ($0.08 per Unit)	—	(1,048)	—	(1,048)
Distributions to Managing Member	—	—	(85)	(85)
Net (loss) income	—	(135)	85	(50)
Balance September 30, 2021	13,971,486	$3,574	$—	$3,574

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	13,971,486	$4,415	$—	$4,415
Net income	—	6	—	6
Balance September 30, 2020	13,971,486	$4,421	$—	$4,421

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	13,971,486	$5,969	$—	$5,969
Distributions to Other Members ($0.11 per Unit)	—	(1,467)	—	(1,467)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(81)	119	38
Balance September 30, 2020	13,971,486	$4,421	$—	$4,421

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net (loss) income	$(50)	$38
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Gain on sales of equipment under operating leases	(148)	(32)
Loss on sales of investment in securities	4	—
Unrealized gains on fair value adjustment for investment securities	(247)	—
Depreciation of operating lease assets	110	133
Amortization of initial direct costs	2	2
Impairment losses on equipment	58	—
Provision for credit losses	—	141
Changes in operating assets and liabilities:
Accounts receivable	12	(111)
Prepaid expenses and other assets	(40)	69
Accounts payable, Managing Member and affiliates	10	(2)
Accounts payable, other	146	(27)
Unearned operating lease income	9	142
Net cash (used in) provided by operating activities	(134)	353

Investing activities:
Proceeds from sales of investment securities	107	—
Proceeds from sales of equipment under operating leases	942	64
Net cash provided by investing activities	1,049	64

Financing activities:
Distributions to Other Members	(1,048)	(1,467)
Distributions to Managing Member	(85)	(119)
Net cash used in financing activities	(1,133)	(1,586)

Net decrease in cash and cash equivalents	(218)	(1,169)
Cash and cash equivalents at beginning of period	1,401	2,041
Cash and cash equivalents at end of period	$1,183	$872

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$6	$12

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On April 9, 2003, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of March 11, 2005, the offering was terminated. As of that date, subscriptions for 14,059,136 Units ($140.6 million) had been received, of which 87,650 Units ($720 thousand) were subsequently rescinded or repurchased (net of distributions paid and allocated syndication costs, as applicable) by the Company through September 30, 2021. As of September 30, 2021, 13,971,486 Units remain issued and outstanding.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are due to the Company. Allowances for credit losses are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and nine months ended September 30, 2021 and 2020, and long-lived tangible assets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$337	96%	$242	93%
Canada	14	4%	18	7%
Total	$351	100%	$260	100%

	Nine Months Ended September 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$1,037	97%	$784	94%
Canada	38	3%	52	6%
Total	$1,075	100%	$836	100%

	As of September 30,		As of December 31,
	2021	% of Total	2020	% of Total
Long-lived assets
United States	$2,155	97%	$3,163	98%
Canada	68	3%	59	2%
Total	$2,223	100%	$3,222	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2021 and December 31, 2020, investment in equity securities totaled $336 thousand and $200 thousand, respectively. The entire amount at September 30, 2021 reflected the value of securities with readily determinable fair values. By contrast, the entire value of investment securities at December 31, 2020 related to securities that do not have readily determinable fair values. During the three months ended September 30, 2021, the Company recorded $262 thousand of unrealized losses on investment securities with readily determinable fair values. Unrealized gains of $247 thousand were recorded during the nine months ended September 30, 2021. These changes in unrealized gains and losses reflect the fair market value of a privately held security which converted to a publicly traded security upon completion of the borrower’s initial public offering in February 2021. Prior to December 31, 2020, the Company only held securities that do not have readily

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

determinable fair values. The Company did not hold any private equities at September 30, 2021. Cumulative adjustments totaling $98 thousand have been recorded to reduce the value of investment securities that do not have readily determinable fair values held as of September 30, 2021 based on changes in observable prices. During the three and nine months ended September 30, 2021, the company sold investment securities with a value of approximately $111 thousand and realized a loss of $4 thousand on the sale. There were no such sales for the same respective periods in 2020. In addition, there were no impairment losses on investment securities during the three- and nine-month periods ended at September 30, 2021 and 2020.

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

3.     Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2019	$190
Provision for credit losses	141
Balance September 30, 2020	$331

Balance December 31, 2020	$217
Provision for credit losses	—
Write-off	(217)
Balance September 30, 2021	$—

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.     Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions / Dispositions	Amortization	September 30,
	2020	and Impairment Losses	of Leases	2021
Equipment under operating leases, net	$1,978	$(771)	$(110)	$1,097
Assets held for sale or lease, net	1,240	(118)	—	1,122
Initial direct costs, net	4	2	(2)	4
Total	$3,222	$(887)	$(112)	$2,223

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $34 thousand and $55 thousand for the respective three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, depreciation expense totaled $110 thousand and $133 thousand, respectively.

Total depreciation for the nine-months periods of 2021 includes $3 thousand of additional depreciation which were recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. All of such adjustments were recorded prior to the three-month period ended September 30, 2021. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. In addition, impairment losses totaling $58 thousand were recorded on equipment during the nine-months period ended September 30, 2021, none of which was recorded during the third quarter. There were no impairment losses recorded during the three and nine months ended September 30, 2020.

Initial direct costs (“IDC”) amortization related to the Company’s operating leases were de minimis for both three months ended September 30, 2021 and 2020. IDC amortization also totaled $2 thousand for both nine-months periods ended September 30, 2021 and 2020.

All of the leased property was acquired in the years beginning with 2005 through 2011.

As of September 30, 2021 and December 31, 2020, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	September 30,
	2020	Additions	/Dispositions	2021
Transportation, rail	$11,062	$—	$(3,366)	$7,696
Trucks and trailers	344	—	—	344
Aircraft	293	—	—	293
Manufacturing	624	—	—	624
Petro/natural gas	470	—	(470)	—
Materials handling	90	—	—	90
	12,883	—	(3,836)	9,047
Less accumulated depreciation	(10,905)	(110)	3,065	(7,950)
Total	$1,978	$(110)	$(771)	$1,097

The average estimated residual value for assets on operating leases was 10% and 13% of the assets’ original cost at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

Operating
Leases
Three months ending December 31, 2021	$178
Year ending December 31, 2022	623
2023	163
2024	77
2025	19
Thereafter	43
$1,103

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

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

During the three and nine months ended September 30, 2021 and 2020, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Costs reimbursed to Managing Member and/or affiliates	$36	$37	$112	$119
Asset management fees and adjustments to Managing Member and/or affiliates	—	19	7	54
	$36	$56	$119	$173

The Company’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2021 and December 31, 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6.     Commitments and contingencies:

At September 30, 2021, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.     Members’ capital:

Units issued and outstanding were 13,971,486 at both September 30, 2021 and December 31, 2020. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company ceased offering Units on March 11, 2005.

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS for the nine months ended at September 30, 2021 and 2020. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Distributions declared	$—	$—	$1,048	$1,467
Weighted average number of Units outstanding	13,971,486	13,971,486	13,971,486	13,971,486
Weighted average distributions per Unit	$—	$—	$0.08	$0.11

8.     Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2021, the Company’s investment securities were measured on a recurring basis. In addition, as of the same date, certain equipment deemed impaired were measured at fair value on a non-recurring basis. At September 30, 2020, the calculated fair value of the Company’s investment securities were deemed nominal.

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

The fair value of investment securities that were accounted for on a recurring basis for the three and nine months ended September 30, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of securities at the beginning of period	$709	$—	$—	$—
Conversion of previously held private securities	—	—	200	—
Securities sold	(111)	—	(111)	—
Unrealized (loss) gain on fair market valuation of securities	(262)	—	247	—
Fair value of investment securities at the end of period	$336	$—	$336	$—

Impaired lease and off-lease equipment (non-recurring)

During the nine months ended September 30, 2021, the Company recorded fair value adjustments totaling $58 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no impairment loss on equipment during the current quarter of 2021 nor the prior year nine-months period.

		Level 1	Level 2	Level 3
	September 30,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$361	$—	$—	$361

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustment categorized as Level 3 in the fair value hierarchy at September 30, 2021. There was no adjustment at December 31, 2020.

September 30, 2021

	Valuation		Unobservable
Name	Frequency	Technique	Inputs	(Weighted Average)
Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $9,500
			Quotes - per equipment	(total of $361,000)
			Equipment Condition	Poor to Average

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

The following tables present a summary of the carrying value and fair value by level of financial instruments on the Company’s balance sheet at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,183	$1,183	$—	$—	$1,183
Investment in securities	336	336	—	—	336

	Fair Value Measurements at December 31, 2020
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,401	$1,401	$—	$—	$1,401

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

Results of Operations

The three months ended September 30, 2021 versus the three months ended September 30, 2020

The Company had net losses of $532 thousand and net income of $6 thousand for the respective three months ended September 30, 2021 and 2020. The current quarter net loss reflects increases in total operating revenues, total operating expenses, and other loss when compared to the prior year period.

Total operating revenues increased by $91 thousand primarily due to increases in operating lease revenues, other revenue and gains recognized on lease asset sales. Operating leases revenues increased by $38 thousand largely due to higher rates on re-leased equipment. Other revenue was higher by $27 thousand largely due to revenues derived from the Fund’s direct financing lease which commenced during the current year. In addition, the Fund recognized $26 thousand of gains from the sale of lease assets during the current period. There were no sales of assets during the prior year period. Such increase in total operating revenues was more than offset by a $363 thousand increase in total operating expenses and a $266 thousand increase in other loss.

Total operating expenses increased primarily due to a significant increase in freight and shipping fees and railcar maintenance costs. Freight and shipping fees increased by $313 thousand due to costs associated with transporting rail cars from storage facilities for sale or re-lease. Railcar maintenance costs increased by $84 thousand, largely due to an increase in off-lease railcar inventories.

In addition, the Fund recorded other loss totaling $266 thousand during the current quarter as compared to none during the prior year period. Such other loss relates to the Company’s investment securities and primarily reflects an adverse change in the stock price of a security held at September 30, 2021.

The nine months ended September 30, 2021 versus the nine months ended September 30, 2020

The Company had net losses of $50 thousand and net income of $38 thousand for the nine months ended September 30, 2021 and 2020, respectively. The net results for the nine months of 2021 reflect increases in total operating revenues, total operating expenses, and other income.

Total operating revenues increased by $239 thousand, when compared to the prior year period, primarily due to increases in gains recognized on lease asset sales, operating leases revenues, and other revenue. Gain on sales of lease assets increased by $116 thousand primarily due to a change in the mix of assets sold. Operating lease revenues increased by $77 thousand largely due to revenues derived from railcars that were re-leased during the current period; and other revenue increased by $46 thousand dur to revenues derived from the Fund’s direct financing lease, which commenced during the current period.

Such increase in total operating revenues was more than offset by a $570 thousand increase in total operating expenses, which was primarily attributable to increases in freight and shipping, railcar maintenance costs, and impairment losses. Freight and shipping increased by $326 thousand due to costs associated with moving rail cars from storage for sale or re-lease. Railcar maintenance costs increased by $226 thousand, largely due to an increase in off-lease railcar inventories. During the current year period, the Company recorded $58 thousand of losses on equipment deemed impaired. There were no such losses during the prior year period.

During the nine-months ended September 30, 2021, the Company recorded other income totaling $243 thousand, which was comprised of $247 thousand of unrealized gains related to an increase in fair valuation of its investment securities resulting from a favorable change in the stock price; and a $4 thousand loss on the sales of investment securities. There were no unrealized nor realized gains or losses recorded during the nine months ended September 30, 2020.

Capital Resources and Liquidity

At September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $1.2 million and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(134)	$353
Investing activities	1,049	64
Financing activities	(1,133)	(1,586)
Net decrease in cash and cash equivalents	$(218)	$(1,169)

During the nine months ended September 30, 2021 and 2020, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. The Company also received $942 thousand and $64 thousand of proceeds from sales of lease assets during the nine months ended September 30, 2021 and 2020, respectively. In addition, the Company received $107 thousand from sales of investment securities during the nine months ended September 30, 2021; there were no such sales during the nine months ended September 30, 2020.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Distributions paid totaled $1.1 million and $1.6 million for the respective nine-month periods ended September 30, 2021 and 2020. During both respective nine-months periods, cash was also used to pay invoices related to professional fee and certain operating expenses.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2021, the Company had no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021

ATEL Capital Equipment Fund X, LLC

(Registrant)

By:	ATEL Financial Services, LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Raymond A. Rigo
Raymond A. Rigo
Vice President, Fund Controller of ATEL Financial Services, LLC (Managing Member)